Form 10-Q
period 2020-06-30
MidWestOne Financial Group, Inc.
filed 2020-08-06
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 5, 2020, there were 16,099,324 shares of common stock, $1.00 par value per share, outstanding.

MIDWESTONE FINANCIAL GROUP, INC.
Form 10-Q Quarterly Report

PART I – FINANCIAL INFORMATION

Glossary of Acronyms, Abbreviations, and Terms
As used in this report, references to "MidWestOne", "we", "our", "us", the "Company", and similar terms refer to the consolidated entity consisting of MidWestOne Financial Group, Inc. and its wholly-owned subsidiaries. MidWestOne Bank or the "Bank" refers to MidWestOne's bank subsidiary, MidWestOne Bank.
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q, including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

AFS	Available for Sale	FDIC	Federal Deposit Insurance Corporation
ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AOCI	Accumulated Other Comprehensive Income	FHLBDM	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FHLBC	Federal Home Loan Bank of Chicago
ASU	Accounting Standards Update	FHLMC	Federal Home Loan Mortgage Corporation
ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	FRB	Board of Governors of the Federal Reserve System
ATM	Automated Teller Machine	FNMA	Federal National Mortgage Association
ATSB	American Trust & Savings Bank of Dubuque, Iowa	GAAP	U.S. Generally Accepted Accounting Principles
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GLBA	Gramm-Leach-Bliley Act of 1999
BHCA	Bank Holding Company Act of 1956, as amended	GNMA	Government National Mortgage Association
BOLI	Bank Owned Life Insurance	HTM	Held to Maturity
CARES Act	Coronavirus Aid, Relief and Economic Security Act	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	LIBOR	The London Inter-bank Offered Rate is an interest-rate average calculated from estimates submitted by the leading banks in London
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CMO	Collateralized Mortgage Obligations	OTTI	Other-Than-Temporary Impairment
COVID-19	Coronavirus Disease 2019	PCD	Purchased Financial Assets with Credit Deterioration
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	RRE	Residential Real Estate
DCF	Discounted cash flows	ROU	Right-of-Use
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RPA	Credit Risk Participation Agreement
ECL	Expected Credit Losses	SEC	U.S. Securities and Exchange Commission
EVE	Economic Value of Equity	TDR	Troubled Debt Restructuring
FASB	Financial Accounting Standards Board

Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$65,863	$67,174
Interest earning deposits in banks	45,018	6,112
Federal funds sold	6,329	198
Total cash and cash equivalents	117,210	73,484
Debt securities available for sale at fair value	1,187,455	785,977
Loans held for sale	12,048	5,400
Gross loans held for investment	3,618,675	3,469,236
Unearned income, net	(21,636)	(17,970)
Loans held for investment, net of unearned income	3,597,039	3,451,266
Allowance for credit losses	(55,644)	(29,079)
Total loans held for investment, net	3,541,395	3,422,187
Premises and equipment, net	88,929	90,723
Goodwill	93,977	91,918
Other intangible assets, net	28,443	32,218
Foreclosed assets, net	965	3,706
Other assets	160,541	147,960
Total assets	$5,230,963	$4,653,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$867,637	$662,209
Interest bearing deposits	3,397,798	3,066,446
Total deposits	4,265,435	3,728,655
Short-term borrowings	162,224	139,349
Long-term debt	189,973	231,660
Other liabilities	92,550	44,927
Total liabilities	4,710,182	4,144,591

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 16,099,324 and 16,162,176	16,581	16,581
Additional paid-in capital	299,542	297,390
Retained earnings	198,382	201,105
Treasury stock at cost, 481,693 and 418,841 shares	(12,272)	(10,466)
Accumulated other comprehensive income	18,548	4,372
Total shareholders' equity	520,781	508,982
Total liabilities and shareholders' equity	$5,230,963	$4,653,573
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands, except per share amounts)	2020	2019	2020	2019
Interest income
Loans, including fees	$40,214	$40,053	$82,226	$69,088
Taxable investment securities	4,646	3,289	8,363	6,216
Tax-exempt investment securities	1,858	1,424	3,370	2,830
Other	40	185	204	205
Total interest income	46,758	44,951	94,163	78,339
Interest expense
Deposits	6,409	7,743	14,358	13,438
Short-term borrowings	263	500	597	957
Long-term debt	1,374	1,876	3,090	3,136
Total interest expense	8,046	10,119	18,045	17,531
Net interest income	38,712	34,832	76,118	60,808
Credit loss expense	4,685	696	26,418	2,290
Net interest income after credit loss expense	34,027	34,136	49,700	58,518
Noninterest income
Investment services and trust activities	2,217	1,890	4,753	3,280
Service charges and fees	1,290	1,870	3,116	3,312
Card revenue	1,237	1,799	2,602	2,797
Loan revenue	1,910	648	3,033	1,041
Bank-owned life insurance	635	470	1,155	862
Insurance commissions	—	314	—	734
Investment securities gains, net	6	32	48	49
Other	974	1,773	3,717	2,131
Total noninterest income	8,269	8,796	18,424	14,206
Noninterest expense
Compensation and employee benefits	15,682	16,409	32,299	28,988
Occupancy expense of premises, net	2,253	2,127	4,594	4,006
Equipment	2,010	1,914	3,890	3,285
Legal and professional	1,382	3,291	2,917	4,256
Data processing	1,240	1,008	2,594	1,853
Marketing	910	869	1,972	1,475
Amortization of intangibles	1,748	930	3,776	1,382
FDIC insurance	445	434	893	804
Communications	449	377	906	719
Foreclosed assets, net	34	84	172	142
Other	1,885	1,597	4,026	2,747
Total noninterest expense	28,038	29,040	58,039	49,657
Income before income tax expense	14,258	13,892	10,085	23,067
Income tax expense	2,546	3,218	348	5,108
Net income	$11,712	$10,674	$9,737	$17,959

Per common share information
Earnings - basic	$0.73	$0.72	$0.60	$1.33
Earnings - diluted	$0.73	$0.72	$0.60	$1.33
Dividends paid	$0.2200	$0.2025	$0.4400	$0.4050
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands)	2020	2019	2020	2019
Net income	$11,712	$10,674	$9,737	$17,959

Other comprehensive income, net of tax:
Unrealized gain from debt securities available for sale:
Unrealized net holding gains on debt securities available for sale arising during the period	15,866	5,777	20,191	9,905
Reclassification adjustment for gains included in net income	(6)	(32)	(48)	(49)
Income tax expense	(4,139)	(1,499)	(5,257)	(2,572)
Unrealized net gains on debt securities available for sale, net of reclassification adjustment	11,721	4,246	14,886	7,284
Unrealized loss from cash flow hedging instruments:
Unrealized net holding loss in cash flow hedging instruments arising during the period	(129)	—	(1,017)	—
Reclassification adjustment for net losses in cash flow hedging instruments included in income	62	—	57	—
Income tax benefit	17	—	250	—
Unrealized net losses on cash flow hedge instruments, net of reclassification adjustment	(50)	—	(710)	—
Other comprehensive income, net of tax	11,671	4,246	14,176	7,284
Comprehensive income	$23,383	$14,920	$23,913	$25,243
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$12,463	$187,813	$168,951	$(6,499)	$(5,661)	$357,067
Net income	—	—	7,285	—	—	7,285
Other comprehensive income	—	—	—	—	3,038	3,038
Release/lapse of restriction on RSUs (24,550 shares)	—	(570)	—	501	—	(69)
Repurchase of common stock (49,216 shares)	—	—	—	(1,299)	—	(1,299)
Share-based compensation	—	292	—	—	—	292
Dividends paid on common stock ($0.2025 per share)	—	—	(2,465)	—	—	(2,465)
Balance at March 31, 2019	12,463	187,535	173,771	(7,297)	(2,623)	363,849
Issuance of common stock due to business combination (4,117,536 shares), net of expenses of $323	4,118	109,228	—	—	—	113,346
Net income	—	—	10,674	—	—	10,674
Other comprehensive income	—	—	—	—	4,246	4,246
Release/lapse of restriction on RSUs (8,260 shares, net)	—	(196)	—	177	—	(19)
Repurchase of common stock (56,985 shares)	—	—	—	(1,596)	—	(1,596)
Share-based compensation	—	312	—	—	—	312
Dividends paid on common stock ($0.2025 per share)	—	—	(2,461)	—	—	(2,461)
Balance at June 30, 2019	$16,581	$296,879	$181,984	$(8,716)	$1,623	$488,351

Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	$508,982
Cumulative effect of change in accounting principle(1)	—	—	(5,362)	—	—	(5,362)
Net loss	—	—	(1,975)	—	—	(1,975)
Other comprehensive income	—	—	—	—	2,505	2,505
Acquisition fair value finalization(2)	—	2,355	—	—	—	2,355
Release/lapse of restriction on RSUs (22,946 shares, net)	—	(679)	—	552	—	(127)
Repurchase of common stock (95,340 shares)	—	—	—	(2,604)	—	(2,604)
Share-based compensation	—	346	—	—	—	346
Dividends paid on common stock ($0.22 per share)	—	—	(3,556)	—	—	(3,556)
Balance at March 31, 2020	16,581	299,412	190,212	(12,518)	6,877	500,564
Net Income	—	—	11,712	—	—	11,712
Other comprehensive income	—	—	—	—	11,671	11,671
Release/lapse of restriction on RSUs (9,542 shares, net)	—	(258)	—	246	—	(12)
Share-based compensation	—	388	—	—	—	388
Dividends paid on common stock ($0.22 per share)	—	—	(3,542)	—	—	(3,542)
Balance at June 30, 2020	$16,581	$299,542	$198,382	$(12,272)	$18,548	$520,781
(1) Reclassification pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 2. Effect of New Financial Accounting Standards for additional information.
(2) Relates to the finalization of the purchase accounting adjustments for the ATBancorp acquisition. This purchase accounting adjustment had a $2.06 million impact on goodwill, $296 thousand impact on deferred income taxes, with the offsetting impact being to additional paid-in capital. See Note 6. Goodwill and Intangible Assets for additional information.
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2020	2019
Cash flows from operating activities:
Net income	$9,737	$17,959
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	26,418	2,290
Depreciation, amortization, and accretion	2,342	4,473
Net loss on sale of premises and equipment	61	40
Share-based compensation	734	604
Net gain on sale or call of debt securities available for sale	(48)	(49)
Net (gain) loss on sale of foreclosed assets, net	(45)	1
Writedown of foreclosed assets	164	—
Net gain on sale of loans held for sale	(2,696)	(821)
Origination of loans held for sale	(179,415)	(50,900)
Proceeds from sales of loans held for sale	175,463	49,429
Increase in cash surrender value of bank-owned life insurance	(786)	(862)
Increase in deferred income taxes, net	(6,680)	(76)
Change in:
Other assets	(9,761)	1,028
Other liabilities	13,226	(4,866)
Net cash provided by operating activities	28,714	18,250
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	22,146	125,414
Proceeds from maturities and calls of debt securities available for sale	78,311	49,699
Purchases of debt securities available for sale	(452,716)	(112,256)
Proceeds from maturities and calls of debt securities held to maturity	—	3,117
Net increase in loans, net of unearned income	(142,475)	(5,482)
Purchases of premises and equipment	(803)	(1,242)
Proceeds from sale of foreclosed assets	2,637	763
Proceeds from sale of premises and equipment	2	—
Net cash acquired in business acquisition	—	37,054
Proceeds from sale of intangible assets	—	99
Net cash (used in) provided by investing activities	(492,898)	97,166
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	536,589	33,449
Short-term borrowings	22,875	(38,354)
Long-term debt	(41,713)	(27,250)
Taxes paid relating to the release/lapse of restriction on RSUs	(139)	(88)
Dividends paid	(7,098)	(4,926)
Payment of stock issuance costs	—	(323)
Repurchase of common stock	(2,604)	(2,895)
Net cash provided by (used in) financing activities	507,910	(40,387)
Net increase in cash and cash equivalents	43,726	75,029
Cash and cash equivalents:
Beginning of Period	73,484	45,480
Ending balance	$117,210	$120,509

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,039	$15,493
Cash paid during the period for income taxes	3,505	1,405
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$15	$1,384
Investment securities purchased but not settled	30,192	—
Initial recognition of operating lease right of use asset	—	2,892
Initial recognition of operation lease liability	—	2,892

Supplemental schedule of non-cash investing activities from acquisition:
Noncash assets acquired:
Debt securities available for sale	$—	$99,056
Loans	—	1,137,880
Premises and equipment	—	19,213
Goodwill	—	28,722
Core deposit intangible	—	28,230
Bank-owned life insurance	—	18,759
Foreclosed assets	—	3,767
Other assets	—	17,657
Total noncash assets acquired	—	1,353,284

Liabilities assumed:
Deposits	—	1,079,094
Short-term borrowing	—	60,761
FHLB borrowings	—	82,771
Junior subordinated notes issued to capital trusts	—	17,557
Subordinated debentures	—	10,873
Other liabilities	—	25,613
Total liabilities assumed	$—	$1,276,669

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
Risks and Uncertainties
The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization declared COVID-19 to be a global pandemic, indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the FRB have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and healthcare providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

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

Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19. In accordance with CARES Act provisions and regulatory guidance, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact of COVID-19 may affect its borrowers’ ability to repay in future periods.

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

Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. On July 28, 2020, the Company completed the private placement of $65.0 million of its subordinated notes with registration rights. The 5.75% fixed-to-floating rate subordinated notes are due July 2030. For regulatory capital purposes, the subordinated notes have been structured to qualify initially as Tier 2 Capital for the Company. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

Due to the economic impact that COVID-19 has had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of June 30, 2020. As part of this interim impairment assessment, in the event that the Company concluded that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Based upon the results of our interim goodwill assessment, we have concluded that an impairment did not exist as of the time of the assessment.

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

Processes, controls and business continuity plan
The Company has invoked its Business Continuity Plan that includes a remote working strategy. The Company does not anticipate incurring additional material costs related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Credit
The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required ACL and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the six months ended June 30, 2020 may not be indicative of results for the year ending December 31, 2020, or for any other period.
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

Guidance on Non-TDR Loan Modifications due to COVID-19
Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Liability for Off-Balance Sheet Credit Losses
Financial instruments include off-balance sheet credit losses, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company recognizes a liability for off-balance sheet credit losses, unless the commitments to extend credit are unconditionally cancellable, through a charge to credit loss expense for off-balance sheet credit losses included in credit loss expense in the Company’s consolidated statements of income. The liability for off-balance sheet credit losses is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.

2. Effect of New Financial Accounting Standards
Accounting Guidance Adopted in 2019
On January 1, 2020, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables. It is also applied to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for AFS debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

The following table illustrates the impact of ASC 326 on the allowance for credit losses on loans and the liability for off-balance sheet credit exposures:

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

Accounting Guidance Pending Adoption at June 30, 2020
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

3. Debt Securities
The amortized cost and fair value of investment debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of June 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Estimated Fair Value
U.S. Government agencies and corporations	$402	$8	$—	$—	$410
State and political subdivisions	424,935	10,317	1,206	—	434,046
Mortgage-backed securities	77,944	1,742	1	—	79,685
Collateralized mortgage obligations	352,318	8,148	438	—	360,028
Corporate debt securities	305,797	8,387	898	—	313,286
Total debt securities	$1,161,396	$28,602	$2,543	$—	$1,187,455

	As of December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$439	$2	$—	$441
State and political subdivisions	253,750	3,803	348	257,205
Mortgage-backed securities	43,009	536	15	43,530
Collateralized mortgage obligations	293,911	1,000	1,965	292,946
Corporate debt securities	188,952	3,018	115	191,855
Total debt securities	$780,061	$8,359	$2,443	$785,977

Investment securities with a carrying value of $377.8 million and $264.8 million at June 30, 2020 and December 31, 2019, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2020, aggregated by investment category and length of time in a continuous loss position:

		As of June 30, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	63	$41,403	$1,206	$—	$—	$41,403	$1,206
Mortgage-backed securities	5	286	1	16	—	302	1
Collateralized mortgage obligations	3	31,044	438	—	—	31,044	438
Corporate debt securities	20	42,034	796	4,820	102	46,854	898
Total	91	$114,767	$2,441	$4,836	$102	$119,603	$2,543
As of June 30, 2020, 63 state and political subdivisions securities with total unrealized losses of $1.2 million were held by the Company. Management evaluated these securities by considering the yield spread to treasury securities, credit agency ratings, and payment history. In addition, management evaluated the most recent financial information available for certain of these securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2020, 5 mortgage-backed securities and 3 collateralized mortgage obligations with unrealized losses were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2020, 20 corporate debt securities with total unrealized losses of $0.9 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated the most recent financial information available for certain of these securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
Accrued interest receivable on available for sale debt securities, which is recorded within 'Other Assets,' totaled $5.6 million at June 30, 2020 and is excluded from the estimate of credit losses.

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

Proceeds and gross realized gains and losses on debt securities available for sale for the three months and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Proceeds from sales of debt securities available for sale	$—	$118,134	$22,140	$125,414

Gross realized gains from sales of debt securities available for sale	—	79	155	105
Gross realized losses from sales of debt securities available for sale	—	(45)	(113)	(54)
Net realized gain from sales of debt securities available for sale	$—	$34	$42	$51

The contractual maturity distribution of investment debt securities at June 30, 2020, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$56,816	$57,396
Due after one year through five years	250,000	257,274
Due after five years through ten years	206,548	211,367
Due after ten years	217,770	221,705
	$731,134	$747,742
Mortgage-backed securities	77,944	79,685
Collateralized mortgage obligations	352,318	360,028
Total	$1,161,396	$1,187,455

4. Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	June 30, 2020	December 31, 2019
Agricultural	$140,837	$140,446
Commercial and industrial	1,084,527	835,236
Commercial real estate:
Construction & development	199,950	298,077
Farmland	161,897	181,885
Multifamily	247,403	227,407
Commercial real estate-other	1,155,489	1,107,490
Total commercial real estate	1,764,739	1,814,859
Residential real estate:
One- to four- family first liens	377,100	407,418
One- to four- family junior liens	155,814	170,381
Total residential real estate	532,914	577,799
Consumer	74,022	82,926
Loans held for investment, net of unearned income	3,597,039	3,451,266
Allowance for credit losses	(55,644)	(29,079)
Total loans held for investment, net	$3,541,395	$3,422,187

Loans with unpaid principal in the amount of $889.3 million and $945.9 million at June 30, 2020 and December 31, 2019, respectively, were pledged to the FHLB as collateral for borrowings.

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

As of June 30, 2020, the Company had no commitments to lend additional funds to borrowers who have a nonaccrual loan.

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
June 30, 2020
Agricultural	$138,409	$522	$351	$1,555	$140,837	$—
Commercial and industrial	1,078,603	245	1,134	4,545	1,084,527	35
Commercial real estate:
Construction and development	194,965	3,663	707	615	199,950	—
Farmland	151,530	388	1,221	8,758	161,897	—
Multifamily	247,403	—	—	—	247,403	—
Commercial real estate-other	1,147,912	1,432	—	6,145	1,155,489	—
Total commercial real estate	1,741,810	5,483	1,928	15,518	1,764,739	—
Residential real estate:
One- to four- family first liens	368,201	2,142	1,740	5,017	377,100	3,197
One- to four- family junior liens	154,769	552	259	234	155,814	—
Total residential real estate	522,970	2,694	1,999	5,251	532,914	3,197
Consumer	73,768	136	13	105	74,022	6
Total	$3,555,560	$9,080	$5,425	$26,974	$3,597,039	$3,238

December 31, 2019
Agricultural	$137,715	$975	$—	$1,756	$140,446	$—
Commercial and industrial	828,842	846	270	5,278	835,236	—
Commercial real estate:
Construction and development	294,995	2,256	621	205	298,077	—
Farmland	175,281	362	—	6,242	181,885	—
Multifamily	227,013	394	—	—	227,407	—
Commercial real estate-other	1,102,504	1,965	347	2,674	1,107,490	—
Total commercial real estate	1,799,793	4,977	968	9,121	1,814,859	—
Residential real estate:
One- to four- family first liens	402,471	2,579	857	1,511	407,418	99
One- to four- family junior liens	169,592	518	108	163	170,381	25
Total residential real estate	572,063	3,097	965	1,674	577,799	124
Consumer	82,558	150	80	138	82,926	12
Total	$3,420,971	$10,045	$2,283	$17,967	$3,451,266	$136

The following table presents the amortized cost basis of loans on non-accrual status, loans past due 90 days or more and still accruing by class of loan and related interest income recognized:

					Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual with no Allowance for Credit Losses	90 Days or More Past Due And Accruing	Interest Income Recognized on Nonaccrual	Interest Income Recognized on Nonaccrual
As of and for the Three and Six Months Ended June 30, 2020
Agricultural	$2,894	$3,187	$1,611	$—	$16	$80
Commercial and industrial	13,276	10,041	5,104	35	45	101
Commercial real estate:
Construction and development	1,494	879	701	—	6	41
Farmland	10,402	14,178	12,593	—	9	93
Multifamily	—	—	—	—	—	1
Commercial real estate-other	10,141	9,980	3,099	—	3	24
Total commercial real estate	22,037	25,037	16,393	—	18	159
Residential real estate:
One- to four- family first liens	2,557	2,293	207	3,197	33	41
One- to four- family junior liens	513	583	1	—	6	7
Total residential real estate	3,070	2,876	208	3,197	39	48
Consumer	206	162	13	6	6	8
Total	$41,483	$41,303	$23,329	$3,238	$124	$396

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

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of June 30, 2020. As of June 30, 2020, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
June 30, 2020 (in thousands)	2020	2019	2018	2017	2016	Prior		Total
Agricultural
Pass	$21,013	$11,300	$4,898	$2,906	$2,753	$3,067	$71,689	$117,626
Special mention / watch	5,905	1,422	125	113	600	1,253	6,206	15,624
Substandard	1,093	1,282	2	191	131	227	4,661	7,587
Doubtful	—	—	—	—	—	—	—	—
Total	$28,011	$14,004	$5,025	$3,210	$3,484	$4,547	$82,556	$140,837
Commercial and industrial
Pass	$486,629	$114,316	$70,083	$77,159	$44,088	$114,435	$125,003	$1,031,713
Special mention / watch	5,018	1,309	1,953	4,243	906	3,356	18,615	35,400
Substandard	3,036	2,569	752	974	624	4,416	5,043	17,414
Doubtful	—	—	—	—	—	—	—	—
Total	$494,683	$118,194	$72,788	$82,376	$45,618	$122,207	$148,661	$1,084,527
CRE - Construction and development
Pass	$50,048	$76,696	$25,444	$8,655	$1,932	$1,308	$26,494	$190,577
Special mention / watch	4,159	1,688	775	—	14	34	—	6,670
Substandard	735	1,919	—	—	—	49	—	2,703
Doubtful	—	—	—	—	—	—	—	—
Total	$54,942	$80,303	$26,219	$8,655	$1,946	$1,391	$26,494	$199,950
CRE - Farmland
Pass	$37,140	$32,227	$14,315	$15,023	$10,590	$18,171	$2,257	$129,723
Special mention / watch	2,244	4,584	1,290	1,953	1,237	587	353	12,248
Substandard	2,732	3,632	4,339	1,729	449	6,051	994	19,926
Doubtful	—	—	—	—	—	—	—	—
Total	$42,116	$40,443	$19,944	$18,705	$12,276	$24,809	$3,604	$161,897
CRE - Multifamily
Pass	$109,637	$17,948	$18,346	$37,740	$16,722	$32,726	$12,788	$245,907
Special mention / watch	348	—	—	—	78	—	—	426
Substandard	716	354	—	—	—	—	—	1,070
Doubtful	—	—	—	—	—	—	—	—
Total	$110,701	$18,302	$18,346	$37,740	$16,800	$32,726	$12,788	$247,403
CRE - other
Pass	$385,335	$129,669	$84,625	$106,504	$81,037	$147,048	$50,888	$985,106
Special mention / watch	85,815	24,505	6,821	6,526	4,537	5,671	199	134,074
Substandard	24,446	1,480	6,296	1,246	604	2,101	136	36,309
Doubtful	—	—	—	—	—	—	—	—
Total	$495,596	$155,654	$97,742	$114,276	$86,178	$154,820	$51,223	$1,155,489
RRE - One- to four- family first liens
Performing	$71,419	$61,180	$52,230	$47,208	$43,567	$85,959	$10,046	$371,609
Nonperforming	17	67	588	1,092	930	2,797	—	5,491
Total	$71,436	$61,247	$52,818	$48,300	$44,497	$88,756	$10,046	$377,100
RRE - One- to four- family junior liens
Performing	$3,687	$12,453	$16,629	$8,207	$4,343	$7,568	$102,345	$155,232
Nonperforming	—	—	—	32	250	229	71	582
Total	$3,687	$12,453	$16,629	$8,239	$4,593	$7,797	$102,416	$155,814
Consumer
Performing	$12,933	$19,438	$14,079	$6,857	$3,607	$6,203	$10,743	$73,860
Nonperforming	—	38	49	24	14	37	—	162
Total	$12,933	$19,476	$14,128	$6,881	$3,621	$6,240	$10,743	$74,022

	Term Loans by Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Total by Credit Quality Indicator Category
Pass	$1,089,802	$382,156	$217,711	$247,987	$157,122	$316,755	$289,119	$2,700,652
Special mention / watch	103,489	33,508	10,964	12,835	7,372	10,901	25,373	204,442
Substandard	32,758	11,236	11,389	4,140	1,808	12,844	10,834	85,009
Doubtful	—	—	—	—	—	—	—	—
Performing	88,039	93,071	82,938	62,272	51,517	99,730	123,134	600,701
Nonperforming	17	105	637	1,148	1,194	3,063	71	6,235
Total	$1,314,105	$520,076	$323,639	$328,382	$219,013	$443,293	$448,531	$3,597,039

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

Allowance for Credit Losses
At June 30, 2020, the economic forecast used by the Company showed continued increases in Midwest unemployment over the next three forecasted quarters, with improvements starting in the fourth quarter; increases in national retail sales over the next four forecasted quarters; decreases in the CRE index over the next three forecasted quarters, with improvements beginning in the fourth quarter; decreases in U.S. GDP over the next two forecasted quarters, with improvements starting in the third quarter; decreases in the national home price index; and increases in the U.S. rental vacancy rate through the second forecasted quarter, with improvements starting in the third quarter. Consistent with the prior quarter, these loss drivers are worse when compared to recent historical trends over the past several years, largely as a result of the COVID-19 pandemic.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets' totaled $15.3 million at June 30, 2020 and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended June 30, 2020 and 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months June 30, 2020
Beginning balance	$1,146	$19,309	$23,138	$6,425	$1,169	$51,187
Charge-offs	(109)	(902)	(792)	(103)	(197)	(2,103)
Recoveries	1	166	11	8	50	236
Credit loss expense(1)	370	136	5,864	(256)	210	6,324
Ending balance	$1,408	$18,709	$28,221	$6,074	$1,232	$55,644

For the Three Months Ended June 30, 2019
Beginning balance	$3,691	$7,594	$14,798	$3,272	$297	$29,652
Charge-offs	(16)	(1,759)	(310)	(1)	(101)	(2,187)
Recoveries	2	100	257	8	163	530
Credit loss expense	43	1,698	(1,090)	98	(53)	696
Ending balance	$3,720	$7,633	$13,655	$3,377	$306	$28,691

	For the Six Months Ended June 30, 2020 and 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30, 2020
Beginning balance, prior to adoption of ASC 326	$3,748	$8,394	$13,804	$2,685	$448	$29,079
Day 1 transition adjustment from adoption of ASC 326	(2,557)	2,728	1,300	2,050	463	3,984
Charge-offs	(193)	(1,373)	(1,512)	(103)	(419)	(3,600)
Recoveries	26	379	19	15	96	535
Credit loss expense(1)	384	8,581	14,610	1,427	644	25,646
Ending balance	$1,408	$18,709	$28,221	$6,074	$1,232	$55,644

For the Six Months Ended June 30, 2019
Beginning balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
Charge-offs	(150)	(2,113)	(960)	(50)	(269)	(3,542)
Recoveries	9	148	265	17	197	636
Credit loss expense	224	2,120	(1,285)	1,061	170	2,290
Ending balance	$3,720	$7,633	$13,655	$3,377	$306	$28,691
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $(1.6) million and $772 thousand related to off-balance sheet credit exposures for the three months and six months ended June 30, 2020, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of June 30, 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,747	$8,593	$23,714	$204	$8	$35,266
Collectively evaluated for impairment	138,090	1,075,934	1,741,025	532,710	74,014	3,561,773
Total	$140,837	$1,084,527	$1,764,739	$532,914	$74,022	$3,597,039
Allowance for credit losses:
Individually evaluated for impairment	$490	$1,774	$915	$—	$—	$3,179
Collectively evaluated for impairment	918	16,935	27,306	6,074	1,232	52,465
Total	$1,408	$18,709	$28,221	$6,074	$1,232	$55,644

	As of December 31, 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$4,312	$12,242	$16,082	$838	$21	$33,495
Collectively evaluated for impairment	135,246	822,939	1,781,306	572,865	82,864	3,395,220
Purchased credit impaired loans	888	55	17,471	4,096	41	22,551
Total	$140,446	$835,236	$1,814,859	$577,799	$82,926	$3,451,266
Allowance for loan losses:
Individually evaluated for impairment	$212	$2,198	$1,180	$73	$—	$3,663
Collectively evaluated for impairment	3,536	6,194	11,836	2,152	448	24,166
Purchased credit impaired loans	—	2	788	460	—	1,250
Total	$3,748	$8,394	$13,804	$2,685	$448	$29,079

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of June 30, 2020
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$124	$2,011	$612	$2,747	$490
Commercial and industrial	1,230	4,066	3,297	8,593	1,774
Commercial real estate:
Construction and development	700	—	—	700	—
Farmland	13,646	—	—	13,646	283
Multifamily	—	—	—	—	—
Commercial real estate-other	9,368	—	—	9,368	632
Residential real estate:
One- to four- family first liens	204	—	—	204	—
One- to four- family junior liens	—	—	—	—	—
Consumer	—	8	—	8	—
Total	$25,272	$6,085	$3,909	$35,266	$3,179

Troubled Debt Restructurings
TDRs totaled $8.9 million and $11.0 million as of June 30, 2020 and December 31, 2019, respectively. The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs may include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	Three Months Ended June 30,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
One- to four- family first liens	2	$145	$145	3	$240	$239
One- to four- family junior liens	—	—	—	1	25	25

CONCESSION - Other
Agricultural	1	208	208	—	—	—
Farmland	2	354	354	—	—	—
Total	5	$707	$707	4	$265	$264

	Six Months Ended June 30,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
Commercial real estate-other	3	$759	$808	—	$—	$—
One- to four- family first liens	2	145	145	3	240	239
One- to four- family junior liens	—	—	—	2	76	76

CONCESSION - Other
Agricultural	1	208	208	—	—	—
Farmland	2	354	354	—	—	—
Total	8	$1,466	$1,515	5	$316	$315

For the three months and six months ended June 30, 2020, the Company had zero TDRs that redefaulted within 12 months subsequent to restructure. For the three and six months ended June 30, 2019, the Company had zero TDRs that redefaulted within 12 months subsequent to restructure.

Modifications in response to COVID-19:

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint interagency statement issued by the federal banking agencies provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for the initial deferral of three months of principal and / or interest. The deferred interest is due and payable at the end of the deferral period and the deferred principal is due and payable on the maturity date. At June 30, 2020, we had granted short-term payment deferrals on $462.2 million of loans. The program is ongoing and additional loans continue to be granted deferrals.

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

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by class of receivable, during the stated period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019		2019
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$2,632	$47	$2,227	$12
Commercial and industrial	4,347	—	4,610	—
Commercial real estate:
Construction and development	—	—	—	—
Farmland	3,001	32	2,011	—
Multifamily	—	—	—	—
Commercial real estate-other	920	10	857	20
Total commercial real estate	3,921	42	2,868	20
Residential real estate:
One- to four- family first liens	497	—	332	—
One- to four- family junior liens	75	—	50	—
Total residential real estate	572	—	382	—
Consumer	21	—	14	—
Total	$11,493	$89	$10,101	$32
With an allowance recorded:
Agricultural	$2,363	$53	$2,279	$60
Commercial and industrial	4,271	—	4,042	—
Commercial real estate:
Construction and development	—	—	—	—
Farmland	86	5	57	5
Multifamily	—	—	—	—
Commercial real estate-other	2,044	10	1,931	12
Total commercial real estate	2,130	15	1,988	17
Residential real estate:
One- to four- family first liens	526	6	440	8
One- to four- family junior liens	—	—	—	—
Total residential real estate	526	6	440	8
Consumer	—	—	—	—
Total	$9,290	$74	$8,749	$85
Total:
Agricultural	$4,995	$100	$4,506	$72
Commercial and industrial	8,618	—	8,652	—
Commercial real estate:
Construction and development	—	—	—	—
Farmland	3,087	37	2,068	5
Multifamily	—	—	—	—
Commercial real estate-other	2,964	20	2,788	32
Total commercial real estate	6,051	57	4,856	37
Residential real estate:
One- to four- family first liens	1,023	6	772	8
One- to four- family junior liens	75	—	50	—
Total residential real estate	1,098	6	822	8
Consumer	21	—	14	—
Total	$20,783	$163	$18,850	$117

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

5. Derivatives, Hedging Activities and Balance Sheet Offsetting
The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of the dates indicated. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

The fair values of the Company's derivative instrument assets and liabilities are summarized as follows:

	As of June 30, 2020			As of December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments
Fair value hedges
Interest rate swaps	$25,927	$—	$3,106	$16,734	$—	$1,113
Cash flow hedges
Interest rate swaps	30,000	—	960	—	—	—
Total	$55,927	$—	$4,066	$16,734	$—	$1,113

Not designated as hedging instruments:
Interest rate swaps	$340,444	$14,388	$14,440	$113,632	$1,824	$1,999
RPAs - protection sold	4,589	3	—	4,702	24	—
RPAs - protection purchased	9,920	—	11	10,009	—	130
Total	$354,953	$14,391	$14,451	$128,343	$1,848	$2,129

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
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. In February 2020, the Company entered into a pay-fixed receive-variable interest rate swap with a notional of $30.0 million to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt. The interest rate swap is designated as a cash flow hedge. The gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. During 2020, the Company estimates that an additional $356 thousand will be reclassified to interest expense.

The table below presents the effect of cash flow hedge accounting on AOCI for three months and six months ended June 30, 2020 and 2019.

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2020	2019		2020	2019
Interest rate swaps	$(129)	$—	Interest Expense	$(62)	$—

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019		2020	2019
Interest rate swaps	$(1,017)	$—	Interest Expense	$(57)	$—

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(80)	$—	$—	$—	$(127)	$—	$(1)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	237	—	491	—	1,988	—	795	—
Derivative designated as hedging instruments	(232)	—	(491)	—	(1,993)	—	(796)	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	—	62	—	—	—	57	—	—
As of June 30, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$29,035	$3,099

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)		2020	2019	2020	2019
Interest rate swaps	Other income	$(18)	$(108)	$123	$(130)
RPAs	Other income	(6)	(107)	97	(124)
Total		$(24)	$(215)	$220	$(254)
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

The following table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of June 30, 2020 and December 31, 2019, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of overcollateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Assets (Liabilities)
As of June 30, 2020
Asset Derivatives	$14,391	$—	$14,391	$—	$—	$14,391
Liability Derivatives	(18,517)	—	(18,517)	—	(18,517)	—

As of December 31, 2019
Asset Derivatives	$1,848	$—	$1,848	$—	$—	$1,848
Liability Derivatives	(3,242)	—	(3,242)	—	(3,242)	—
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
As of June 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $18.7 million. As of June 30, 2020, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted $14.4 million of collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $18.7 million.

6. Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the periods indicated:

Six Months Ended June 30,
(in thousands)	2020
Goodwill, beginning of period	$91,918
Fair value adjustment	2,059
Total goodwill, end of period	$93,977
Goodwill adjustments consisted of the ATBancorp acquisition purchase accounting adjustments, which were finalized in the first quarter of 2020.
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of June 30, 2020			As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$41,745	$(23,932)	$17,813	$41,745	$(21,032)	$20,713
Customer relationship intangible	5,265	(2,000)	3,265	5,265	(1,195)	4,070
Other	2,700	(2,375)	325	2,700	(2,305)	395
	$49,710	$(28,307)	$21,403	$49,710	$(24,532)	$25,178

Indefinite-lived trade name intangible	$7,040			$7,040
The following table provides the estimate future amortization expense for the remaining six months ending December 31, 2020 and the succeeding periods:

	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
Estimated Amortization Expense for the Year Ending December 31,
2020	$2,507	$630	$63	$3,200
2021	4,190	1,062	106	5,358
2022	3,487	797	79	4,363
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
Thereafter	2,616	19	2	2,637
Total	$17,813	$3,265	$325	$21,403
7. Other Assets
The components of the Company's other assets as of June 30, 2020 and December 31, 2019 were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Bank-owned life insurance	$82,411	$81,625
Interest receivable	21,082	18,525
FHLB stock	12,858	15,381
Mortgage servicing rights	5,833	7,026
Operating lease ROU assets, net	4,067	4,499
Federal & state taxes, current	—	2,318
Federal & state taxes, deferred	7,435	3,530
Derivative assets	14,391	1,848
Other receivables/assets	12,464	13,208
	$160,541	$147,960

8. Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	As of June 30, 2020	As of December 31, 2019
Noninterest bearing deposits	$867,637	$662,209
Interest checking deposits	1,153,697	962,830
Money market deposits	811,368	763,028
Savings deposits	463,262	387,142
Time deposits under $250,000	656,723	682,232
Time deposits of $250,000 or more	312,748	271,214
Total deposits	$4,265,435	$3,728,655
The Company had $5.2 million and $6.6 million in brokered time deposits through the CDARS program as of June 30, 2020 and December 31, 2019, respectively. Included in money market deposits at June 30, 2020 and December 31, 2019 were $12.6 million and $10.1 million, respectively, of brokered deposits through the ICS program.

As of June 30, 2020 and December 31, 2019, the Company had public entity deposits that were collateralized by investment securities of $130.7 million and $96.6 million, respectively.

9. Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	June 30, 2020		December 31, 2019
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.41%	$152,224	1.06%	$117,249
Federal Home Loan Bank advances	—	—	1.73	22,100
Unsecured line of credit	1.94	10,000	—	—
Total	0.51%	$162,224	1.17%	$139,349
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
The Bank has unsecured federal funds lines totaling $145.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either June 30, 2020 or December 31, 2019.
At June 30, 2020 and December 31, 2019, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $65.6 million as of June 30, 2020 and $12.7 million as of December 31, 2019. As of June 30, 2020 and December 31, 2019, the Bank had municipal securities with a market value of $70.2 million and $13.0 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
On April 30, 2015, the Company entered into a credit agreement with a correspondent bank under which the Company could borrow up to $5.0 million from an unsecured revolving credit facility. Interest was payable at a rate of one-month LIBOR plus 2.00%. The credit agreement was amended on April 29, 2019 such that, commencing May 1, 2019, the revolving commitment amount was increased to $10.0 million with interest payable at a rate of one-month LIBOR plus 1.75%. The credit agreement was amended again on April 24, 2020 to extend the maturity date to November 30, 2020. The Company had $10.0 million balance outstanding under this revolving credit facility as of June 30, 2020 and nothing outstanding as of December 31, 2019.

10. Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
June 30, 2020
ATBancorp Statutory Trust I	$7,732	$6,832	Three-month LIBOR + 1.68%	1.99%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,821	Three-month LIBOR + 1.65%	1.96%	06/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,750	Three-month LIBOR + 2.15%	2.46%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,808	Three-month LIBOR + 3.50%	3.81%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.90%	12/15/2037	12/15/2012
Total	$44,847	$41,675

December 31, 2019
ATBancorp Statutory Trust I	$7,732	$6,814	Three-month LIBOR + 1.68%	3.57%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,794	Three-month LIBOR + 1.65%	3.54%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,732	Three-month LIBOR + 2.15%	4.08%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,783	Three-month LIBOR + 3.50%	5.39%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	3.48%	12/15/2037	12/15/2012
Total	$44,847	$41,587

Subordinated Debentures
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.9 million of subordinated debentures (the "ATB Debentures"). These debentures have a stated maturity of May 31, 2023, and bear interest at a fixed annual rate of 6.50%, with interest payable semi-annually on March 15th and September 15th. The Company has the option to redeem the debentures, in whole or part, at any time on or after May 31, 2021. On July 28, 2020, the Company completed the private placement of $65.0 million of its subordinated notes with registration rights. The 5.75% fixed-to-floating rate subordinated notes are due July 2030.

The debentures and subordinated notes constitute Tier 2 capital under the rules and regulations of the Federal Reserve applicable to the capital status of the subordinated debt of bank holding companies. The debentures and subordinated notes are phased out of Tier 2 capital by 20% of the amount of the debentures or subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of each debenture. At June 30, 2020, we were permitted to treat 40% of the ATB Debentures as Tier 2 capital.

Other Long-Term Debt
Long-term borrowings were as follows as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$1,162	8.89%	$1,224
FHLB borrowings	1.92	108,246	2.25	145,700
Notes payable to unaffiliated bank	1.93	28,000	3.44	32,250
Total	1.98%	$137,408	2.51%	$179,174
As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. At June 30, 2020, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 3. Debt Securities of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. As of June 30, 2020, the note was paid off.

On April 30, 2019, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of April 30, 2024. Quarterly principal and interest payments began June 30, 2019 and, as of June 30, 2020, $28.0 million of that note was outstanding.

11. Income Taxes
Income tax expense for the three months and six months ended June 30, 2020 and 2019 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$2,994	21.0%	$2,917	21.0%	$2,118	21.0%	$4,844	21.0%
Tax-exempt interest	(703)	(4.9)	(472)	(3.4)	(1,346)	(13.3)	(940)	(4.1)
Bank-owned life insurance	(133)	(0.9)	(99)	(0.7)	(242)	(2.4)	(181)	(0.8)
State income taxes, net of federal income tax benefit	736	5.2	744	5.4	545	5.4	1,231	5.3
Non-deductible acquisition expenses	—	—	136	1.0	—	—	162	0.7
General business credits	(388)	(2.7)	(14)	(0.1)	(771)	(7.6)	(28)	(0.1)
Other	40	0.2	6	—	44	0.4	20	0.1
Total income tax expense	$2,546	17.9%	$3,218	23.2%	$348	3.5%	$5,108	22.1%

12. Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Basic Earnings Per Share:
Net income	$11,712	$10,674	$9,737	$17,959
Weighted average shares outstanding	16,094,084	14,893,854	16,117,792	13,536,646
Basic earnings per common share	$0.73	$0.72	$0.60	$1.33

Diluted Earnings Per Share:
Net income	11,712	$10,674	$9,737	$17,959
Weighted average shares outstanding, including all dilutive potential shares	16,099,682	14,900,057	16,125,375	13,545,290
Diluted earnings per common share	$0.73	$0.72	$0.60	$1.33

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

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of June 30, 2020 and December 31, 2019, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2020
Consolidated:
Total capital/risk weighted assets	$485,309	11.72%	$434,970	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	434,207	10.48	352,118	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	392,532	9.48	289,980	7.00	N/A	N/A
Tier 1 leverage capital/average assets	434,207	8.72	199,225	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$513,922	12.47%	$432,647	10.50%	$412,045	10.00%
Tier 1 capital/risk weighted assets	467,154	11.34	350,238	8.50	329,636	8.00
Common equity tier 1 capital/risk weighted assets	467,154	11.34	288,431	7.00	267,829	6.50
Tier 1 leverage capital/average assets	467,154	9.39	198,967	4.00	248,709	5.00

At December 31, 2019
Consolidated:
Total capital/risk weighted assets	$463,601	11.34%	$429,077	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	428,021	10.47	347,348	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	386,434	9.46	286,051	7.00	N/A	N/A
Tier 1 leverage capital/average assets	428,021	9.48	180,529	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$482,106	11.83%	$427,877	10.50%	$407,502	10.00%
Tier 1 capital/risk weighted assets	453,027	11.12	346,377	8.50	326,002	8.00
Common equity tier 1 capital/risk weighted assets	453,027	11.12	285,251	7.00	264,876	6.50
Tier 1 leverage capital/average assets	453,027	10.06	180,209	4.00	231,166	5.00
(1) Includes a capital conservation buffer of 2.50% at June 30, 2020 and December 31, 2019.
The Bank for the period as of December 31, 2019 was required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, of which these reserve amounts totaled $24.1 million. There was no such requirement to maintain such reserve balances as of June 30, 2020, and therefore the total amount held in reserve was $0.0 million.

14. Commitments and Contingencies
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank's commitments as of the dates indicated:

	June 30, 2020	December 31, 2019
(in thousands)
Commitments to extend credit	$892,199	$859,212
Commitments to sell loans	12,048	5,400
Standby letters of credit	30,809	36,192
Total	$935,056	$900,804
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
Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At June 30, 2020, the liability for off-balance-sheet credit losses totaled $4.2 million, whereas the total amount recorded within credit loss expense for the six months ended was $772 thousand. No liability was recorded in the prior year.
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

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 64% of the loans are real estate loans and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 34% and 20%, respectively, as of June 30, 2020.

15. Fair Value of Financial Instruments and Fair Value Measurements
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
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
For information regarding the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Business and Significant Accounting Policies and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements in the Company's 2019 Annual Report on Form 10-K, filed with the SEC on March 6, 2020.
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

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis comprise the following as of the dates indicated:

	Fair Value Measurement at June 30, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$410	$—	$410	$—
State and political subdivisions	434,046	—	434,046	—
Mortgage-backed securities	79,685	—	79,685	—
Collateralized mortgage obligations	360,028	—	360,028	—
Corporate debt securities	313,286	—	313,286	—
Derivative assets	14,391	—	14,391	—

Liabilities:
Derivative liabilities	$18,517	$—	$18,517	$—

	Fair Value Measurement at December 31, 2019 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$441	$—	$441	$—
State and political subdivisions	257,205	—	257,205	—
Mortgage-backed securities	43,530	—	43,530	—
Collateralized mortgage obligations	292,946	—	292,946	—
Corporate debt securities	191,855	—	191,855	—
Derivative assets	1,848	—	1,848	—

Liabilities:
Derivative liabilities	$3,242	$—	$3,242	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the six months ended June 30, 2020 or the year ended December 31, 2019.
Changes in the fair value of available for sale debt securities are included in other comprehensive income.
Nonrecurring Basis
The following tables present assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at June 30, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$8,798	$—	$—	$8,798
Foreclosed assets, net	965	—	—	965

	Fair Value Measurement at December 31, 2019 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$6,749	$—	$—	$6,749
Foreclosed assets, net	3,706	—	—	3,706

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the date indicated:

	Fair Value at
(dollars in thousands)	June 30, 2020	December 31, 2019	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans	$8,798	$6,749	Fair value of collateral	Valuation adjustments	—%	-	90%	31%

Foreclosed assets, net	$965	3,706	Fair value of collateral	Valuation adjustments	8%	-	47%	27%

The carrying amount and estimated fair value of financial instruments at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$117,210	$117,210	$117,210	$—	$—
Debt securities available for sale	1,187,455	1,187,455	—	1,187,455	—
Loans held for sale	12,048	12,401	—	12,401	—
Loans held for investment, net	3,541,395	3,597,325	—	—	3,597,325
Interest receivable	21,082	21,082	—	21,082	—
Federal Home Loan Bank stock	12,858	12,858	—	12,858	—
Derivative assets	14,391	14,391	—	14,391	—
Financial liabilities:
Non-interest bearing deposits	867,637	867,637	867,637	—	—
Interest-bearing deposits	3,397,798	3,405,414	2,428,327	977,087	—
Short-term borrowings	162,224	162,224	162,224	—	—
Finance leases payable	1,162	1,162	—	1,162	—
Federal Home Loan Bank borrowings	108,246	111,902	—	111,902	—
Junior subordinated notes issued to capital trusts	41,675	34,546	—	34,546	—
Subordinated debentures	10,890	11,123	—	11,123	—
Other long-term debt	28,000	28,000	—	28,000	—
Derivative liabilities	18,517	18,517	—	18,517	—

	December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,484	$73,484	$73,484	$—	$—
Debt securities available for sale	785,977	785,977	—	785,977	—
Loans held for sale	5,400	5,476	—	5,476	—
Loans held for investment, net	3,422,187	3,427,952	—	—	3,427,952
Interest receivable	18,525	18,525	—	18,525	—
Federal Home Loan Bank stock	15,381	15,381	—	15,381	—
Derivative assets	1,848	1,848	—	1,848	—
Financial liabilities:
Non-interest bearing deposits	662,209	662,209	662,209	—	—
Interest-bearing deposits	3,066,446	3,066,427	2,113,000	953,427	—
Short-term borrowings	139,349	139,349	139,349	—	—
Finance leases payable	1,224	1,224	—	1,224	—
Federal Home Loan Bank borrowings	145,700	146,913	—	146,913	—
Junior subordinated notes issued to capital trusts	41,587	39,391	—	39,391	—
Subordinated debentures	10,899	11,083	—	11,083	—
Other long-term debt	32,250	32,250	—	32,250	—
Derivative liabilities	3,242	3,242	—	3,242	—

16. Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company adopted FASB Topic 842 on January 1, 2019.
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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 30, 2020	December 31, 2019
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$4,067	$4,499
Finance lease right-of-use asset	Premises and equipment, net	589	637
Total right-of-use assets		$4,656	$5,136

Lease Liabilities
Operating lease liability	Other liabilities	$5,036	$5,430
Finance lease liability	Long-term debt	1,162	1,224
Total lease liabilities		$6,198	$6,654

Weighted-average remaining lease term
Operating leases		8.22 years	8.90 years
Finance lease		6.17 years	6.67 years
Weighted-average discount rate
Operating leases		3.58%	3.78%
Finance lease		8.89%	8.89%
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Lease Costs
Operating lease cost	$409	$257	$728	$450
Variable lease cost	109	13	147	40
Short-term lease cost	—	—	—	—
Interest on lease liabilities (1)	26	28	52	57
Amortization of right-of-use assets	24	24	48	48
Net lease cost	$568	$322	$975	$595

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$651	$455	$1,154	$838
Operating cash flows from finance lease	26	41	52	83
Finance cash flows from finance lease	31	28	62	55

Right-of-use assets obtained in exchange for new operating lease liabilities	94	1,599	94	1,599
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of June 30, 2020 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2020	$116	$554
December 31, 2021	235	1,093
December 31, 2022	240	993
December 31, 2023	245	932
December 31, 2024	250	702
Thereafter	426	2,138
Total undiscounted lease payment	$1,512	$6,412
Amounts representing interest	(350)	(1,376)
Lease liability	$1,162	$5,036

17. Subsequent Events
On July 29, 2020, the board of directors of the Company declared a cash dividend of $0.22 per share payable on September 15, 2020 to shareholders of record as of the close of business on September 1, 2020.
On July 28, 2020, the Company completed a private placement offering of $65.0 million of subordinated debt with registration rights. The 5.75% fixed-to-floating rate subordinated notes are due July 2030. For regulatory capital purposes, the subordinated notes have been structured to qualify initially as Tier 2 Capital for the Company.
On July 28, 2020, the Company paid, with interest, the total amount that was outstanding under the Company's revolving credit facility, which was $10.0 million as of June 30, 2020.
Effective October 28, 2020, the Company plans to consolidate its branch office in Newport, Minnesota into its nearby branch office in South St. Paul, Minnesota. This branch consolidation is part of the Company's strategy to improve operating efficiency. The Company estimates the branch consolidation will reduce its annual operating expenses by approximately $360 thousand.

The Company has evaluated events that have occurred subsequent to June 30, 2020 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers, and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
•government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms including the Coronavirus Aid, Relief, and Economic Security Act;
•the impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges;
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020. Results of operations for the six months ended June 30, 2020 are not necessarily indicative of results to be attained for any other period.
COVID-19 Update
The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the six months ended June 30, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas.
Our commercial and consumer banking products and services are offered primarily in Iowa, Minnesota, Wisconsin, Florida and Colorado, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. More recently, we've seen in our markets a variety of responses to the COVID-19 pandemic as the economy has begun to re-open, which have included social distancing protocols, limitations of social gathering sizes, safety practices for the at-risk and elderly, as well as other safeguarding practices.
In Iowa, the Governor issued an order on July 24, 2020 that is effective unless otherwise modified until August 23, 2020 that includes social distancing requirements, in addition to encouraging all vulnerable Iowans, including those with pre-existing medical conditions and the elderly, to continue to limit their activities outside of their home. A similar proclamation was made in Minnesota by the Governor that extends previous orders which included social distancing protocols, limitations of social gatherings, and other similar requirements, and is effective through August 12, 2020. The Wisconsin Supreme Court lifted the prior stay at home order requirements on May 13, 2020 that were previously enacted by the Governor and were set to expire on May 26, 2020, which allowed for the State to begin to re-open with the ability of local authorities to establish their own social distancing requirements. On July 7, 2020, the Governor of Florida extended the prior state of emergency and also stated that all other previous actions, including the state's step-by-step plans for re-opening, remain in effect, unless otherwise modified. The state of Florida is currently working under Phase 2 of the plan, which includes social distancing protocols, limitations of social gatherings, and other similar requirements. In Colorado, the Governor issued various orders on July 21, 2020 and July 23, 2020 that both amended and extended prior orders that were issued that contained social distancing protocols for the state. These social distancing requirements are similar to those of other states, and include provisions for the protection of the at-risk population. Based on the current environment, it is unclear how the states in our market areas will continue to change or relax their stay at home and social distancing policies.
The U.S. has experienced a substantial decline nationally in economic condition, as indicated by the annualized 32.9% GDP contraction in the second quarter of 2020. In addition, the national unemployment rate in June 2020 of 11.1% is substantially higher than the national unemployment rate in June 2019, which had a national unemployment rate of 3.7% per U.S. Department of Labor.

Policy and Regulatory Developments
Federal, state, and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:
•The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
•On March 27, 2020, President Trump signed the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration ("SBA"), referred to as the Paycheck Protection Program ("PPP"). Under the PPP, small businesses, sole proprietorships, independent contractors and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The provisions of the PPP were modified on June 5, 2020 by the Paycheck Protection Program Flexibility Act of 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 4. Loans Receivable and the Allowance for Credit Losses for additional information on TDRs.
•On April 7, 2020, federal banking regulators issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 4. Loans Receivable and the Allowance for Credit Losses for additional information on TDRs.
•On April 9, 2020, the FRB announced additional measures aimed at supporting small and mid-sized business, as well as state and local governments impacted by COVID-19. The FRB announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility ("MSNLF"), and (2) the Main Street Expanded Loan Facility ("MSELF"). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program will be up to $600 billion. The program is designed for businesses with up to 10,000 employees or $2.5 billion in 2019 revenues. In addition, the FRB created a Municipal Liquidity Facility ("MLF") to support state and local governments with up to $500 billion in lending, with the Treasury Department backing $35 billion for the facility using funds appropriated by the CARES Act. The facility will make short-term financing available to cities with a population of more than one million or counties with a population of greater than two million. The FRB expanded both the size and scope its Primary and Secondary Market Corporate Credit Facilities to support up to $750 billion in credit to corporate debt issuers. This will allow companies that were investment grade before the onset of COVID-19 but then subsequently downgraded after March 22, 2020 to gain access to the facility. Finally, the FRB announced that its Term Asset-Backed Securities Loan Facility will be scaled up in scope to include the triple A-rated tranche of commercial mortgage-backed securities and newly issued collateralized loan obligations. The size of the facility is $100 billion.
•On April 27, 2020, the FRB made additional revisions to the MLF. These revisions expand the population thresholds that will be able to borrow from the MLF as compared to the initial plan that was announced on April 9, 2020. In addition, as part of these revisions, the term of the notes and corresponding termination date of the MLF were both extended. Specifically, the initial term of the notes was extended from 24 months to 36 months from the date of issuance, and the termination date of the MLF is now December 31, 2020.
•In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. The FRB also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.
Effects on Our Business.
We currently expect that the COVID-19 pandemic and the specific developments referred to above will have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the non-essential retail, restaurants, hotels, CRE-retail, and arts, entertainment & gaming industries will endure significant economic distress which will adversely affect their ability to repay existing indebtedness. These developments, together with economic conditions generally, are also expected to impact the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly adversely affected, as described in further detail below.
Our Response.
The Company has invoked its Business Continuity Plan that includes a remote working strategy. Our response to COVID-19 is focused on our employees, customers, and communities. The Bank has continued serving its customers through a combination of digital banking, voice, branch drive-thru and other channels. We began re-opening selected branch lobbies on June 1, 2020 and are actively managing lobby access based on local COVID-19 community spread conditions. In addition, we have implemented additional safety measures to achieve appropriate social distancing for both customers and employees throughout our locations, with all of our locations having capacity restrictions, requirements to wear protective face coverings, among other social distancing requirements for both customers and employees. We have also increased our cleaning services and implemented business travel restrictions.
We continue to work with our customers to determine the level of impact to their business operations as the pandemic continues to determine how best to serve them in these unprecedented times. We also continue to lend to qualified businesses for working capital and general business purposes, while also meeting the needs of our individual customers. Further, we implemented a loan payment deferral program and assisted our clients through the PPP, including 2,534 existing and new customers in the amount of $345.4 million, and the CARES Act SBA payment forgiveness program. We have committed an additional $150,000 to our annual charitable giving. Further, we recently partnered with other local banks in the Iowa City area in the Holding our Own program. This program encourages the community to shop local, with a goal of motivating over $1.0 million of local spending. Despite this challenging environment, MidWestOne remains open for business.
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
Credit Loss Expense. The Company's credit loss expense is impacted by COVID-19. Pertaining to our June 30, 2020 financial condition and results of operations, COVID-19 continued to impact our ACL. While we have not yet experienced any charge-offs related to COVID-19, our ACL calculation and credit loss expense are significantly impacted by changes in forecasted economic conditions. Throughout the first and second quarters of 2020, the COVID-19 pandemic has continued to drive a significant increase in credit loss expense due to the worsening of forecasted conditions. Significant worsening of forecasted conditions is possible and would result in further increases in ACL and credit loss expense in future periods.
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
Credit Administration. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under U.S. GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2020, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the interagency statement and therefore were not considered TDRs was 832 loans, totaling $462.2 million. We anticipate that the current and future economic conditions will continue to have an impact on the initial modifications that were made that qualified under such criteria. As such, we expect the Company's financial statements will be materially impacted by the CARES Act and the interagency guidance, of which at this time the total impact cannot be quantified.
The Company is actively participating in assisting its customers with applications for resources through the PPP. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of June 30, 2020, the Company had $327.6 million in outstanding PPP loans. Loans funded through the PPP program are fully guaranteed by the U.S. government if certain criteria are met. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
Loan Portfolio.
We anticipate that loan growth will be impacted in the future as a result of COVID-19 and the related decline in economic conditions in our market areas. While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following industries that we considered to be "vulnerable" to significant impact as of June 30, 2020.

	Balance	% of Gross Loans Held for Investment
(in thousands)
Non-essential retail	$107,878	3.00%
Restaurant	60,668	1.69%
Hotel	122,623	3.41%
CRE - Retail	208,423	5.79%
Arts, entertainment, and gaming	21,550	0.60%
	$521,142	14.49%
Goodwill and Other Intangible Assets. The Company's goodwill and other intangible assets could be impacted by the COVID-19 pandemic. A sustained economic downturn could impact the Company's asset valuation or results of operations, which could result in an impairment of goodwill or other intangible assets. The Company completed an interim goodwill assessment that contemplates a single reporting unit as of June 30, 2020. Based upon our interim assessment, we concluded that no impairment existed at that time. The estimated fair value of the reporting unit equaled approximately $540.6 million, which exceeded the carrying value by approximately $19.8 million.
Capital and liquidity.
As of June 30, 2020, all of our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. On July 28, 2020, the Company completed the private placement of $65.0 million of its subordinated notes with registration rights. The 5.75% fixed-to-floating rate subordinated notes are due July 2030. For regulatory capital purposes, the subordinated notes have been structured to qualify initially as Tier 2 Capital for the Company. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our subsidiary bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
We discontinued repurchases of our stock in mid-March 2020 and have no near-term plans to resume repurchases until we have more clarity on the economic outlook.
Processes, controls and business continuity plan
The Company has invoked its Business Continuity Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date as a result of the contingencies we have had to deal with as a result of COVID-19. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2020 and June 30, 2019
Summary
On May 1, 2019, we completed the acquisition of ATBancorp. The effects of this acquisition are one of the primary causes of the changes in our operating results for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, unless otherwise noted.
For the three months ended June 30, 2020, we earned net income of $11.7 million, which was an increase of $1.0 million from $10.7 million for the three months ended June 30, 2019. The increase in net income was due primarily to a $3.9 million, or 11.1%, increase in net interest income, combined with a decrease of $1.0 million, or 3.5%, in noninterest expense. Offsetting these amounts was an increase in credit loss expenses of $4.0 million, in addition to a $0.5 million, or 6.0%, decrease in noninterest income between the two comparable periods.
The following table presents selected financial results and measures as of and for the quarters ended June 30, 2020 and 2019.

	As of and for the Three Months Ended June 30,
(dollars in thousands, except per share amounts)	2020	2019
Net Income	$11,712	$10,674
Pre-tax, Pre-provision Net Revenue(1)	18,943	14,588
Average Assets	5,098,847	4,230,447
Average Shareholders’ Equity	511,239	443,114
Return on Average Assets	0.92%	1.01%
Return on Average Equity	9.21	9.66
Return on Average Tangible Equity(1)	13.50	13.41
Efficiency Ratio(1)	54.80	56.24
Equity to Assets Ratio (end of period)	9.96	10.47
Tangible Common Equity Ratio (end of period)(1)	7.80	7.91
Book Value per Share	$32.35	$30.11
Tangible Book Value per Share(1)	24.74	22.09
(1) A non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalents.

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated.

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$3,633,695	$40,721	4.51%	$3,183,138	$40,495	5.10%
Taxable investment securities	731,699	4,646	2.55	458,438	3,289	2.88
Tax-exempt investment securities (2)(4)	285,758	2,340	3.29	203,179	1,794	3.54
Total securities held for investment (2)	1,017,457	6,986	2.76	661,617	5,083	3.08
Other	67,429	40	0.24	36,031	185	2.06
Total interest earning assets (2)	$4,718,581	$47,747	4.07%	$3,880,786	$45,763	4.73%
Other assets	380,266			349,661
Total assets	$5,098,847			$4,230,447

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,091,565	$1,113	0.41%	$731,973	$1,021	0.56%
Money market deposits	829,826	885	0.43	880,973	2,491	1.13
Savings deposits	439,592	365	0.33	328,694	182	0.22
Time deposits	990,797	4,046	1.64	874,619	4,049	1.86
Total interest bearing deposits	3,351,780	6,409	0.77	2,816,259	7,743	1.10
Short-term borrowings	159,157	263	0.66	123,586	500	1.62
Long-term debt	201,240	1,374	2.75	229,152	1,876	3.28
Total borrowed funds	360,397	1,637	1.83	352,738	2,376	2.70
Total interest bearing liabilities	$3,712,177	$8,046	0.87%	$3,168,997	$10,119	1.28%

Noninterest bearing deposits	813,794			574,720
Other liabilities	61,637			43,616
Shareholders’ equity	511,239			443,114
Total liabilities and shareholders’ equity	$5,098,847			$4,230,447
Net interest income (2)		$39,701			$35,644
Net interest spread(2)			3.20%			3.45%
Net interest margin(2)			3.38%			3.68%

Total deposits(5)	$4,165,574	$6,409	0.62%	$3,390,979	$7,743	0.92%
Cost of funds(6)			0.72%			1.08%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $748 thousand and $(202) thousand for the three months ended June 30, 2020 and June 30, 2019, respectively. Loan purchase discount accretion was $2.6 million and $2.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively. Tax equivalent adjustments were $507 thousand and $442 thousand for the three months ended June 30, 2020 and June 30, 2019, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $482 thousand and $370 thousand for the three months ended June 30, 2020 and June 30, 2019, respectively. The federal statutory tax rate utilized was 21%.

(5)	Total deposits is the sum of total interest-bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.
(6)	Cost of funds is calculated as annualized total interest expense divided by the sum of average total deposits and borrowed funds.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	Three Months Ended June 30,
	2020 Compared to 2019 Change due to
	Volume	Yield/Cost	Net
(in thousands)
Increase (decrease) in interest income:
Loans, including fees (1)	$5,263	$(5,037)	$226
Taxable investment securities	1,769	(412)	1,357
Tax-exempt investment securities (1)	680	(134)	546
Total securities held for investment (1)	2,449	(546)	1,903
Other	90	(235)	(145)
Change in interest income (1)	7,802	(5,818)	1,984
Increase (decrease) in interest expense:
Interest checking deposits	413	(321)	92
Money market deposits	(138)	(1,468)	(1,606)
Savings deposits	74	109	183
Time deposits	504	(507)	(3)
Total interest-bearing deposits	853	(2,187)	(1,334)
Short-term borrowings	115	(352)	(237)
Long-term debt	(216)	(286)	(502)
Total borrowed funds	(101)	(638)	(739)
Change in interest expense	752	(2,825)	(2,073)
Change in net interest income	$7,050	$(2,993)	$4,057
Percentage increase (decrease) in net interest income over prior period			11.4%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Net interest income of $38.7 million for the second quarter of 2020 was up $3.9 million, or 11.1%, from $34.8 million for the second quarter of 2019, as larger volumes of interest earning assets more than offset net interest margin compression. The primary drivers of the increase in net interest income were an increase in interest income of $1.8 million, or 4.0%, and decreased interest expense of $2.1 million, or 20.5%. The increase in interest income was primarily a result of the interest income earned from investment securities, which was $6.5 million for the second quarter of 2020, up $1.8 million from the second quarter of 2019, while interest income earned on loans increased $0.2 million between the two periods. The contributing factors for the decrease in interest expense was a decrease of $1.3 million in interest expense on interest-bearing deposits, in addition to the decrease in the interest expense on borrowed funds of $0.7 million.
The tax equivalent net interest margin for the second quarter of 2020 was 3.38%, or 30 basis points lower than the tax equivalent net interest margin of 3.68% for the second quarter of 2019. Loan purchase discount accretion added $2.6 million to net interest income in the second quarter of 2020 as compared to $2.2 million in the second quarter of 2019. The yield on loans decreased 59 basis points, approximately 14 basis points of which was attributable to PPP loans, which have a coupon rate of 1%. Net fee accretion for PPP loans for the second quarter of 2020 was $1.1 million. The tax equivalent yield on investment securities decreased by 32 basis points. Combined, the resulting yield on interest-earning assets for the second quarter of 2020 was 66 basis points lower than the second quarter of 2019. The cost of interest-bearing deposits decreased 33 basis points, while the average cost of borrowings was lower by 87 basis points for the second quarter of 2020, compared to the second quarter of 2019. The FRB decreased the target federal funds interest rate by a total of 75 basis points in the second half of 2019, which contributed to the decreasing interest rates in the second quarter 2020 as compared to the second quarter 2019. In addition, in response to the COVID-19 pandemic, the FRB decreased the target federal funds interest rate by a total of 150 basis points in March 2020. These decreases impact the comparability of net interest income and net interest margin between 2019 and 2020.

Credit Loss Expense
We recorded credit loss expense of $4.7 million in the second quarter of 2020, an increase of $4.0 million, or 573.1%, from $0.7 million for the second quarter of 2019. Our credit loss expense reflected the impact of the COVID-19 pandemic on current and forecasted economic conditions for the U.S. and our regional economy. The total amount of net loans charged off in the second quarter of 2020 was slightly higher at $1.9 million, as compared to $1.7 million in the second quarter of 2019.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
(dollars in thousands)
Investment services and trust activities	$2,217	$1,890	$327	17.3%
Service charges and fees	1,290	1,870	(580)	(31.0)
Card revenue	1,237	1,799	(562)	(31.2)
Loan revenue	1,910	648	1,262	194.8
Bank-owned life insurance	635	470	165	35.1
Insurance commissions	—	314	(314)	NM
Investment securities gains, net	6	32	(26)	(81.3)
Other	974	1,773	(799)	(45.1)
Total noninterest income	$8,269	$8,796	$(527)	(6.0)%
Total noninterest income for the second quarter of 2020 decreased $0.5 million, or 6.0%, to $8.3 million from $8.8 million in the second quarter of 2019. The most notable decreases in noninterest income were attributable to the sale of the Company's MidWestOne Insurance subsidiary in the second quarter of 2019, which resulted in a pre-tax gain on the sale of the assets of $1.1 million in the 'Other' category in the 2019 period, as well as a decline in insurance commissions of $0.3 million in the second quarter of 2020 as compared to the same period in 2019. In addition, the decrease was also driven by a $0.5 million decrease in overdraft fees, included in service charges and fees, in the second quarter of 2020 as compared to the same period in 2019, which reflected lower customer overdraft activity coupled with increased waivers of such fees. Offsetting these decreases was an increase of $1.3 million in loan revenue, which was driven by increased volume in home mortgage loans, as a result of the low interest rate environment.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
(dollars in thousands)
Compensation and employee benefits	$15,682	$16,409	$(727)	(4.4)%
Occupancy expense of premises, net	2,253	2,127	126	5.9
Equipment	2,010	1,914	96	5.0
Legal and professional	1,382	3,291	(1,909)	(58.0)
Data processing	1,240	1,008	232	23.0
Marketing	910	869	41	4.7
Amortization of intangibles	1,748	930	818	88.0
FDIC insurance	445	434	11	2.5
Communications	449	377	72	19.1
Foreclosed assets, net	34	84	(50)	(59.5)
Other	1,885	1,597	288	18.0
Total noninterest expense	$28,038	$29,040	$(1,002)	(3.5)%

The following table shows the impact of merger-related expenses to the various components of noninterest expense for the periods indicated:

	Three Months Ended June 30,
Merger-related expenses:	2020	2019
(dollars in thousands)
Compensation and employee benefits	$—	$1,020
Equipment	7	—
Legal and professional	—	1,826
Data processing	—	240
Other	—	48
Total impact of merger-related expenses to noninterest expense	$7	$3,134
Noninterest expense for the second quarter of 2020 was $28.0 million, a decrease of $1.0 million, or 3.5%, from $29.0 million for the second quarter of 2019. The decrease in noninterest expense was primarily due to a decrease in compensation and employee benefits of $0.7 million, in addition to a decrease in legal and professional expenses of $1.9 million for the second quarter of 2020 compared to the second quarter of 2019, primarily as a result of the decline in merger-related expenses. Offsetting these decreases, amortization of intangibles for the second quarter of 2020 was $1.7 million, an increase of $0.8 million, or 88.0%, from $0.9 million for the second quarter of 2019, due primarily to additions from the merger.
Income Tax Expense
Our effective income tax rate was 17.9% for the second quarter of 2020, which was lower than the effective tax rate of 23.2% for the second quarter of 2019. The Company recorded a net income tax expense of $2.5 million in the second quarter of 2020 compared to a net income tax expense of $3.2 million for the same period of 2019. The income tax expense was primarily driven by the net income experienced in the second quarter of 2020, as well as the general business credit and tax-exempt interest income recognized in the second quarter of 2020. See Note 11. Income Taxes for additional information.

Comparison of Operating Results for the Six Months Ended June 30, 2020 and June 30, 2019
Summary
On May 1, 2019, we completed the acquisition of ATBancorp. The effects of this acquisition are one of the primary causes of the stated changes in our operating results for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, unless otherwise noted.
For the six months ended June 30, 2020, we earned net income of $9.7 million, which was a decrease of $8.2 million from $18.0 million for the six months ended June 30, 2019. The decrease in net income was due primarily to an increase of $24.1 million in credit loss expense, combined with an increase of $8.4 million, or 16.9% in noninterest expense. Offsetting these amounts was a $15.3 million, or 25.2%, increase in net interest income, combined with a $4.2 million, or 29.7%, increase in noninterest income between the two comparable periods.
The following table presents selected financial results and measures as of and for the six months ended June 30, 2020 and 2019.

	As of and for the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2020	2019
Net Income	$9,737	$17,959
Pre-tax, Pre-provision Net Revenue (1)	36,503	25,357
Average Assets	4,884,285	3,767,729
Average Shareholders’ Equity	513,204	401,490
Return on Average Assets	0.40%	0.96%
Return on Average Equity	3.82	9.02
Return on Average Tangible Equity(1)	6.48	12.24
Efficiency Ratio (1)	56.24	58.85
Equity to Assets Ratio (end of period)	9.96	10.47
Tangible Common Equity Ratio (end of period)(1)	7.80	7.91
Book Value per Share	$32.35	$30.11
Tangible Book Value per Share(1)	24.74	22.09
(1) A non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalents.

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated.

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,534,979	$83,230	4.73%	$2,798,526	$69,803	5.03%
Taxable investment securities	648,678	8,363	2.59	436,832	6,216	2.87
Tax-exempt investment securities (2)(4)	254,963	4,247	3.35	202,606	3,566	3.55
Total securities held for investment (2)	903,641	12,610	2.81	639,438	9,782	3.08
Other	62,304	204	0.66	19,633	205	2.11
Total interest-earning assets (2)	$4,500,924	$96,044	4.29%	$3,457,597	$79,790	4.65%
Other assets	383,361			310,132
Total assets	$4,884,285			$3,767,729

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,028,321	$2,428	0.47%	$698,654	$1,931	0.56%
Money market deposits	798,296	2,530	0.64	746,339	3,825	1.03
Savings deposits	416,713	756	0.36	267,068	240	0.18
Time deposits	993,966	8,644	1.75	800,109	7,442	1.88
Total interest-bearing deposits	3,237,296	14,358	0.89	2,512,170	13,438	1.08
Short-term borrowings	140,550	597	0.85	116,795	957	1.65
Long-term debt	213,413	3,090	2.91	204,471	3,136	3.09
Total borrowed funds	353,963	3,687	2.09	321,266	4,093	2.57
Total interest-bearing liabilities	$3,591,259	$18,045	1.01%	$2,833,436	$17,531	1.25%

Noninterest bearing deposits	725,499			498,733
Other liabilities	54,323			34,070
Shareholders' equity	513,204			401,490
Total liabilities and shareholders' equity	$4,884,285			$3,767,729
Net interest income (2)		$77,999			$62,259
Net interest spread(2)			3.28%			3.40%
Net interest margin (2)			3.48%			3.63%

Total deposits(5)	$3,962,795	$14,358	0.73%	$3,010,903	$13,438	0.90%
Cost of funds(6)			0.84%			1.06%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $626 thousand and $(317) thousand for the six months ended June 30, 2020 and June 30, 2019, respectively. Loan purchase discount accretion was $5.6 million and $2.8 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Tax equivalent adjustments were $1.0 million and $715 thousand for the six months ended June 30, 2020 and June 30, 2019, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $877 thousand and $736 thousand for the six months ended June 30, 2020 and June 30, 2019, respectively. The federal statutory tax rate utilized was 21%.

(5)	Total deposits is the sum of total interest-bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.
(6)	Cost of funds is calculated as annualized total interest expense divided by the sum of average total deposits and borrowed funds.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately to the changes due to volume and the changes due to interest rates.

	Six Months Ended June 30,
	2020 Compared to 2019 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$17,753	$(4,326)	$13,427
Taxable investment securities	2,800	(653)	2,147
Tax-exempt investment securities(1)	890	(209)	681
Total securities held for investment(1)	3,690	(862)	2,828
Other	215	(216)	(1)
Change in interest income (1)	21,658	(5,404)	16,254
Increase (decrease) in interest expense:
Interest checking deposits	837	(340)	497
Money market deposits	248	(1,543)	(1,295)
Savings deposits	185	331	516
Time deposits	1,740	(538)	1,202
Total interest-bearing deposits	3,010	(2,090)	920
Short-term borrowings	168	(528)	(360)
Long-term debt	137	(183)	(46)
Total borrowed funds	305	(711)	(406)
Change in interest expense	3,315	(2,801)	514
Change in net interest income	$18,343	$(2,603)	$15,740
Percentage increase (decrease) in net interest income over prior period			25.3%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our net interest income for the six months ended June 30, 2020, was $76.1 million, up $15.3 million, or 25.2%, from $60.8 million for the six months ended June 30, 2019, as larger volumes of interest earning assets more than offset net interest margin compression. The primary driver of the increase in net interest income was an increase in interest income of $15.8 million, or 20.2%, which was partially offset by an increase of $0.5 million, or 2.9%, in interest expense. The increase in interest income was primarily a result of increased loan interest income, which rose $13.1 million, or 19.0%, for the first six months of 2020 compared to the first six months of 2019, combined with a $2.7 million, or 29.7%, increase in interest income earned from investment securities. Interest expense rose primarily as a result of the $0.9 million, or 6.8%, increase in interest expense on interest-bearing deposits for the first six months of 2020 compared to the first six months of 2019.
The tax equivalent net interest margin for the six months ended June 30, 2020 was 3.48%, or 15 basis points lower than the tax equivalent net interest margin of 3.63% for the six months ended June 30, 2019. Loan purchase discount accretion added $5.6 million to net interest income for the six months ended June 30, 2020 as compared to $2.8 million for the six months ended June 30, 2019. The yield on loans decreased 30 basis points. The tax equivalent yield on investment securities decreased by 27 basis points. Combined, the resulting yield on interest-earning assets for the six months ended June 30, 2020 was 36 basis points lower than the six months ended June 30, 2019. The cost of interest-bearing deposits decreased 19 basis points, while the average cost of borrowings was lower by 48 basis points for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The FRB decreased the target federal funds interest rate by a total of 75 basis points in the second half of 2019, which contributed to the decreasing interest rates for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. In addition, in response to the COVID-19 pandemic, the FRB decreased the target federal funds interest rate by a total of 150 basis points in March 2020. These decreases impact the comparability of net interest income and net interest margin between 2019 and 2020.
Credit Loss Expense
We recorded credit loss expense of $26.4 million in the first six months of 2020, an increase of $24.1 million, or 1,053.6%, from $2.3 million for the same period of 2019. Our credit loss expense reflected the impact of the COVID-19 pandemic on current and forecasted economic conditions for the U.S. and our regional economy. The total amount of net loans charged off in the first six months of 2020 were slightly higher at $3.1 million, as compared to $2.9 million in the first six months of 2019.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Investment services and trust activities	$4,753	$3,280	$1,473	44.9%
Service charges and fees	3,116	3,312	(196)	(5.9)
Card revenue	2,602	2,797	(195)	(7.0)
Loan revenue	3,033	1,041	1,992	191.4
Bank-owned life insurance	1,155	862	293	34.0
Insurance commissions	—	734	(734)	(100.0)
Investment securities gains, net	48	49	(1)	(2.0)
Other	3,717	2,131	1,586	74.4
Total noninterest income	$18,424	$14,206	$4,218	29.7%
Total noninterest income for the first six months of 2020 increased $4.2 million, or 29.7%, to $18.4 million from $14.2 million during the same period of 2019. This increase was due primarily to additional fee income earned as a result of the acquisition, which is reflected within the $1.5 million increase in investment services and trust activities. The increase is also attributable to the increase in income from our commercial loan back-to-back swap program of $2.4 million, as recorded in the 'Other' noninterest income, combined with the increase in loan revenue of $2.0 million, which was primarily driven by increased volume in home mortgage loans as a result of the low interest rate environment. Offsetting these increases was a decrease in 'Other' noninterest income from the pre-tax gain of $1.1 million recognized from the sale of MidWestOne Insurance Services, Inc. assets in the first six months 2019, a decrease in insurance commissions of $0.7 million, in addition to a mortgage servicing rights fair value adjustment of $0.7 million in the first six months of 2019 compared to $1.2 million in the first six months of 2020, an increase of $0.5 million.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Compensation and employee benefits	$32,299	$28,988	$3,311	11.4%
Occupancy expense of premises, net	4,594	4,006	588	14.7
Equipment	3,890	3,285	605	18.4
Legal and professional	2,917	4,256	(1,339)	(31.5)
Data processing	2,594	1,853	741	40.0
Marketing	1,972	1,475	497	33.7
Amortization of intangibles	3,776	1,382	2,394	173.2
FDIC insurance	893	804	89	11.1
Communications	906	719	187	26.0
Foreclosed assets, net	172	142	30	21.1
Other	4,026	2,747	1,279	46.6
Total noninterest expense	$58,039	$49,657	$8,382	16.9%
The following table shows the impact of merger-related expenses to the various components of noninterest expense for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Merger-related expenses:
Compensation and employee benefits	$—	$1,030
Equipment	7	—
Legal and professional	—	1,952
Data processing	44	245
Other	10	74
Total impact of merger-related expenses to noninterest expense	$61	$3,301

Noninterest expense for the six months ended June 30, 2020 was $58.0 million, an increase of $8.4 million, or 16.9%, from $49.7 million for the six months ended June 30, 2019. The increase in noninterest expense was due primarily to increases in compensation and employee benefits of $3.3 million, which increased due to the merger with ATBancorp, combined with the amortization of intangibles for the six months ended June 30, 2020 of $3.8 million, an increase of $2.4 million, or 173.2%, due primarily to the additions from the merger. Offsetting these identified increases was a decrease in merger-related expenses, a primary contributing factor to the decline of $1.3 million in legal and professional expenses, as well as an increase of $1.6 million, as compared to the six months ended June 30, 2019, in deferred compensation and employee benefits stemming from loan origination costs.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 3.5% for the first six months of 2020, which was lower than the effective tax rate of 22.1% for the first six months of 2019. The Company recorded a net income tax expense of $0.3 million in the first six months of 2020 compared to net income tax expense of $5.1 million for the same period of 2019. The effective tax rate remains lower than the statutory tax rate due to tax-exempt interest income, bank-owned life insurance, and general business credits. See Note 11. Income Taxes for additional information.

FINANCIAL CONDITION
Following is a table that represents the major categories of the Company's balance sheet:

(dollars in thousands)	June 30, 2020	December 31, 2019	$ Change	% Change
ASSETS
Cash and cash equivalents	$117,210	$73,484	$43,726	59.5
Debt securities available for sale	1,187,455	785,977	401,478	51.1
Loans held for investment, net of unearned income	3,597,039	3,451,266	145,773	4.2
Allowance for credit losses	(55,644)	(29,079)	(26,565)	91.4
Total loans held for investment, net	3,541,395	3,422,187	119,208	3.5
Other assets	384,903	371,925	12,978	3.5
Total assets	$5,230,963	$4,653,573	$577,390	12.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$4,265,435	$3,728,655	$536,780	14.4
Total borrowings	352,197	371,009	(18,812)	(5.1)
Other liabilities	92,550	44,927	47,623	106.0
Total shareholders' equity	520,781	508,982	11,799	2.3
Total liabilities and shareholders' equity	$5,230,963	$4,653,573	$577,390	12.4

Debt Securities Available for Sale
Debt securities totaled $1.2 billion at June 30, 2020, or 22.7% of total assets, an increase of $401.5 million from $786.0 million, or 16.9% of total assets, as of December 31, 2019. As of June 30, 2020, the portfolio consisted mainly of MBS and CMOs (37.0%), obligations of states and political subdivisions (36.6%), and corporate debt securities (26.4%). No debt securities were classified as HTM at June 30, 2020 or December 31, 2019.

Loans
The composition of loans held for investment, net of unearned income was as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$140,837	3.9%	$140,446	4.1%
Commercial and industrial	1,084,527	30.2	835,236	24.2
Commercial real estate:
Construction and development	199,950	5.6	298,077	8.6
Farmland	161,897	4.4	181,885	5.3
Multifamily	247,403	6.9	227,407	6.6
Commercial real estate-other	1,155,489	32.1	1,107,490	32.1
Total commercial real estate	1,764,739	49.0	1,814,859	52.6
Residential real estate:
One- to four-family first liens	377,100	10.5	407,418	11.8
One- to four-family junior liens	155,814	4.3	170,381	4.9
Total residential real estate	532,914	14.8	577,799	16.7
Consumer	74,022	2.1	82,926	2.4
Loans held for investment, net of unearned income	$3,597,039	100.0%	$3,451,266	100.0%
Loans held for investment, net of unearned income increased $145.8 million, or 4.2%, from a balance of $3.45 billion at December 31, 2019, to $3.60 billion at June 30, 2020 primarily as a result of the Company's participation in the PPP, offset by the continued pay downs on loans held for investment. As of June 30, 2020, the amortized cost basis of PPP loans was $327.6 million, and the unamortized net fees were $9.3 million. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Deposits
The composition of deposits was as follows:

	As of June 30, 2020		As of December 31, 2019
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$867,637	20.3%	$662,209	17.8%
Interest checking deposits	1,153,697	27.0%	962,830	25.8%
Money market deposits	811,368	19.0%	763,028	20.5%
Savings deposits	463,262	10.9%	387,142	10.4%
Time deposits under $250,000	656,723	15.4%	682,232	18.3%
Time deposits of $250,000 or more	312,748	7.3%	271,214	7.3%
Total deposits	$4,265,435	100.0%	$3,728,655	100.0%
Deposits increased $536.8 million from December 31, 2019, or 14.4%. The origination of PPP loans during the second quarter of 2020 resulted in an increase in total deposits, as PPP loan proceeds were generally deposited into customer accounts at the Bank. Approximately 77.0% of our total deposits were considered “core” deposits as of June 30, 2020, compared to 74.2% at December 31, 2019. We consider core deposits to be the total of all deposits other than certificates of deposit and brokered money market deposits. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings
Federal funds purchased - The Bank purchases federal funds for short-term funding needs from correspondent and regional banks. As of June 30, 2020 and December 31, 2019, the Bank had no federal funds purchased.
Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase rose $35.0 million, or 29.8%, to $152.2 milion as of June 30, 2020, compared with $117.2 million as of December 31, 2019. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts.

Federal Home Loan Bank Advances - The Bank utilizes FHLB short-term advances for short-term funding needs. The Company had no short-term advances as of June 30, 2020, compared with $22.1 million as of December 31, 2019, a decrease of $22.1 million.
Line of Credit - The Bank entered into a credit agreement with a correspondent bank under which the Company is able to borrow up to $10.0 million from an unsecured revolving credit facility. The Company had $10.0 million outstanding under this revolving loan as of June 30, 2020 and nothing outstanding as of December 31, 2019.
See Note 9. Short-Term Borrowings to our unaudited consolidated financial statements for additional information related to short-term borrowings.
Long-Term Debt
Finance Lease Payable - The Company has one existing finance lease for a branch location, with a present value liability balance of $1.2 million as of June 30, 2020, substantially unchanged from December 31, 2019.
Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $41.7 million as of June 30, 2020, substantially unchanged from December 31, 2019.
Subordinated Debentures - On May 1, 2019, the Company assumed $10.9 million in aggregate principal amount of subordinated debentures as a result of the merger with ATBancorp. The balance was substantially unchanged as of June 30, 2020 and December 31, 2019, with a recorded amount of $10.9 million.
Federal Home Loan Bank Borrowings - FHLB borrowings totaled $108.2 million as of June 30, 2020, compared with $145.7 million as of December 31, 2019, a decrease of $37.5 million, or 25.7%. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk.
Other Long-Term Debt - On April 30, 2019, the Company entered into a $35.0 million unsecured note in connection with the ATBancorp acquisition, $28.0 million of which was outstanding at June 30, 2020.
See Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to long-term debt.
Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of receivable at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total

Agricultural	$3,187	$—	$3,187	$2,894	$—	$2,894
Commercial and industrial	10,041	35	10,076	13,276	—	13,276
Commercial real estate:
Construction and development	879	—	879	1,494	—	1,494
Farmland	14,178	—	14,178	10,402	—	10,402
Multifamily	—	—	—	—	—	—
Commercial real estate-other	9,980	—	9,980	10,141	—	10,141
Total commercial real estate	25,037	—	25,037	22,037	—	22,037
Residential real estate:
One- to four- family first liens	2,293	3,197	5,490	2,557	99	2,656
One- to four- family junior liens	583	—	583	513	25	538
Total residential real estate	2,876	3,197	6,073	3,070	124	3,194
Consumer	162	6	168	206	12	218
Total (1)	$41,303	$3,238	$44,541	$41,483	$136	$41,619
(1) Starting in the second quarter of 2020, performing troubled debt restructured loans held for investment are no longer considered nonperforming assets. Prior period information has been adjusted to exclude these loans.

At June 30, 2020, net foreclosed assets totaled $1.0 million, down from $3.7 million at December 31, 2019 primarily due to the sale of foreclosed assets.

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
Depending upon the individual facts and circumstances and the result of the classified/watch review process, loan officers and/or loan review personnel may categorize the loan relationship as impaired. Once that determination has occurred, the credit analyst will complete an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent impairment analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company’s allowance for credit losses calculation. Impairment analysis for the underlying collateral value is completed in the last month of the quarter.   The impairment analysis worksheets are reviewed by the Credit Administration department prior to quarter-end. The board of directors of the Bank on a quarterly basis reviews the classified/watch reports including changes in credit grades of 5 or higher as well as all impaired loans, the related allowances and foreclosed assets, net.
The review process also provides for the upgrade of loans that show improvement since the last review. All requests for an upgrade of a credit are approved by the loan strategy committee before the rating can be changed.
Enhanced Credit Monitoring
In response to the current economic environment, beginning in the second quarter of 2020, we performed an additional risk rating review, which encompassed all loans greater than $1 million from industry groups identified as "vulnerable" to significant impact from COVID-19, in addition to the top 30 largest loan relationships. The additional risk rating review allows us to build on our existing portfolio monitoring processes, while also creating enhanced monitoring procedures to increase the penetration of our portfolio and ultimately the transparency of the risk profile of the portfolio.
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
During the six months ended June 30, 2020, the Company modified eight loans that were considered TDRs due to granting a concession to a borrower experiencing financial difficulties.
Refer above to the "COVID-19 Update" section for details pertaining to the modifications that were a result of COVID-19 that were not deemed to be TDRs.
Allowance for Credit Losses
Our ACL as of June 30, 2020 was $55.6 million, which was 1.55% of loans held for investment, net of unearned income, as of that date. This compares with an ACL of $29.1 million as of December 31, 2019, which was 0.84% of loans held for investment, net of unearned income, as of that date. When adjusted for the impact of PPP loans, the ratio of the ACL as a percentage of loans held for investment, net of unearned income as of June 30, 2020 was 1.70% (a non-GAAP financial measure. See "Non-GAAP Financial Measures"). Gross charge-offs for the first six months of 2020 totaled $3.6 million, while there were $0.5 million in recoveries of previously charged-off loans. The increase in the ACL is due to the adoption of the CECL accounting guidance, which included a one-time cumulative effect adjustment for credit losses associated with the acquired loan portfolio that was previously excluded, in addition to changes in current and forecasted conditions due to the COVID-19 pandemic. The framework requires that management's estimate reflects credit losses over the full remaining expected life of each credit and considers expected future changes in macroeconomic conditions. The adoption resulted in the recognition of a day 1 transition adjustment of $4.0 million related to the allowance for credit losses for loans. In addition, as part of the adoption of CECL, effective January 1, 2020, the Company recognized a day 1 adjustment of $3.4 million related to the recognition of a liability for off-balance sheet credit exposures. The liability for off-balance sheet credit exposures totaled $4.2 million as of June 30, 2020 and is included in 'Other liabilities' on the balance sheet. See Note 2. Effect of New Financial Accounting Standards for additional information on the Company's adoption of CECL.
The Company recorded credit loss expense related to loans of $25.6 million for the six months ended June 30, 2020 as compared to $2.3 million for the six months ended June 30, 2019. The ratio of annualized net loan charge offs to average loans for the first six months of 2020 was 0.21% compared to 0.23% for the year ended December 31, 2019. As of June 30, 2020, the ACL was 124.9% of nonperforming loans compared with 69.9% as of December 31, 2019. This increase in the ratio of the ACL to nonperforming loans was due to an increased provision that was driven by the deterioration in current and forecasted economic conditions, largely as a result of the COVID-19 pandemic. Based on the inherent risk in the loan portfolio, management believed that as of June 30, 2020, the ACL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary.
At June 30, 2020, a macroeconomic forecast used by the Company showed continued increases in Midwest unemployment over the next three forecasted quarters, with improvements starting in the fourth forecasted quarter; increases in national retail sales over the next four forecasted quarters; decreases in the CRE index over the next three forecasted quarters, with improvements beginning in the fourth forecasted quarter; decreases in U.S. GDP over the next two forecasted quarters, with improvements starting in the third forecasted quarter; decreases in the national home price index; and increases in the U.S. rental vacancy rate through the second forecasted quarter, with improvements starting in the third forecasted quarter. Consistent with the prior quarter, these loss drivers are worse when compared to recent historical trends over the past several years, largely as a result of the COVID-19 pandemic.
We review all nonaccrual loans greater than $250,000 individually on a quarterly basis to estimate the appropriate allowance due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2020, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if there is a strong reason that the credit should not be placed on non-accrual.

Capital Resources
Shareholder's Equity
Total shareholders’ equity was $520.8 million as of June 30, 2020, compared to $509.0 million as of December 31, 2019, an increase of $11.8 million, or 2.3%. This increase was primarily due to a $14.2 million increase in accumulated other comprehensive income, which is due to to market value adjustments on investment securities AFS and changes in the cash flow hedge. The increase in total shareholders' equity from accumulated other comprehensive income was offset by a decrease of $2.7 million in retained earnings. The decrease in retained earnings was due to a $5.4 million negative adjustment for the cumulative effect of change in accounting principle and dividends paid of $7.1 million, offset in part by net income of $9.7 million for the first six months of 2020. In addition, there was a $1.8 million increase in treasury stock due to the repurchase of 95,340 shares of Company common stock at a cost of $2.6 million, partially offset by the issuance of 32,488 shares of Company common stock in connection with stock compensation plans during the first six months of 2020. The total shareholders’ equity to total assets ratio was 9.96% at June 30, 2020, down from 10.94% at December 31, 2019. The tangible equity to tangible assets ratio (a non-GAAP financial measure. See "Non-GAAP Financial Measures") was 7.80% at June 30, 2020, compared with 8.50% at December 31, 2019. Book value was $32.35 per share at June 30, 2020, an increase from $31.49 per share at December 31, 2019. Tangible book value per share (a non-GAAP financial measure. See "Non-GAAP Financial Measures") was $24.74 at June 30, 2020, an increase from $23.81 per share at December 31, 2019.
Capital Adequacy
Our Tier 1 capital to risk-weighted assets ratio was 10.48% as of June 30, 2020 and was 10.47% as of December 31, 2019. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of June 30, 2020, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 13. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2020 and May 15, 2020, in the amounts of 48,066 and 17,084, respectively. Additionally, during the first six months of 2020, 37,005 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 4,517 shares were surrendered by grantees to satisfy tax requirements, and 805 unvested restricted stock units were forfeited.
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
We had liquid assets (cash and cash equivalents) of $117.2 million as of June 30, 2020, compared with $73.5 million as of December 31, 2019. Interest-bearing deposits in banks at June 30, 2020, were $45.0 million, an increase of $38.9 million from $6.1 million at December 31, 2019. Debt securities classified as AFS, totaling $1.2 billion and $786.0 million as of June 30, 2020 and December 31, 2019, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary.
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
As of June 30, 2020, we had $28.0 million of long-term debt outstanding to an unaffiliated banking organization. See Note 10. Long-Term Debt to our consolidated financial statements for additional information related to our long-term debt. We also have $41.7 million of indebtedness payable under junior subordinated notes issued to subsidiary trusts that issued trust preferred securities in pooled offerings, and $10.9 million payable under subordinated debentures. See Note 10. Long-Term Debt to our consolidated financial statements for additional information related to our junior subordinated notes.

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
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments, and also expects to have sufficient liquidity available to cover these off-balance-sheet instruments. Off-balance-sheet transactions are more fully discussed in Note 14. Commitments and Contingencies to our unaudited consolidated financial statements.
Contractual Obligations
There have been no material changes to the contractual obligations existing at December 31, 2019, as disclosed in the Annual Report on Form 10-K, filed with the SEC on March 6, 2020.

Non-GAAP Financial Measures
We disclose certain non-GAAP ratios, including return on average tangible equity, tangible common equity, tangible book value per share, tangible common equity ratio, net interest margin (tax equivalent), core net interest margin, efficiency ratio, pre-tax pre-provision net revenue, and ACL to adjusted loans held for investment, net of unearned income. Management believes these measures provide investors with useful information regarding the Company's profitability, financial condition and capital adequacy, consistent with how management evaluates the Company's financial performance.
The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents for the dates or periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Return on Average Tangible Equity	2020	2019	2020	2019
(Dollars in thousands)
Net income	$11,712	$10,674	$9,737	$17,959
Intangible amortization, net of tax (1)	1,311	698	2,832	1,037
Tangible net income	$13,023	$11,372	$12,569	$18,996

Average shareholders' equity	$511,239	$443,114	$513,204	$401,490
Average intangible assets, net	(123,313)	(102,919)	(123,130)	(88,633)
Average tangible equity	$387,926	$340,195	$390,074	$312,857

Return on average equity	9.21%	9.66%	3.82%	9.02%
Return on average tangible equity (2)	13.50%	13.41%	6.48%	12.24%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	June 30, 2020	December 31, 2019
(Dollars in thousands, except per share data)
Total shareholders’ equity	$520,781	$508,982
Intangible assets, net	(122,420)	(124,136)
Tangible common equity	$398,361	$384,846

Total assets	$5,230,963	$4,653,573
Intangible assets, net	(122,420)	(124,136)
Tangible assets	$5,108,543	$4,529,437

Book value per share	$32.35	$31.49
Tangible book value per share (1)	$24.74	$23.81
Shares outstanding	16,099,324	16,162,176

Equity to assets ratio	9.96%	10.94%
Tangible common equity ratio (2)	7.80%	8.50%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		For the Six Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(dollars in thousands)
Net interest income	$38,712	$34,832	$76,118	$60,808
Tax equivalent adjustments:
Loans (1)	507	442	1,004	715
Securities (1)	482	370	877	736
Net interest income, tax equivalent	$39,701	$35,644	$77,999	$62,259
Loan purchase discount accretion	(2,610)	(2,246)	(5,633)	(2,832)
Core net interest income	$37,091	$33,398	$72,366	$59,427

Net interest margin	3.30%	3.60%	3.40%	3.55%
Net interest margin, tax equivalent (2)	3.38%	3.68%	3.48%	3.63%
Core net interest margin (3)	3.16%	3.45%	3.23%	3.47%
Average interest earning assets	$4,718,581	$3,880,786	$4,500,924	$3,457,597

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	For the Three Months Ended		For the Six Months Ended
Efficiency Ratio	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(dollars in thousands)
Total noninterest expense	$28,038	$29,040	$58,039	$49,657
Amortization of intangibles	(1,748)	(930)	(3,776)	(1,382)
Merger-related expenses	(7)	(3,134)	(61)	(3,301)
Noninterest expense used for efficiency ratio	$26,283	$24,976	$54,202	$44,974

Net interest income, tax equivalent(1)	$39,701	$35,644	$77,999	$62,259
Noninterest income	8,269	8,796	18,424	14,206
Investment security gains, net	(6)	(32)	(48)	(49)
Net revenues used for efficiency ratio	$47,964	$44,408	$96,375	$76,416

Efficiency ratio	54.80%	56.24%	56.24%	58.85%
(1) The federal statutory tax rate utilized was 21%.

	For the Three Months Ended		For the Six Months Ended
Pre-tax Pre-provision Net Revenue	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(dollars in thousands)
Net interest income	$38,712	$34,832	$76,118	$60,808
Noninterest income	8,269	8,796	18,424	14,206
Noninterest expense	(28,038)	(29,040)	(58,039)	(49,657)
Pre-tax Pre-provision Net Revenue	$18,943	$14,588	$36,503	$25,357

ACL / Loans Held for Investment, Net of Unearned Income	June 30, 2020	December 31, 2019
(dollars in thousands)
Loans held for investment, net of unearned income	$3,597,039	$3,451,266
PPP loans	327,648	—
Adjusted loans held for investment, net of unearned income	$3,269,391	$3,451,266
Allowance for credit losses	$(55,644)	$(29,079)

ACL to adjusted loans for investment, net of unearned income	1.70%	0.84%

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
Net cash inflows from operating activities were $28.7 million in the first six months of 2020, compared with $18.3 million in the first six months of 2019. Net cash outflows from investing activities were $492.9 million in the first six months of 2020, compared to net cash inflows of $97.2 million in the comparable six-month period of 2019. Investment securities transactions resulted in net cash outflows of $352.3 million the first six months of 2020 compared to inflows of $66.0 million during the same period of 2019. Net cash outflows related to the net increase in loans were $142.5 million for the first six months of 2020, compared with $5.5 million of net cash outflows for the same period of 2019.
Net cash inflows from financing activities in the first six months of 2020 were $507.9 million, compared with net cash outflows of $40.4 million for the same period of 2019. Uses of cash in the first six months of 2020 were highlighted by a net decrease of $41.7 million in long-term debt, a net increase of $22.9 million in short-term borrowings, and $7.1 million to pay dividends. The largest financing cash inflows during the six months ended June 30, 2020 was deposits, which increased $536.6 million.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window
•FHLB Borrowings
•Brokered Deposits

•Brokered Repurchase Agreements
Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the federal funds positions of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank has unsecured federal funds lines available totaling $145.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2020, the Bank had municipal securities with an approximate market value of $70.2 million pledged for liquidity purposes, and had a borrowing capacity of $65.6 million.
FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of June 30, 2020, the Bank had $108.2 million in outstanding FHLB borrowings, leaving $449.5 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

Brokered Deposits: The Bank has brokered certificate of deposit lines and deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. However, brokered deposits are often viewed as a volatile liability by banking regulators and market participants. This viewpoint, and the desire to not develop a large funding concentration in any one area outside of the Bank’s core market area, is reflected in an internal policy stating that the Bank limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether.

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2020.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between June 30, 2020 and December 31, 2019. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points (the effects of which are not meaningful in the current low interest rate environment), or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2020
Dollar change	N/A	N/A	$1,860	$2,278
Percent change	N/A	N/A	1.3%	1.6%
December 31, 2019
Dollar change	$1,302	$101	$(638)	$(2,354)
Percent change	0.9%	0.1%	(0.5)%	(1.7)%
As of June 30, 2020, 50.9% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 47.4% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of new accounting standards related to the current expected credit loss methodology on our financial statements to facilitate its adoption on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Item 1A. Risk Factors.
In addition to the risk factors set forth under Part I, Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2019, the following risk factors apply to the Company:
The outbreak of Coronavirus Disease 2019, or COVID-19, has led to an economic recession and other severe disruptions in the U.S. economy and has adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. As a result, we are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material.

Currently, COVID-19 is spreading through the United States and the world. The spread of COVID-19 has caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which has disrupted our operations. We are starting to see the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. We expect that we will experience significant disruptions across our business due to these effects, leading to decreased earnings and significant loan defaults and slowdowns in our loan collections. We expect increased unemployment and recessionary concerns will adversely affect loan originations in future periods.

The outbreak of COVID-19 has resulted in a decline in our clients’ businesses, a decrease in consumer confidence, an increase in unemployment and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government has introduced a number of programs designed to soften the impact of COVID-19 on small businesses, once these programs expire, our borrowers may not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in or have exposure to the non-essential retail, restaurants, hotels, CRE-retail, and arts, entertainment, and gaming industries and are located in areas that are or were quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. Any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including, but not limited to:

•a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform impairment testing on our goodwill and other intangible assets that could result in an impairment charge being recorded for that period, which would adversely impact our results of operations and the ability of the Bank to pay dividends to us;
•the negative effect on earnings resulting from the Bank modifying loans and agreeing to loan payment deferrals due to the COVID-19 crisis;
•increased demand on our liquidity as we meet borrowers’ needs and cover expenses related to our business continuity plan;
•the potential for reduced liquidity and its negative affect on our capital and leverage ratios;
•increased cyber and payment fraud risk due to increased online and remote activity; and
•other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

Overall, we believe that the economic impact from COVID-19 will be severe and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

The U.S. government and banking regulators, including the Federal Reserve, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the U.S. Small Business Administration, or SBA, referred to as the Paycheck Protection Program, or PPP. In addition to implementing the programs contemplated by the CARES Act, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

•requiring banks to focus on business continuity and pandemic planning;
•adding pandemic scenarios to stress testing;
•encouraging bank use of capital buffers and reserves in lending programs;
•permitting certain regulatory reporting extensions;
•reducing margin requirements on swaps;
•permitting certain otherwise prohibited investments in investment funds;
•issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and
•providing credit under the CRA for certain pandemic-related loans, investments and public service.

The COVID-19 pandemic has significantly affected the financial markets, and the Federal Reserve has taken a number of actions in response. In March 2020, the Federal Reserve dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income and margins and our profitability. The Federal Reserve also launched the Main Street Lending Program, which will offer deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has negatively impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market areas, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. Further, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

As a participating lender in the PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some of or all PPP loan guarantees.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020.
Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigations costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

We face the risk of possible future goodwill impairment.

The Company completed an interim goodwill assessment as of June 30, 2020, and based upon our interim assessment, we concluded that no impairment existed at that time. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in goodwill impairment charges. It is possible that the effects of COVID-19 could cause the occurrence of what management would deem to be subsequent triggering events that could, under certain circumstances, cause the Company to perform a goodwill or intangible asset impairment test and result in an impairment charge being recorded for that period. Any future goodwill impairment charge on the current goodwill balance, or future goodwill arising out of acquisitions that we are required to take, could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

As of June 30, 2020, the total amount available to be repurchased under the Company’s current share repurchase program was $6.4 million. In light of the economic uncertainty, the Company has yet to resume share repurchases since discontinuing such repurchases in mid-March of 2020.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

10.1	Employment Agreement between MidWestOne Financial Group, Inc. and Len D. Devaisher, dated July 6, 2020	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	Filed herewith
101.SCH	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Schema Document	Filed herewith

101.CAL	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 6, 2020	By:	/s/ CHARLES N. FUNK
Charles N. Funk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)