Form 10-Q
period 2020-09-30
MidWestOne Financial Group, Inc.
filed 2020-11-05
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 3, 2020, there were 16,096,324 shares of common stock, $1.00 par value per share, outstanding.

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

AFS	Available for Sale	FHLB	Federal Home Loan Bank
ACL	Allowance for Credit Losses	FHLBDM	Federal Home Loan Bank of Des Moines
AOCI	Accumulated Other Comprehensive Income	FHLBC	Federal Home Loan Bank of Chicago
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FRB	Board of Governors of the Federal Reserve System
ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	FNMA	Federal National Mortgage Association
ATM	Automated Teller Machine	GAAP	U.S. Generally Accepted Accounting Principles
ATSB	American Trust & Savings Bank of Dubuque, Iowa	GLBA	Gramm-Leach-Bliley Act of 1999
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GNMA	Government National Mortgage Association
BHCA	Bank Holding Company Act of 1956, as amended	HTM	Held to Maturity
BOLI	Bank Owned Life Insurance	ICS	Insured Cash Sweep
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LIBOR	The London Inter-bank Offered Rate
CDARS	Certificate of Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	OTTI	Other-Than-Temporary Impairment
CMO	Collateralized Mortgage Obligations	PCD	Purchased Financial Assets with Credit Deterioration
COVID-19	Coronavirus Disease 2019	PCI	Purchased Credit Impaired
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	RRE	Residential Real Estate
DCF	Discounted cash flows	ROU	Right-of-Use
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RPA	Credit Risk Participation Agreement
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TDR	Troubled Debt Restructuring
FDIC	Federal Deposit Insurance Corporation

Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(dollars in thousands)	(unaudited)
ASSETS
Cash and due from banks	$71,901	$67,174
Interest earning deposits in banks	55,421	6,112
Federal funds sold	7,540	198
Total cash and cash equivalents	134,862	73,484
Debt securities available for sale at fair value	1,366,344	785,977
Loans held for sale	13,096	5,400
Gross loans held for investment	3,555,969	3,469,236
Unearned income, net	(18,537)	(17,970)
Loans held for investment, net of unearned income	3,537,432	3,451,266
Allowance for credit losses	(58,500)	(29,079)
Total loans held for investment, net	3,478,932	3,422,187
Premises and equipment, net	87,955	90,723
Goodwill	62,477	91,918
Other intangible assets, net	26,811	32,218
Foreclosed assets, net	724	3,706
Other assets	159,507	147,960
Total assets	$5,330,708	$4,653,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$864,504	$662,209
Interest bearing deposits	3,469,137	3,066,446
Total deposits	4,333,641	3,728,655
Short-term borrowings	183,893	139,349
Long-term debt	245,481	231,660
Other liabilities	68,612	44,927
Total liabilities	4,831,627	4,144,591

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 16,099,324 and 16,162,176	16,581	16,581
Additional paid-in capital	299,939	297,390
Retained earnings	175,017	201,105
Treasury stock at cost, 481,693 and 418,841 shares	(12,272)	(10,466)
Accumulated other comprehensive income	19,816	4,372
Total shareholders' equity	499,081	508,982
Total liabilities and shareholders' equity	$5,330,708	$4,653,573
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands, except per share amounts)	2020	2019	2020	2019
Interest income
Loans, including fees	$38,191	$49,169	$120,417	$118,257
Taxable investment securities	4,574	3,376	12,937	9,592
Tax-exempt investment securities	2,360	1,401	5,730	4,231
Other	29	130	233	335
Total interest income	45,154	54,076	139,317	132,415
Interest expense
Deposits	5,296	8,238	19,654	21,676
Short-term borrowings	175	522	772	1,479
Long-term debt	1,874	2,058	4,964	5,194
Total interest expense	7,345	10,818	25,390	28,349
Net interest income	37,809	43,258	113,927	104,066
Credit loss expense	4,992	4,264	31,410	6,554
Net interest income after credit loss expense	32,817	38,994	82,517	97,512
Noninterest income
Investment services and trust activities	2,361	2,339	7,114	5,619
Service charges and fees	1,491	2,068	4,607	5,380
Card revenue	1,600	1,655	4,202	4,452
Loan revenue	3,252	991	6,285	2,032
Bank-owned life insurance	530	514	1,685	1,376
Insurance commissions	—	—	—	734
Investment securities gains, net	106	23	154	72
Other	230	414	3,947	2,545
Total noninterest income	9,570	8,004	27,994	22,210
Noninterest expense
Compensation and employee benefits	16,460	17,426	48,759	46,414
Occupancy expense of premises, net	2,278	2,294	6,872	6,300
Equipment	1,935	2,181	5,825	5,466
Legal and professional	1,184	1,996	4,101	6,252
Data processing	1,308	1,234	3,902	3,087
Marketing	857	1,167	2,829	2,642
Amortization of intangibles	1,631	2,583	5,407	3,965
FDIC insurance	470	(42)	1,363	762
Communications	428	489	1,334	1,208
Foreclosed assets, net	13	265	185	407
Goodwill impairment	31,500	—	31,500	—
Other	1,875	1,849	5,901	4,596
Total noninterest expense	59,939	31,442	117,978	81,099
(Loss) income before income tax expense	(17,552)	15,556	(7,467)	38,623
Income tax expense	2,272	3,256	2,620	8,364
Net (loss) income	$(19,824)	$12,300	$(10,087)	$30,259

Per common share information
Earnings (loss) - basic	$(1.23)	$0.76	$(0.63)	$2.10
Earnings (loss) - diluted	$(1.23)	$0.76	$(0.63)	$2.09
Dividends paid	$0.2200	$0.2025	$0.6600	$0.6075
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands)	2020	2019	2020	2019
Net (loss) income	$(19,824)	$12,300	$(10,087)	$30,259

Other comprehensive income, net of tax:
Unrealized gain from debt securities available for sale:
Unrealized net holding gains on debt securities available for sale arising during the period	1,726	1,999	21,917	11,904
Reclassification adjustment for gains included in net income	(106)	(19)	(154)	(68)
Income tax expense	(423)	(517)	(5,680)	(3,089)
Unrealized net gains on debt securities available for sale, net of reclassification adjustment	1,197	1,463	16,083	8,747
Unrealized gain (loss) from cash flow hedging instruments:
Unrealized net holding gains (losses) in cash flow hedging instruments arising during the period	8	—	(1,009)	—
Reclassification adjustment for net losses in cash flow hedging instruments included in income	88	—	145	—
Income tax (expense) benefit	(25)	—	225	—
Unrealized net gains (losses) on cash flow hedge instruments, net of reclassification adjustment	71	—	(639)	—
Other comprehensive income, net of tax	1,268	1,463	15,444	8,747
Comprehensive (loss) income	$(18,556)	$13,763	$5,357	$39,006
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$12,463	$187,813	$168,951	$(6,499)	$(5,661)	$357,067
Net income	—	—	7,285	—	—	7,285
Other comprehensive income	—	—	—	—	3,038	3,038
Release/lapse of restriction on RSUs (24,550 shares)	—	(570)	—	501	—	(69)
Repurchase of common stock (49,216 shares)	—	—	—	(1,299)	—	(1,299)
Share-based compensation	—	292	—	—	—	292
Dividends paid on common stock ($0.2025 per share)	—	—	(2,465)	—	—	(2,465)
Balance at March 31, 2019	12,463	187,535	173,771	(7,297)	(2,623)	363,849
Issuance of common stock due to business combination (4,117,536 shares), net of expenses of $323	4,118	109,228	—	—	—	113,346
Net income	—	—	10,674	—	—	10,674
Other comprehensive income	—	—	—	—	4,246	4,246
Release/lapse of restriction on RSUs (8,260 shares, net)	—	(196)	—	177	—	(19)
Repurchase of common stock (56,985 shares)	—	—	—	(1,596)	—	(1,596)
Share-based compensation	—	312	—	—	—	312
Dividends paid on common stock ($0.2025 per share)	—	—	(2,461)	—	—	(2,461)
Balance at June 30, 2019	$16,581	$296,879	$181,984	$(8,716)	$1,623	$488,351
Net income	—	—	12,300	—	—	12,300
Acquisition accounting adjustment for restricted shares	—	8	—	—	—	8
Dividends paid on common stock ($0.2025 per share)	—	—	(3,277)	—	—	(3,277)
Release/lapse of restriction on RSUs (0 shares, net)	—	—	—	—	—	—
Repurchase of common stock (41,426 shares)	—	—	—	(1,217)	—	(1,217)
Share-based compensation	—	257	—	—	—	257
Other comprehensive income	—	—	—	—	1,463	1,463
Balance at September 30, 2019	$16,581	$297,144	$191,007	$(9,933)	$3,086	$497,885

	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	$508,982
Cumulative effect of change in accounting principle(1)	—	—	(5,362)	—	—	(5,362)
Net loss	—	—	(1,975)	—	—	(1,975)
Other comprehensive income	—	—	—	—	2,505	2,505
Acquisition fair value finalization(2)	—	2,355	—	—	—	2,355
Release/lapse of restriction on RSUs (22,946 shares, net)	—	(679)	—	552	—	(127)
Repurchase of common stock (95,340 shares)	—	—	—	(2,604)	—	(2,604)
Share-based compensation	—	346	—	—	—	346
Dividends paid on common stock ($0.22 per share)	—	—	(3,556)	—	—	(3,556)
Balance at March 31, 2020	16,581	299,412	190,212	(12,518)	6,877	500,564
Net income	—	—	11,712	—	—	11,712
Other comprehensive income	—	—	—	—	11,671	11,671
Release/lapse of restriction on RSUs (9,542 shares, net)	—	(258)	—	246	—	(12)
Repurchase of common stock (0 shares)	—	—	—	—	—	—
Share-based compensation	—	388	—	—	—	388
Dividends paid on common stock ($0.22 per share)	—	—	(3,542)	—	—	(3,542)
Balance at June 30, 2020	$16,581	$299,542	$198,382	$(12,272)	$18,548	$520,781
Net loss	—	—	(19,824)	—	—	(19,824)
Other comprehensive income	—	—	—	—	1,268	1,268
Release/lapse of restriction on RSUs (0 shares, net)	—	—	—		—	—
Repurchase of common stock (0 shares)	—	—	—	—	—	—
Share-based compensation	—	397	—	—	—	397
Dividends paid on common stock ($0.22 per share)	—	—	(3,541)	—	—	(3,541)
Balance at September 30, 2020	$16,581	$299,939	$175,017	$(12,272)	$19,816	$499,081
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

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2020	2019
Cash flows from operating activities:
Net (loss) income	$(10,087)	$30,259
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Credit loss expense	31,410	6,554
Goodwill impairment	31,500	—
Depreciation, amortization, and accretion	4,054	8,877
Net loss on sale of premises and equipment	55	55
Share-based compensation	1,131	861
Net gain on sale or call of debt securities available for sale	(132)	(68)
Net gain on call of debt securities held to maturity	—	(4)
Net (gain) loss on sale of foreclosed assets, net	(39)	25
Writedown of foreclosed assets	164	170
Net gain on sale of loans held for sale	(5,519)	(1,553)
Origination of loans held for sale	(286,551)	(87,369)
Proceeds from sales of loans held for sale	284,374	83,030
Increase in cash surrender value of bank-owned life insurance	(1,317)	(1,376)
(Increase) decrease in deferred income taxes, net	(7,105)	752
Change in:
Other assets	(8,393)	9,222
Other liabilities	8,495	(10,016)
Net cash provided by operating activities	42,040	39,419
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	27,020	125,433
Proceeds from maturities and calls of debt securities available for sale	169,210	66,940
Purchases of debt securities available for sale	(746,101)	(170,660)
Proceeds from sales of debt securities held to maturity	—	1,381
Proceeds from maturities and calls of debt securities held to maturity	—	4,540
Net (increase) decrease in loans held for investment	(81,867)	4,043
Purchases of premises and equipment	(1,514)	(1,242)
Proceeds from sale of foreclosed assets	2,922	1,321
Proceeds from sale of premises and equipment	49	312
Net cash acquired in business acquisition	—	37,054
Proceeds from sale of intangible assets	—	99
Net cash (used in) provided by investing activities	(630,281)	69,221
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	604,699	17,688
Short-term borrowings	44,544	(37,082)
Proceeds from issuance of subordinated debt	65,000	—
Payments of subordinated debt issuance costs	(1,248)	—
Payments on finance lease liability	(94)	(83)
Proceeds from Federal Home Loan Bank borrowings	—	31,400
Payments of Federal Home Loan Bank borrowings	(44,400)	(94,400)
Proceeds from other long-term debt	—	35,000
Payments of other long-term debt	(5,500)	(7,250)
Taxes paid relating to the release/lapse of restriction on RSUs	(139)	(88)
Dividends paid	(10,639)	(8,203)
Payment of stock issuance costs	—	(323)
Repurchase of common stock	(2,604)	(4,112)
Net cash provided by (used in) financing activities	649,619	(67,453)
Net increase in cash and cash equivalents	61,378	41,187
Cash and cash equivalents:
Beginning of Period	73,484	45,480
Ending balance	$134,862	$86,667

(unaudited) (dollars in thousands)	Nine Months Ended September 30,
	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$25,478	$26,910
Cash paid during the period for income taxes	8,970	1,915
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$65	$2,256
Investment securities purchased but not settled	10,690	—
Initial recognition of operating lease right of use asset	—	2,892
Initial recognition of operating lease liability	—	2,892

Supplemental schedule of non-cash investing activities from acquisition:
Noncash assets acquired:
Debt securities available for sale	$—	$99,056
Loans	—	1,138,928
Premises and equipment	—	18,623
Goodwill	—	28,604
Core deposit intangible	—	23,539
Trust customer list intangible	—	4,285
Bank-owned life insurance	—	18,759
Foreclosed assets	—	3,091
Other assets	—	20,677
Total noncash assets acquired	—	1,355,562

Liabilities assumed:
Deposits	—	1,079,094
Short-term borrowing	—	100,761
FHLB borrowings	—	42,770
Junior subordinated notes issued to capital trusts	—	17,555
Subordinated debentures	—	10,909
Other liabilities	—	27,850
Total liabilities assumed	$—	$1,278,939

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
The Company owns all of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa. The Company previously owned all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa, until that entity dissolved in December 2019. We operate primarily through MidWestOne Bank, our bank subsidiary.
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

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to actively work with COVID-19 affected customers. During the second and third quarters of 2020, we waived fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are thought, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact of COVID-19 is likely to impact its fee income in future periods.

Capital and liquidity
While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. On July 28, 2020, the Company completed the private placement of $65.0 million of its subordinated notes. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. For regulatory capital purposes, the subordinated notes have been structured to qualify initially as Tier 2 Capital for the Company. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt. If an extended recession causes large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be subsequent triggering events that could, under certain circumstances, cause us to perform a goodwill or intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital, cash flows or liquidity position.

In the third quarter 2020, due to the continued economic impact that COVID-19 has had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020. Based upon the interim impairment assessment, we concluded that a portion of our goodwill was impaired as our estimated fair value was less than our book value on this date. The Company recorded a goodwill impairment charge of $31.5 million, which was reflected within "Noninterest expense" in the Consolidated Statements of Income. See Note 6. Goodwill and Intangible Assets for additional information.

Processes, controls and business continuity plan
The Company maintains a Business Continuity Plan, which was enacted upon the World Health Organization declaration of COVID-19 to be a global pandemic. Shortly after enacting the plan, the Company deployed a successful remote working strategy. The Company also implemented a number of other safety protocols, as well as initiated strategies for monitoring and responding to COVID-19 in our market areas, including customer relief efforts. As of September 30, 2020, the majority of our employees have returned to work in our branch offices with no disruption to our operations. To date, no material operational or internal control challenges or risks have been identified. We have also not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods. Further, as of September 30, 2020 the Company also does not anticipate significant challenges in its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Credit
The Company is working with customers directly affected by COVID-19. The Company has offered and continues to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required ACL and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the nine months ended September 30, 2020 may not be indicative of results for the year ending December 31, 2020, or for any other period.
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

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss driver information on a straight-line basis over four quarters when it can no longer develop reasonable and supportable forecasts. The Company adjusted in the first quarter of 2020 the reversion period from the previously disclosed six quarters to four quarters based upon current forecasted conditions.

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

Guidance on Non-TDR Loan Modifications due to COVID-19
Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. Under Section 4013 of the CARES Act, loan modifications that qualify for such suspension are those where the borrower was not more than 30 days past due as of December 31, 2019. In addition, the loan modification being made in response to the COVID-19 pandemic must include a deferral or delay in the payment of principal or interest, or change in the interest rate on the loan. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

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
Accounting Guidance Adopted in 2020
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

Accounting Guidance Pending Adoption at September 30, 2020
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

3.    Debt Securities
The amortized cost and fair value of investment debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of September 30, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Estimated Fair Value
U.S. Government agencies and corporations	$378	$8	$—	$—	$386
State and political subdivisions	499,922	11,875	1,314	—	510,483
Mortgage-backed securities	106,997	1,759	123	—	108,633
Collateralized mortgage obligations	395,772	7,599	478	—	402,893
Corporate debt securities	335,596	8,928	575	—	343,949
Total debt securities	$1,338,665	$30,169	$2,490	$—	$1,366,344

	As of December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies and corporations	$439	$2	$—	$441
State and political subdivisions	253,750	3,803	348	257,205
Mortgage-backed securities	43,009	536	15	43,530
Collateralized mortgage obligations	293,911	1,000	1,965	292,946
Corporate debt securities	188,952	3,018	115	191,855
Total debt securities	$780,061	$8,359	$2,443	$785,977

Investment securities with a carrying value of $434.5 million and $264.8 million at September 30, 2020 and December 31, 2019, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2020, aggregated by investment category and length of time in a continuous loss position:

		As of September 30, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	68	$90,190	$1,314	$—	$—	$90,190	$1,314
Mortgage-backed securities	7	25,209	123	16	—	25,225	123
Collateralized mortgage obligations	5	60,760	249	9,444	229	70,204	478
Corporate debt securities	18	44,417	488	1,316	87	45,733	575
Total	98	$220,576	$2,174	$10,776	$316	$231,352	$2,490
As of September 30, 2020, 68 state and political subdivisions securities with total unrealized losses of $1.3 million were held by the Company. Management evaluated these securities by considering the yield spread to treasury securities, credit agency ratings, and payment history. In addition, management evaluated the most recent financial information available for certain of these securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2020, 7 mortgage-backed securities and 5 collateralized mortgage obligations with unrealized losses totaling $0.6 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of September 30, 2020, 18 corporate debt securities with total unrealized losses of $0.6 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated the most recent financial information available for certain of these securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
Accrued interest receivable on available for sale debt securities, which is recorded within 'Other Assets,' totaled $6.1 million at September 30, 2020 and is excluded from the estimate of credit losses.
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

Proceeds and gross realized gains and losses on debt securities available for sale for the three months and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Proceeds from sales of debt securities available for sale	$4,885	$19	$27,020	$125,433

Gross realized gains from sales of debt securities available for sale	105	18	255	124
Gross realized losses from sales of debt securities available for sale	(10)	(1)	(123)	(56)
Net realized gain from sales of debt securities available for sale	$95	$17	$132	$68

The contractual maturity distribution of investment debt securities at September 30, 2020, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$52,185	$52,578
Due after one year through five years	252,498	260,915
Due after five years through ten years	220,385	225,480
Due after ten years	310,828	315,845
	$835,896	$854,818
Mortgage-backed securities	106,997	108,633
Collateralized mortgage obligations	395,772	402,893
Total	$1,338,665	$1,366,344

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	September 30, 2020	December 31, 2019
Agricultural	$129,453	$140,446
Commercial and industrial	1,103,102	835,236
Commercial real estate:
Construction & development	191,423	298,077
Farmland	152,362	181,885
Multifamily	235,241	227,407
Commercial real estate-other	1,128,009	1,107,490
Total commercial real estate	1,707,035	1,814,859
Residential real estate:
One- to four- family first liens	371,390	407,418
One- to four- family junior liens	150,180	170,381
Total residential real estate	521,570	577,799
Consumer	76,272	82,926
Loans held for investment, net of unearned income	3,537,432	3,451,266
Allowance for credit losses	(58,500)	(29,079)
Total loans held for investment, net	$3,478,932	$3,422,187

Loans with unpaid principal in the amount of $858.1 million and $945.9 million at September 30, 2020 and December 31, 2019, respectively, were pledged to the FHLB as collateral for borrowings.

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

As of September 30, 2020, the Company had no commitments to lend additional funds to borrowers who have a nonaccrual loan.

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
September 30, 2020
Agricultural	$127,448	$390	$339	$1,276	$129,453	$—
Commercial and industrial	1,098,272	1,027	105	3,698	1,103,102	5
Commercial real estate:
Construction and development	188,115	1,774	825	709	191,423	—
Farmland	142,470	114	353	9,425	152,362	—
Multifamily	235,241	—	—	—	235,241	—
Commercial real estate-other	1,121,100	996	3	5,910	1,128,009	—
Total commercial real estate	1,686,926	2,884	1,181	16,044	1,707,035	—
Residential real estate:
One- to four- family first liens	364,393	1,856	1,271	3,870	371,390	2,588
One- to four- family junior liens	149,374	603	46	157	150,180	—
Total residential real estate	513,767	2,459	1,317	4,027	521,570	2,588
Consumer	76,078	78	23	93	76,272	—
Total	$3,502,491	$6,838	$2,965	$25,138	$3,537,432	$2,593

December 31, 2019
Agricultural	$137,715	$975	$—	$1,756	$140,446	$—
Commercial and industrial	828,842	846	270	5,278	835,236	—
Commercial real estate:
Construction and development	294,995	2,256	621	205	298,077	—
Farmland	175,281	362	—	6,242	181,885	—
Multifamily	227,013	394	—	—	227,407	—
Commercial real estate-other	1,102,504	1,965	347	2,674	1,107,490	—
Total commercial real estate	1,799,793	4,977	968	9,121	1,814,859	—
Residential real estate:
One- to four- family first liens	402,471	2,579	857	1,511	407,418	99
One- to four- family junior liens	169,592	518	108	163	170,381	25
Total residential real estate	572,063	3,097	965	1,674	577,799	124
Consumer	82,558	150	80	138	82,926	12
Total	$3,420,971	$10,045	$2,283	$17,967	$3,451,266	$136

The following table presents the amortized cost basis of loans on non-accrual status, loans past due 90 days or more and still accruing by class of loan and related interest income recognized:

					Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual with no Allowance for Credit Losses	90 Days or More Past Due And Accruing	Interest Income Recognized on Nonaccrual	Interest Income Recognized on Nonaccrual
As of and for the Three and Nine Months Ended September 30, 2020
Agricultural	$2,894	$2,787	$1,576	$—	$14	$94
Commercial and industrial	13,276	8,725	4,825	5	49	150
Commercial real estate:
Construction and development	1,494	1,387	1,007	—	5	46
Farmland	10,402	13,693	12,385	—	23	116
Multifamily	—	—	—	—	—	1
Commercial real estate-other	10,141	9,783	2,850	—	8	32
Total commercial real estate	22,037	24,863	16,242	—	36	195
Residential real estate:
One- to four- family first liens	2,557	1,999	207	2,588	21	62
One- to four- family junior liens	513	552	1	—	9	16
Total residential real estate	3,070	2,551	208	2,588	30	78
Consumer	206	145	13	—	1	9
Total	$41,483	$39,071	$22,864	$2,593	$130	$526

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

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of September 30, 2020. As of September 30, 2020, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
September 30, 2020 (in thousands)	2020	2019	2018	2017	2016	Prior		Total
Agricultural
Pass	$18,711	$9,402	$3,467	$2,612	$1,607	$2,392	$66,182	$104,373
Special mention / watch	5,268	1,456	125	113	593	1,110	7,885	16,550
Substandard	3,830	874	272	187	130	227	3,009	8,529
Doubtful	—	—	—	—	—	1	—	1
Total	$27,809	$11,732	$3,864	$2,912	$2,330	$3,730	$77,076	$129,453
Commercial and industrial
Pass	$552,011	$113,602	$61,017	$71,706	$40,276	$96,039	$130,932	$1,065,583
Special mention / watch	3,770	679	1,437	2,395	869	1,272	6,065	16,487
Substandard	3,846	1,651	609	841	538	4,301	9,242	21,028
Doubtful	—	—	—	1	—	2	1	4
Total	$559,627	$115,932	$63,063	$74,943	$41,683	$101,614	$146,240	$1,103,102
CRE - Construction and development
Pass	$86,471	$47,688	$20,154	$4,356	$929	$1,165	$21,666	$182,429
Special mention / watch	4,570	461	546	—	11	33	—	5,621
Substandard	1,053	1,497	220	—	—	38	565	3,373
Doubtful	—	—	—	—	—	—	—	—
Total	$92,094	$49,646	$20,920	$4,356	$940	$1,236	$22,231	$191,423
CRE - Farmland
Pass	$39,115	$28,158	$11,528	$11,938	$8,493	$16,116	$1,740	$117,088
Special mention / watch	7,976	4,709	1,040	667	1,212	239	353	16,196
Substandard	2,656	4,163	4,509	1,729	204	5,767	50	19,078
Doubtful	—	—	—	—	—	—	—	—
Total	$49,747	$37,030	$17,077	$14,334	$9,909	$22,122	$2,143	$152,362
CRE - Multifamily
Pass	$131,319	$18,505	$18,183	$17,687	$16,004	$21,446	$10,612	$233,756
Special mention / watch	346	—	—	—	70	—	—	416
Substandard	1,069	—	—	—	—	—	—	1,069
Doubtful	—	—	—	—	—	—	—	—
Total	$132,734	$18,505	$18,183	$17,687	$16,074	$21,446	$10,612	$235,241
CRE - other
Pass	$423,851	$130,751	$69,359	$90,154	$75,302	$104,107	$41,301	$934,825
Special mention / watch	79,206	16,202	12,061	4,865	4,054	4,159	885	121,432
Substandard	44,915	7,767	7,021	1,233	586	9,231	999	71,752
Doubtful	—	—	—	—	—	—	—	—
Total	$547,972	$154,720	$88,441	$96,252	$79,942	$117,497	$43,185	$1,128,009
RRE - One- to four- family first liens
Performing	$98,719	$54,993	$46,672	$41,713	$39,818	$75,091	$9,796	$366,802
Nonperforming	67	66	561	812	522	2,560	—	4,588
Total	$98,786	$55,059	$47,233	$42,525	$40,340	$77,651	$9,796	$371,390
RRE - One- to four- family junior liens
Performing	$15,090	$8,971	$14,175	$6,994	$3,821	$6,773	$93,804	$149,628
Nonperforming	—	—	—	32	117	233	170	552
Total	$15,090	$8,971	$14,175	$7,026	$3,938	$7,006	$93,974	$150,180
Consumer
Performing	$21,940	$16,255	$12,000	$5,796	$3,033	$6,450	$10,653	$76,127
Nonperforming	—	34	46	18	12	35	—	145
Total	$21,940	$16,289	$12,046	$5,814	$3,045	$6,485	$10,653	$76,272

	Term Loans by Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Total by Credit Quality Indicator Category
Pass	$1,251,478	$348,106	$183,708	$198,453	$142,611	$241,265	$272,433	$2,638,054
Special mention / watch	101,136	23,507	15,209	8,040	6,809	6,813	15,188	176,702
Substandard	57,369	15,952	12,631	3,990	1,458	19,564	13,865	124,829
Doubtful	—	—	—	1	—	3	1	5
Performing	135,749	80,219	72,847	54,503	46,672	88,314	114,253	592,557
Nonperforming	67	100	607	862	651	2,828	170	5,285
Total	$1,545,799	$467,884	$285,002	$265,849	$198,201	$358,787	$415,910	$3,537,432

The following table sets forth the risk category of loans by class of loans and credit quality indicator used on the most recent analysis performed as of December 31, 2019:

December 31, 2019 (in thousands)	Pass	Special Mention / Watch	Substandard	Doubtful	Loss	Total
Agricultural	$117,374	$13,292	$9,780	$—	$—	$140,446
Commercial and industrial	794,526	19,038	21,635	1	36	835,236
Commercial real estate:
Construction and development	283,921	11,423	2,733	—	—	298,077
Farmland	141,107	21,307	19,471	—	—	181,885
Multifamily	226,124	90	1,193	—	—	227,407
Commercial real estate-other	1,036,418	50,691	20,381	—	—	1,107,490
Total commercial real estate	1,687,570	83,511	43,778	—	—	1,814,859
Residential real estate:
One- to four- family first liens	396,175	4,547	6,532	164	—	407,418
One- to four- family junior liens	168,229	1,282	870	—	—	170,381
Total residential real estate	564,404	5,829	7,402	164	—	577,799
Consumer	82,650	39	218	19	—	82,926
Total	$3,246,524	$121,709	$82,813	$184	$36	$3,451,266

Allowance for Credit Losses
At September 30, 2020, the economic forecast used by the Company showed a decline in Midwest unemployment over the next four forecasted quarters; increases in national retail sales over the next three forecasted quarters, with a decline in the fourth quarter; decreases in the CRE index over the next two forecasted quarters, with improvements beginning in the third quarter; increases in U.S. GDP over the next three forecasted quarters, with a decline in the fourth quarter; decreases in the national home price index over the next three forecasted quarters, with improvements beginning in the fourth quarter; and a decline in the U.S. rental vacancy rate through the second forecasted quarter, with an improvement in the third forecasted quarter, and then a decline beginning in the fourth forecasted quarter. These loss drivers saw improvements when compared to the prior quarter, however are consistently worse when compared to recent historical trends over the past several years, largely as a result of the COVID-19 pandemic.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets' totaled $14.8 million at September 30, 2020 and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended September 30, 2020 and 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months September 30, 2020
Beginning balance	$1,408	$18,709	$28,221	$6,074	$1,232	$55,644
Charge-offs	(746)	(983)	(275)	(83)	(101)	(2,188)
Recoveries	103	180	9	14	41	347
Credit loss expense(1)	649	(1,267)	2,966	2,273	76	4,697
Ending balance	$1,414	$16,639	$30,921	$8,278	$1,248	$58,500

For the Three Months Ended September 30, 2019
Beginning balance	$3,720	$7,633	$13,655	$3,377	$306	$28,691
Charge-offs	(986)	(328)	—	(121)	(200)	(1,635)
Recoveries	22	9	8	49	124	212
Credit loss expense	1,372	1,680	1,808	(742)	146	4,264
Ending balance	$4,128	$8,994	$15,471	$2,563	$376	$31,532

	For the Nine Months Ended September 30, 2020 and 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30, 2020
Beginning balance, prior to adoption of ASC 326	$3,748	$8,394	$13,804	$2,685	$448	$29,079
Day 1 transition adjustment from adoption of ASC 326	(2,557)	2,728	1,300	2,050	463	3,984
Charge-offs	(939)	(2,356)	(1,787)	(186)	(520)	(5,788)
Recoveries	129	559	28	29	137	882
Credit loss expense(1)	1,033	7,314	17,576	3,700	720	30,343
Ending balance	$1,414	$16,639	$30,921	$8,278	$1,248	$58,500

For the Nine Months Ended September 30, 2019
Beginning balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
Charge-offs	(1,137)	(2,441)	(960)	(171)	(469)	(5,178)
Recoveries	31	158	272	67	321	849
Credit loss expense	1,597	3,799	524	318	316	6,554
Ending balance	$4,128	$8,994	$15,471	$2,563	$376	$31,532
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.3 million and $1.1 million related to off-balance sheet credit exposures for the three months and nine months ended September 30, 2020, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of September 30, 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,161	$7,774	$23,412	$204	$7	$33,558
Collectively evaluated for impairment	127,292	1,095,328	1,683,623	521,366	76,265	3,503,874
Total	$129,453	$1,103,102	$1,707,035	$521,570	$76,272	$3,537,432
Allowance for credit losses:
Individually evaluated for impairment	$55	$504	$675	$—	$—	$1,234
Collectively evaluated for impairment	1,359	16,135	30,246	8,278	1,248	57,266
Total	$1,414	$16,639	$30,921	$8,278	$1,248	$58,500

	As of December 31, 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$4,312	$12,242	$16,082	$838	$21	$33,495
Collectively evaluated for impairment	135,246	822,939	1,781,306	572,865	82,864	3,395,220
Purchased credit impaired loans	888	55	17,471	4,096	41	22,551
Total	$140,446	$835,236	$1,814,859	$577,799	$82,926	$3,451,266
Allowance for loan losses:
Individually evaluated for impairment	$212	$2,198	$1,180	$73	$—	$3,663
Collectively evaluated for impairment	3,536	6,194	11,836	2,152	448	24,166
Purchased credit impaired loans	—	2	788	460	—	1,250
Total	$3,748	$8,394	$13,804	$2,685	$448	$29,079

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of September 30, 2020
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$767	$741	$653	$2,161	$55
Commercial and industrial	682	4,151	2,941	7,774	504
Commercial real estate:
Construction and development	1,006	—	—	1,006	—
Farmland	11,826	1,345	—	13,171	88
Multifamily	—	—	—	—	—
Commercial real estate-other	8,794	441	—	9,235	587
Residential real estate:
One- to four- family first liens	204	—	—	204	—
One- to four- family junior liens	—	—	—	—	—
Consumer	7	—	—	7	—
Total	$23,286	$6,678	$3,594	$33,558	$1,234

Troubled Debt Restructurings
TDRs totaled $9.4 million and $11.0 million as of September 30, 2020 and December 31, 2019, respectively. The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	Three Months Ended September 30,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Commercial and industrial	1	$143	$143	—	$—	$—

CONCESSION - Extended maturity date
Agricultural	—	—	—	7	341	341
Commercial and industrial	—	—	—	1	1,863	1,863
Farmland	—	—	—	1	158	158
One- to four- family first liens	1	128	132	—	—	—
One- to four- family junior liens	—	—	—	1	5	5

CONCESSION - Other
Agricultural	1	59	69	—	—	—
Farmland	1	150	161	—	—	—
Total	4	$480	$505	10	$2,367	$2,367

	Nine Months Ended September 30,
	2020			2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Commercial and industrial	1	$143	$143	—	$—	$—

CONCESSION - Extended maturity date
Agricultural	—	—	—	7	341	341
Commercial and industrial	—	—	—	1	1,863	1,863
Farmland	—	—	—	1	158	158
Commercial real estate-other	3	759	808	—	—	—
One- to four- family first liens	3	274	278	3	240	239
One- to four- family junior liens	—	—	—	3	81	81

CONCESSION - Other
Agricultural	2	267	278	—	—	—
Farmland	3	504	514	—	—	—
Total	12	$1,947	$2,021	15	$2,683	$2,682

For the three months and nine months ended September 30, 2020, the Company had four TDRs, totaling $412 thousand that redefaulted within 12 months subsequent to restructure. These TDRs that redefaulted within 12 months subsequent to restructure consisted of the following for the three and nine months ended September 30, 2020: 1 agricultural contract totaling $59 thousand, 1 farmland contract totaling $150 thousand, and 2 one-to four-family first lien contracts totaling $203 thousand.

For the three and nine months ended September 30, 2019, the Company had twelve TDRs, totaling $742 thousand that redefaulted within 12 months subsequent to restructure. These TDRs that redefaulted within 12 months subsequent to restructure consisted of the following for the three and nine months ended September 30, 2019: 6 agricultural contracts totaling $315 thousand, 1 farmland contract totaling $158 thousand, 3 one-to four-family first lien contracts totaling $239 thousand, and 2 one-to four-family junior lien contracts totaling $30 thousand.

Modifications in response to COVID-19:

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act along with a joint interagency statement issued by the federal banking agencies provides that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for the initial deferral of three months of principal and / or interest. The deferred interest is due and payable at the end of the deferral period and the deferred principal is due and payable on the maturity date. At September 30, 2020, we had granted short-term payment deferrals on $115.3 million of loans. The program is ongoing and additional loans continue to be granted deferrals.

Pre-ASC 326 Adoption Impaired Loan Disclosures
The following table presents loans individually evaluated for impairment by class of receivable as of December 31, 2019, which was prior to the adoption of ASC 326:

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

The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment by class of receivable, during the stated periods, which were prior to the adoption of ASC 326:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019		2019
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$2,260	$11	$1,962	$—
Commercial and industrial	5,199	2	4,961	—
Commercial real estate:
Construction and development	—	—	—	—
Farmland	2,410	—	1,710	—
Multifamily	—	—	—	—
Commercial real estate-other	1,541	7	1,361	20
Total commercial real estate	3,951	7	3,071	20
Residential real estate:
One- to four- family first liens	347	—	260	—
One- to four- family junior liens	—	—	—	—
Total residential real estate	347	—	260	—
Consumer	21	—	16	—
Total	$11,778	$20	$10,270	$20
With an allowance recorded:
Agricultural	$1,527	$—	$1,378	$31
Commercial and industrial	4,577	16	3,386	—
Commercial real estate:
Construction and development	—	—	—	—
Farmland	649	—	586	5
Multifamily	—	—	—	—
Commercial real estate-other	2,507	82	1,834	93
Total commercial real estate	3,156	82	2,420	98
Residential real estate:
One- to four- family first liens	265	2	266	7
One- to four- family junior liens	—	—	—	—
Total residential real estate	265	2	266	7
Consumer	—	—	—	—
Total	$9,525	$100	$7,450	$136
Total:
Agricultural	$3,787	$11	$3,340	$31
Commercial and industrial	9,776	18	8,347	—
Commercial real estate:
Construction and development	—	—	—	—
Farmland	3,059	—	2,296	5
Multifamily	—	—	—	—
Commercial real estate-other	4,048	89	3,195	113
Total commercial real estate	7,107	89	5,491	118
Residential real estate:
One- to four- family first liens	612	2	526	7
One- to four- family junior liens	—	—	—	—
Total residential real estate	612	2	526	7
Consumer	21	—	16	—
Total	$21,303	$120	$17,720	$156

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

The fair values of the Company's derivative instrument assets and liabilities are summarized as follows:

	As of September 30, 2020			As of December 31, 2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments
Fair value hedges
Interest rate swaps	$25,744	$—	$2,926	$16,734	$—	$1,113
Cash flow hedges
Interest rate swaps	30,000	—	864	—	—	—
Total	$55,744	$—	$3,790	$16,734	$—	$1,113

Not designated as hedging instruments:
Interest rate swaps	$342,670	$13,550	$13,692	$113,632	$1,824	$1,999
RPAs - protection sold	4,530	10	—	4,702	24	—
RPAs - protection purchased	9,873	—	21	10,009	—	130
Total	$357,073	$13,560	$13,713	$128,343	$1,848	$2,129

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
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. In February 2020, the Company entered into a pay-fixed receive-variable interest rate swap with a notional amount of $30.0 million to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt.

The interest rate swap is designated as a cash flow hedge. The gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. During 2020, the Company estimates that an additional $358 thousand will be reclassified to interest expense.

The table below presents the effect of cash flow hedge accounting on AOCI for three months and nine months ended September 30, 2020 and 2019.

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2020	2019		2020	2019
Interest rate swaps	$8	$—	Interest Expense	$(88)	$—

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019		2020	2019
Interest rate swaps	$(1,009)	$—	Interest Expense	$(145)	$—

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
(in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(102)	$—	$(1)	$—	$(229)	$—	$(2)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	(174)	—	617	—	1,814	—	1,412	—
Derivative designated as hedging instruments	180		(618)	—	(1,813)	—	(1,414)	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	—	88	—	—	—	145	—	—
As of September 30, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$28,679	$2,924

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)		2020	2019	2020	2019
Interest rate swaps	Other income	$(90)	$(96)	$33	$(226)
RPAs	Other income	(3)	(24)	94	(148)
Total		$(93)	$(120)	$127	$(374)
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

The following table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of September 30, 2020 and December 31, 2019, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Assets (Liabilities)
As of September 30, 2020
Asset Derivatives	$13,560	$—	$13,560	$—	$—	$13,560
Liability Derivatives	(17,503)	—	(17,503)	—	(17,503)	—

As of December 31, 2019
Asset Derivatives	$1,848	$—	$1,848	$—	$—	$1,848
Liability Derivatives	(3,242)	—	(3,242)	—	(3,242)	—
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
As of September 30, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $17.7 million. As of September 30, 2020, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted $13.6 million of collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2020, it could have been required to settle its obligations under the agreements at their termination value of $17.7 million.

6.    Goodwill and Intangible Assets
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as acquisitions. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. Due to the continued economic impact that COVID-19 has had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020.
The Company performed a market capitalization approach, a guideline public company approach and a discounted cash flow approach, to determine the fair value of the Company. As a result of this interim assessment, the Company recorded a goodwill impairment charge of $31.5 million as its estimated fair value was less than its book value on that date. This non-cash charge was reflected within "Noninterest expense" in the Consolidated Statements of Income and had no impact on the Company's regulatory capital ratios, cash flows and liquidity position.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Nine Months Ended September 30,
(in thousands)	2020
Goodwill, beginning of period	$91,918
Fair value adjustment(1)	2,059
Goodwill impairment	(31,500)
Total goodwill, end of period	$62,477

(1) Goodwill adjustments consisted of the ATBancorp acquisition purchase accounting adjustments, which were finalized in the first quarter of 2020.
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of September 30, 2020			As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$41,745	$(25,208)	$16,537	$41,745	$(21,032)	$20,713
Customer relationship intangible	5,265	(2,324)	2,941	5,265	(1,195)	4,070
Other	2,700	(2,407)	293	2,700	(2,305)	395
	$49,710	$(29,939)	$19,771	$49,710	$(24,532)	$25,178

Indefinite-lived trade name intangible	$7,040			$7,040
The following table provides the estimated future amortization expense for the remaining three months ending December 31, 2020 and the succeeding annual periods:

	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
Estimated Remaining Amortization Expense for the Year Ending December 31,
2020	$1,231	$306	$31	$1,568
2021	4,190	1,062	106	5,358
2022	3,487	797	79	4,363
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
Thereafter	2,616	19	2	2,637
Total	$16,537	$2,941	$293	$19,771

7.    Other Assets
The components of the Company's other assets as of September 30, 2020 and December 31, 2019 were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Bank-owned life insurance	$82,942	$81,625
Interest receivable	21,112	18,525
FHLB stock	12,246	15,381
Mortgage servicing rights	5,274	7,026
Operating lease right-of-use assets, net	3,860	4,499
Federal and state income taxes, current	725	2,318
Federal and state income taxes, deferred	7,413	3,530
Derivative assets	13,560	1,848
Other receivables/assets	12,375	13,208
	$159,507	$147,960

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	As of September 30, 2020	As of December 31, 2019
Noninterest bearing deposits	$864,504	$662,209
Interest checking deposits	1,230,146	962,830
Money market deposits	871,336	763,028
Savings deposits	486,876	387,142
Time deposits under $250,000	617,229	682,232
Time deposits of $250,000 or more	263,550	271,214
Total deposits	$4,333,641	$3,728,655
The Company had $6.2 million and $6.6 million in brokered time deposits through the CDARS program as of September 30, 2020 and December 31, 2019, respectively. Included in money market deposits at September 30, 2020 and December 31, 2019 were $16.1 million and $10.1 million, respectively, of brokered deposits through the ICS program.

As of September 30, 2020 and December 31, 2019, the Company had public entity deposits that were collateralized by investment securities of $138.8 million and $96.6 million, respectively.

9.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	September 30, 2020		December 31, 2019
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.35%	$183,893	1.06%	$117,249
Federal Home Loan Bank advances	—	—	1.73	22,100
Unsecured line of credit	—	—	—	—
Total	0.35%	$183,893	1.17%	$139,349
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

The Bank has unsecured federal funds lines totaling $145.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either September 30, 2020 or December 31, 2019.
At September 30, 2020 and December 31, 2019, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $67.9 million as of September 30, 2020 and $12.7 million as of December 31, 2019. As of September 30, 2020 and December 31, 2019, the Bank had municipal securities with a market value of $71.9 million and $13.0 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
On April 30, 2015, the Company entered into a credit agreement with a correspondent bank under which the Company could borrow up to $5.0 million from an unsecured revolving credit facility. Interest was payable at a rate of one-month LIBOR plus 2.00%. The credit agreement was amended on April 29, 2019 such that, commencing May 1, 2019, the revolving commitment amount was increased to $10.0 million with interest payable at a rate of one-month LIBOR plus 1.75%. The credit agreement was amended again on April 24, 2020 to extend the maturity date to November 30, 2020. The Company had no balance outstanding under this revolving credit facility as of both September 30, 2020 and December 31, 2019.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
September 30, 2020
ATBancorp Statutory Trust I	$7,732	$6,841	Three-month LIBOR + 1.68%	1.93%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,836	Three-month LIBOR + 1.65%	1.90%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,758	Three-month LIBOR + 2.15%	2.37%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,820	Three-month LIBOR + 3.50%	3.75%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.84%	12/15/2037	12/15/2012
Total	$44,847	$41,719

December 31, 2019
ATBancorp Statutory Trust I	$7,732	$6,814	Three-month LIBOR + 1.68%	3.57%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,794	Three-month LIBOR + 1.65%	3.54%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,732	Three-month LIBOR + 2.15%	4.08%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,783	Three-month LIBOR + 3.50%	5.39%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	3.48%	12/15/2037	12/15/2012
Total	$44,847	$41,587

Subordinated Debentures
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.9 million of subordinated debentures (the "ATB Debentures"). The ATB Debentures have a stated maturity of May 31, 2023, and bear interest at a fixed annual rate of 6.50%, with interest payable semi-annually on March 15th and September 15th. The Company has the option to redeem the debentures, in whole or part, at any time on or after May 31, 2021. On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030.

The ATB Debentures and subordinated notes constitute Tier 2 capital under the rules and regulations of the Federal Reserve applicable to the capital status of the subordinated debt of bank holding companies. The ATB Debentures and subordinated notes are phased out of Tier 2 capital by 20% of the amount of the debentures or subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of each debenture. At September 30, 2020, we were permitted to treat 40% of the ATB Debentures as Tier 2 capital.

Other Long-Term Debt
Long-term borrowings were as follows as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$1,130	8.89%	$1,224
FHLB borrowings	1.89	101,222	2.25	145,700
Notes payable to unaffiliated bank	1.91	26,750	3.44	32,250
Total	1.96%	$129,102	2.51%	$179,174
As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. At September 30, 2020, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 3. Debt Securities of the notes to the consolidated financial statements.
On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. The note was paid off on June 30, 2020.

On April 30, 2019, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of April 30, 2024. Quarterly principal and interest payments began June 30, 2019 and, as of September 30, 2020, $26.8 million of that note was outstanding.

11.    Income Taxes
Income tax expense (benefit) based on statutory rate for the three months and nine months ended September 30, 2020 and 2019 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
(in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$(3,686)	21.0%	$3,267	21.0%	$(1,568)	21.0%	$8,111	21.0%
Tax-exempt interest	(801)	4.6	(791)	(5.1)	(2,147)	28.7	(1,732)	(4.5)
Bank-owned life insurance	(111)	0.6	(108)	(0.7)	(353)	4.7	(289)	(0.7)
State income taxes, net of federal income tax benefit	735	(4.2)	833	5.4	1,280	(17.1)	2,063	5.3
Goodwill Impairment	6,615	(37.7)	—	—	6,615	(88.6)	—	—
Non-deductible acquisition expenses	—	—	5	—	—	—	167	0.5
General business credits	(551)	3.2	41	0.3	(1,322)	17.7	13	—
Other	71	(0.4)	9	—	115	(1.5)	31	0.1
Total income tax expense	$2,272	(12.9)%	$3,256	20.9%	$2,620	(35.1)%	$8,364	21.7%

12.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2020	2019	2020	2019
Basic (Loss) Earnings Per Share:
Net (loss) income	$(19,824)	$12,300	$(10,087)	$30,259
Weighted average shares outstanding	16,099,324	16,200,667	16,111,591	14,434,411
Basic (loss) earnings per common share	$(1.23)	$0.76	$(0.63)	$2.10

Diluted (Loss) Earnings Per Share:
Net (loss) income	$(19,824)	$12,300	$(10,087)	$30,259
Weighted average shares outstanding, including all dilutive potential shares	16,099,324	16,214,562	16,111,591	14,444,732
Diluted (loss) earnings per common share	$(1.23)	$0.76	$(0.63)	$2.09

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computation above were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Dilutive shares (1)	7,132	6,820
(1) Dilutive potential shares that were excluded from the computation of diluted earnings per common share for the three and nine months ended September 30, 2020 as a result of the reported net loss available to common shareholders.

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

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of September 30, 2020 and December 31, 2019, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2020
Consolidated:
Total capital/risk weighted assets	$562,015	13.56%	$435,338	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	444,772	10.73	352,416	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	403,053	9.72	290,225	7.00	N/A	N/A
Tier 1 leverage capital/average assets	444,772	8.52	208,864	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$531,541	12.95%	$431,130	10.50%	$410,600	10.00%
Tier 1 capital/risk weighted assets	482,406	11.75	349,010	8.50	328,480	8.00
Common equity tier 1 capital/risk weighted assets	482,406	11.75	287,420	7.00	266,890	6.50
Tier 1 leverage capital/average assets	482,406	9.26	208,318	4.00	260,398	5.00

At December 31, 2019
Consolidated:
Total capital/risk weighted assets	$463,601	11.34%	$429,077	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	428,021	10.47	347,348	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	386,434	9.46	286,051	7.00	N/A	N/A
Tier 1 leverage capital/average assets	428,021	9.48	180,529	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$482,106	11.83%	$427,877	10.50%	$407,502	10.00%
Tier 1 capital/risk weighted assets	453,027	11.12	346,377	8.50	326,002	8.00
Common equity tier 1 capital/risk weighted assets	453,027	11.12	285,251	7.00	264,876	6.50
Tier 1 leverage capital/average assets	453,027	10.06	180,209	4.00	231,166	5.00
(1) Includes a capital conservation buffer of 2.50%.
As of December 31, 2019, the Bank was required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, of which these reserve amounts totaled $24.1 million. There was no such requirement to maintain such reserve balances as of September 30, 2020, and therefore the total amount held in reserve was zero dollars.

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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank's commitments as of the dates indicated:

	September 30, 2020	December 31, 2019
(in thousands)
Commitments to extend credit	$893,147	$859,212
Commitments to sell loans	13,096	5,400
Standby letters of credit	25,864	36,192
Total	$932,107	$900,804
The Bank's exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent a future requirement. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate and income-producing commercial properties.

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
Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At September 30, 2020, the liability for off-balance-sheet credit losses totaled $4.5 million, whereas the total amount recorded within credit loss expense for the nine months ended September 30, 2020 was $1.1 million. No liability was recorded in the prior year.
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

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 63% of the loans are real estate loans and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 26% and 18%, respectively, as of September 30, 2020.

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
For information regarding the valuation methodologies used to measure the Company's assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Business and Significant Accounting Policies and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements in the Company's 2019 Annual Report on Form 10-K, filed with the SEC on March 6, 2020.
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily available for sale debt securities and derivatives. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered "nonrecurring" for purposes of disclosing the Company's fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for collateral dependent individually analyzed loans and other real estate owned.

Recurring Basis
Assets and liabilities measured at fair value on a recurring basis comprise the following as of the dates indicated:

	Fair Value Measurement at September 30, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$386	$—	$386	$—
State and political subdivisions	510,483	—	510,483	—
Mortgage-backed securities	108,633	—	108,633	—
Collateralized mortgage obligations	402,893	—	402,893	—
Corporate debt securities	343,949	—	343,949	—
Derivative assets	13,560	—	13,560	—

Liabilities:
Derivative liabilities	$17,503	$—	$17,503	$—

	Fair Value Measurement at December 31, 2019 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$441	$—	$441	$—
State and political subdivisions	257,205	—	257,205	—
Mortgage-backed securities	43,530	—	43,530	—
Collateralized mortgage obligations	292,946	—	292,946	—
Corporate debt securities	191,855	—	191,855	—
Derivative assets	1,848	—	1,848	—

Liabilities:
Derivative liabilities	$3,242	$—	$3,242	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the nine months ended September 30, 2020 or the year ended December 31, 2019.
Changes in the fair value of available for sale debt securities are included in other comprehensive income.
Nonrecurring Basis
The following tables present assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at September 30, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$32,324	$—	$—	$32,324
Foreclosed assets, net	724	—	—	724

	Fair Value Measurement at December 31, 2019 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$6,749	$—	$—	$6,749
Foreclosed assets, net	3,706	—	—	3,706

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the date indicated:

	Fair Value at
(dollars in thousands)	September 30, 2020	December 31, 2019	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent impaired loans	$32,324	$6,749	Fair value of collateral	Valuation adjustments	—%	-	75%	22%

Foreclosed assets, net	$724	3,706	Fair value of collateral	Valuation adjustments	12%	-	55%	31%

The carrying amount and estimated fair value of financial instruments at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$134,862	$134,862	$134,862	$—	$—
Debt securities available for sale	1,366,344	1,366,344	—	1,366,344	—
Loans held for sale	13,096	13,433	—	13,433	—
Loans held for investment, net	3,478,932	3,530,722	—	—	3,530,722
Interest receivable	21,112	21,112	—	21,112	—
Federal Home Loan Bank stock	12,246	12,246	—	12,246	—
Derivative assets	13,560	13,560	—	13,560	—
Financial liabilities:
Non-interest bearing deposits	864,504	864,504	864,504	—	—
Interest-bearing deposits	3,469,137	3,474,719	2,588,358	886,361	—
Short-term borrowings	183,893	183,893	183,893	—	—
Finance leases payable	1,130	1,130	—	1,130	—
Federal Home Loan Bank borrowings	101,222	104,618	—	104,618	—
Junior subordinated notes issued to capital trusts	41,719	33,848	—	33,848	—
Subordinated debentures	74,660	76,651	—	76,651	—
Other long-term debt	26,750	26,750	—	26,750	—
Derivative liabilities	17,503	17,503	—	17,503	—

	December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,484	$73,484	$73,484	$—	$—
Debt securities available for sale	785,977	785,977	—	785,977	—
Loans held for sale	5,400	5,476	—	5,476	—
Loans held for investment, net	3,422,187	3,427,952	—	—	3,427,952
Interest receivable	18,525	18,525	—	18,525	—
Federal Home Loan Bank stock	15,381	15,381	—	15,381	—
Derivative assets	1,848	1,848	—	1,848	—
Financial liabilities:
Non-interest bearing deposits	662,209	662,209	662,209	—	—
Interest-bearing deposits	3,066,446	3,066,427	2,113,000	953,427	—
Short-term borrowings	139,349	139,349	139,349	—	—
Finance leases payable	1,224	1,224	—	1,224	—
Federal Home Loan Bank borrowings	145,700	146,913	—	146,913	—
Junior subordinated notes issued to capital trusts	41,587	39,391	—	39,391	—
Subordinated debentures	10,899	11,083	—	11,083	—
Other long-term debt	32,250	32,250	—	32,250	—
Derivative liabilities	3,242	3,242	—	3,242	—

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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 30, 2020	December 31, 2019
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$3,860	$4,499
Finance lease right-of-use asset	Premises and equipment, net	573	637
Total right-of-use assets		$4,433	$5,136

Lease Liabilities
Operating lease liability	Other liabilities	$4,830	$5,430
Finance lease liability	Long-term debt	1,130	1,225
Total lease liabilities		$5,960	$6,655

Weighted-average remaining lease term
Operating leases		8.78 years	8.90 years
Finance lease		5.92 years	6.67 years
Weighted-average discount rate
Operating leases		3.87%	3.78%
Finance lease		8.89%	8.89%
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Lease Costs
Operating lease cost	$209	$303	$937	$755
Variable lease cost	42	52	189	118
Short-term lease cost	—	—	—	—
Interest on lease liabilities (1)	25	28	78	85
Amortization of right-of-use assets	24	24	72	72
Net lease cost	$300	$407	$1,276	$1,030

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$443	$524	$1,598	$1,354
Operating cash flows from finance lease	25	41	78	124
Finance cash flows from finance lease	32	28	94	83

Right-of-use assets obtained in exchange for new operating lease liabilities	39	49	132	5,319
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—	—	—
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of September 30, 2020 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2020	$58	$287
December 31, 2021	235	1,112
December 31, 2022	240	993
December 31, 2023	245	932
December 31, 2024	250	702
Thereafter	426	2,139
Total undiscounted lease payment	$1,454	$6,165
Amounts representing interest	(324)	(1,335)
Lease liability	$1,130	$4,830

17.    Subsequent Events
On October 20, 2020, the board of directors of the Company authorized resuming repurchases under the Company's share repurchase program. The Company previously announced the temporary suspension of its share repurchase program in light of market conditions associated with the COVID-19 pandemic.
On October 28, 2020, the board of directors of the Company declared a cash dividend of $0.22 per share payable on December 15, 2020 to shareholders of record as of the close of business on December 1, 2020.
Effective October 28, 2020, the Company plans to consolidate its branch office in Newport, Minnesota into its nearby branch office in South St. Paul, Minnesota. This branch consolidation is part of the Company's strategy to improve operating efficiency. The Company estimates the branch consolidation will reduce its annual operating expenses by approximately $360 thousand.
The Company has evaluated events that have occurred subsequent to September 30, 2020 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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
•government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms including the CARES Act;
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
•changes in and uncertainty related to benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR;
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

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank. The Bank has locations throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, southwestern Wisconsin, southwestern Florida, and Denver, Colorado.
The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, credit and debit cards, ATMs, and safe deposit boxes. The Bank also has a trust department through which it offers services including the administration of estates, personal trusts, and conservatorships and the management of real property. Finally, the Bank’s investment services department offers financial planning, investment advisory, and retail securities brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 6, 2020. Results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results to be attained for any other period.
COVID-19 Update
The COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the nine months ended September 30, 2020, and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas.
COVID-19 Response in our Markets: Our commercial and consumer banking products and services are offered primarily in Iowa, Minnesota, Wisconsin, Florida and Colorado, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. More recently, we've seen in our markets a variety of responses to the COVID-19 pandemic as the economy continues to re-open, which have included social distancing protocols, limitations of social gathering sizes, safety practices for the at-risk and elderly, as well as other safeguarding practices.
•Iowa: On October 16, 2020, the Governor issued an order that is effective unless otherwise modified until November 15, 2020 that includes social distancing requirements, in addition to encouraging all vulnerable Iowans, including those with pre-existing medical conditions and the elderly, to continue to limit their activities outside of their home.
•Minnesota: On October 12, 2020, the Governor extended the protocols enacted in prior orders, which included social distancing protocols, limitations of social gatherings, requirement for face coverings in certain settings, in addition to other similar requirements, and is effective through November 12, 2020.
•Wisconsin: On October 6, 2020 the Governor issued a proclamation that limited the size of public gatherings, which is in effect until November 6, 2020. In addition, an order from September 22, 2020 contained provisions for the requirement of face coverings when outside the home, with other social distancing protocols still in effect.
•Florida: On September 25, 2020, the Governor of Florida issued an executive order that contains certain provisions as part of Phase 3 of the plan to re-open, which included the removal of certain restrictions that were previously imposed on residents' ability to work and operate a business and restaurant capacity, among other provisions. Any prior social distancing protocols or requirements as part of Phase 2 remain in effect, unless otherwise modified.
•Colorado: On October 21, 2020, the Governor issued various orders that both amended and extended prior orders that were issued that contained social distancing protocols for the state. In addition, prior orders from the month of October 2020 also imposed additional restrictions such as the requirement to wear face coverings in certain settings, among other social distancing requirements that are similar to those of other states. On October 27, 2020, the Mayor of Denver placed additional capacity restrictions on locations such as, but not limited to, restaurants, churches, and retail centers as part of the shift from the Safer at Home: Level 2 to the more restrictive Safer at Home: Level 3. In addition, this recent mandate also contained limitations for schools, gathering at indoor and outdoor events, among other social distancing protocols.
The Bank's branches have remained open during these orders because the Bank is deemed to be an essential business. Based on the current environment, it is unclear how the states in our market areas will continue to change or relax their stay at home and social distancing policies in the future and the impact of these policies on our customers located in and the economies of these states.
COVID-19 Impact - National: The U.S. has experienced a substantial decline nationally in economic condition, although it experienced an annualized 33.1% GDP rebound in the third quarter of 2020, recovering a portion of the ground that the GDP lost earlier in 2020. In addition, the national unemployment rate in September 2020 of 7.9% has declined 3.2% from June 2020; however this rate remains substantially higher than the national unemployment rate of 3.5% in September 2019 per the U.S. Department of Labor.
Policy and Regulatory Developments
Federal, state, and local governments and regulatory authorities have enacted and issued a range of policy responses to the COVID-19 pandemic, including the following:
•The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 – 0.25%.
•On March 27, 2020, President Trump signed the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion PPP loan program administered through the SBA. The Bank was a participating lender in the PPP. The provisions of the PPP were modified on June 5, 2020 by the Paycheck Protection Program Flexibility Act of 2020. In addition, the CARES Act provides financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time to account for the effects of COVID-19. See Note 4. Loans Receivable and the Allowance for Credit Losses for additional information on TDRs. The PPP closed on August 8, 2020, and the SBA is no longer accepting PPP applications from participating lenders.
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
•On April 9, 2020, the FRB announced additional measures aimed at supporting small and mid-sized business, as well as state and local governments impacted by COVID-19. The FRB announced the Main Street Business Lending Program, which establishes two new loan facilities intended to facilitate lending to small and mid-sized businesses: (1) the Main Street New Loan Facility ("MSNLF"), and (2) the Main Street Expanded Loan Facility ("MSELF"). MSNLF loans are unsecured term loans originated on or after April 8, 2020, while MSELF loans are provided as upsized tranches of existing loans originated before April 8, 2020. The combined size of the program is authorized up to $600 billion.
•On August 3, 2020, the FFIEC issued a joint statement on Additional Loan Accommodations Related to COVID-19, which, among other things, encouraged financial institutions to consider prudent additional loan accommodation options when borrowers are unable to meet their obligations due to continuing financial challenges. Accommodation options should be based on prudent risk management and consumer protection principles.
•In addition to the policy responses described above, the federal bank regulatory agencies, along with their state counterparts, have issued a stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the CRA for certain pandemic-related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews. The FRB also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.
Effects on Our Business.
The COVID-19 pandemic and the specific developments referred to above have had and will continue to have a significant impact on our business. In particular, we anticipate that a significant portion of the Bank’s borrowers in the non-essential retail, restaurants, hotels, CRE-retail, and arts, entertainment & gaming industries, which represents approximately 14% of our loan portfolio, will endure significant economic distress which will adversely affect their ability to repay existing indebtedness. These developments, together with economic conditions generally, are also expected to impact the value of certain collateral securing our loans. As a result, we anticipate that our financial condition, capital levels and results of operations will be significantly adversely affected, as described in further detail below.
Our Response.
The Company maintains a Business Continuity Plan, which was enacted upon the World Health Organization declaration of COVID-19 to be a global pandemic. Shortly after enacting the plan, the Company deployed a successful remote working strategy. As of September 30, 2020, the majority of our employees have returned to work in our branch offices with no disruption to our operations. Our response to COVID-19 continues to be focused on how we can best serve our employees, customers, and communities. The Bank has utilized a combination of digital banking, voice, branch drive-thru and other channels in order to meet the needs of our customers. In addition, we have implemented additional safety measures to achieve appropriate social distancing for both customers and employees throughout our locations, with all of our locations having capacity restrictions and requirements to wear protective face coverings, among other social distancing requirements for both customers and employees. We have also increased our cleaning services and implemented business travel restrictions.
We continue to work with our customers to understand the level of impact to their business operations as the pandemic continues to determine how best to serve them in these unprecedented times. We also continue to lend to qualified businesses for working capital and general business purposes, while also meeting the needs of our individual customers. Further, we implemented a loan payment deferral program and assisted our clients through the PPP, including 2,682 for existing and new customers in the aggregate loan amount of $348.6 million, and the CARES Act SBA payment forgiveness program. We have committed an additional $150,000 to our annual charitable giving. In addition, we've partnered with other local banks in the Iowa City area in the Holding our Own program. This program encourages the community to shop local, with a goal of motivating over $1.0 million of local spending.
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
Credit Loss Expense. The Company's credit loss expense is impacted by COVID-19. Pertaining to our September 30, 2020 financial condition and results of operations, COVID-19, as well as other factors, such as changes in our modeling assumptions, had an impact on our ACL. While we have not yet experienced any charge-offs related to COVID-19, our ACL calculation and credit loss expense are significantly impacted by changes in forecasted economic conditions. Significant worsening of forecasted conditions is possible and would result in further increases in the ACL and credit loss expense in future periods.

Noninterest Income. The Company’s fee income could be reduced due to COVID-19. For example, in keeping with guidance from regulators, during the second and third quarters of 2020, the Company has continued to work with COVID-19 affected customers and has waived fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, account maintenance fees, etc. These reductions in fees are expected, at this time, to be temporary in conjunction with the length of the expected COVID-19 related economic crisis as we are working to help our customers during this time. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact from COVID-19 is likely to impact its fee income in future periods.
Noninterest Expense. We anticipate increases in noninterest expenses that are a result of COVID-19 for additional cleaning services, protective equipment, supplies, and expanded IT equipment and network/information services. We also anticipate employee productivity will also decline due to pandemic-related absences and normal challenges associated with working remotely. We also anticipate that the PPP will impact noninterest expense by impacting the timing of compensation and benefit expense as PPP loan origination costs are deferred and amortized over the life of the loan to which they relate. In addition, we also anticipate the PPP will also lead to increased information service expenses.
Credit Administration. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of September 30, 2020, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the interagency statement and therefore were not considered TDRs was 113 loans, totaling $115.3 million as compared to 832 loans totaling $462.2 million as of June 30, 2020. We anticipate that the current and future economic conditions will continue to have an impact on the initial modifications that were made that qualified under such criteria. As such, we expect the Company's financial statements will be materially impacted by the CARES Act and the interagency guidance, of which at this time the total impact cannot be quantified.
The Bank was a participating lender in the PPP. The PPP loans have a two-year term and earn interest at 1%. Loans funded through the PPP program are fully guaranteed by the U.S. government if certain criteria are met. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. As of September 30, 2020, the Company had $331.7 million in outstanding PPP loans, with $8.1 million of unamortized net loan origination fees. In addition, as of September 30, 2020, certain of the Company's PPP loan customers had initiated the loan forgiveness process, but no PPP loans submitted to the SBA by the Company had yet been forgiven. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
Loan Portfolio. We anticipate that loan growth will be impacted in the future as a result of COVID-19 and the related decline in economic conditions in our market areas. While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following industries that we considered to be "vulnerable" to significant impact as of September 30, 2020.

	Balance	% of Gross Loans Held for Investment
(dollars in thousands)
Non-essential retail	$101,229	2.86%
Restaurant	52,720	1.49%
Hotel	121,078	3.42%
CRE - Retail	199,958	5.65%
Arts, entertainment, and gaming	25,915	0.73%
	$500,900	14.15%
Goodwill and Other Intangible Assets. Due to the economic impact that COVID-19 has had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, have led to the occurrence of a triggering event for goodwill impairment. The Company completed an interim goodwill assessment as of September 30, 2020 that contemplated a single reporting unit. Based upon our interim assessment, we recorded a goodwill impairment charge of $31.5 million, as our estimated fair value was less than our book value on that date. This non-cash charge was reflected within "Noninterest expense" in the Consolidated Statements of Income and had no impact on our regulatory capital ratios, cash flows or liquidity position.
Capital and liquidity.
As of September 30, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. On July 28, 2020, the Company completed the private placement of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. For regulatory capital purposes, the subordinated notes have been structured to qualify initially as Tier 2 Capital for the Company. We rely on cash on hand as well as dividends from our subsidiary bank to service our debt. If our capital deteriorates such that our Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. If an extended recession causes large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
In March 2020, the Company temporarily suspended its share repurchase program in light of market conditions associated with the COVID-19 pandemic. Subsequent to September 30, 2020, the Company's board of directors authorized resuming repurchases under the Company's share repurchase program.
Processes, controls and business continuity plan
The Company has invoked its Business Continuity Plan that includes a remote working strategy. The Company does not anticipate incurring additional material costs related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date as a result of the contingencies we have had to deal with as a result of COVID-19. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its Business Continuity Plan.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2020 and September 30, 2019
Summary
For the three months ended September 30, 2020, we incurred a net loss of $19.8 million, which was a decrease of $32.1 million from net income of $12.3 million for the three months ended September 30, 2019. The decrease in net income was due primarily to an increase of $28.5 million, or 90.6%, in noninterest expense, a $5.4 million, or 12.6%, decrease in net interest income, in addition to an increase in credit loss expenses of $0.7 million, or 17.1%. Noninterest expense increased primarily as a result of the $31.5 million goodwill impairment that was recorded in the third quarter of 2020. Offsetting these amounts was an increase of $1.6 million, or 19.6%, in noninterest income between the two comparable periods and a decrease in income tax expense of $1.0 million. Both basic and diluted loss per common share for the three months ended September 30, 2020 were $1.23 as compared with both basic and diluted earnings per common share of $0.76 for the three months ended September 30, 2019. Excluding the goodwill impairment, core earnings for the three months ended September 30, 2020 were lower at $11.7 million, or $0.73 per diluted common share (a non-GAAP financial measure - see "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalent) compared to net income of $12.3 million for the three months ended September 30, 2019. Our annualized return on average shareholders' equity was (14.88)% for the three months ended September 30, 2020 compared with 9.92% for the three months ended September 30, 2019. Our annualized return on average tangible equity was 12.56% for the three months ended September 30, 2020 compared with 15.57% for the three months ended September 30, 2019 (a non-GAAP financial measure - see "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalent).

The following table presents selected financial results and measures as of and for the quarters ended September 30, 2020 and 2019.

	As of and for the Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2020	2019
Net (Loss) Income	$(19,824)	$12,300
Average Assets	5,311,386	4,620,531
Average Shareholders’ Equity	529,857	491,750
Return on Average Assets	(1.48)%	1.06%
Return on Average Equity	(14.88)	9.92
Return on Average Tangible Equity(1)	12.56	15.57
Efficiency Ratio(1)	55.37	50.46
Equity to Assets Ratio (end of period)	9.36	10.71
Tangible Common Equity Ratio (end of period)(1)	7.82	8.21
Book Value per Share	$31.00	$30.77
Tangible Book Value per Share(1)	25.45	22.93
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

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$3,576,642	$38,727	4.31%	$3,526,149	$49,712	5.59%
Taxable investment securities	864,864	4,574	2.10	471,180	3,376	2.84
Tax-exempt investment securities (2)(4)	405,517	2,968	2.91	200,533	1,765	3.49
Total securities held for investment (2)	1,270,381	7,542	2.36	671,713	5,141	3.04
Other	88,152	29	0.13	17,609	130	2.93
Total interest earning assets (2)	$4,935,175	$46,298	3.73%	$4,215,471	$54,983	5.17%
Other assets	376,211			405,060
Total assets	$5,311,386			$4,620,531

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,174,033	$1,049	0.36%	$877,470	$1,398	0.63%
Money market deposits	847,059	622	0.29	809,264	1,904	0.93
Savings deposits	473,000	351	0.30	392,298	463	0.47
Time deposits	931,655	3,274	1.40	939,480	4,473	1.89
Total interest bearing deposits	3,425,747	5,296	0.62	3,018,512	8,238	1.08
Short-term borrowings	165,840	175	0.42	139,458	522	1.49
Long-term debt	231,406	1,874	3.22	249,226	2,058	3.28
Total borrowed funds	397,246	2,049	2.05	388,684	2,580	2.63
Total interest bearing liabilities	$3,822,993	$7,345	0.76%	$3,407,196	$10,818	1.26%

Noninterest bearing deposits	891,425			674,003
Other liabilities	67,111			47,582
Shareholders’ equity	529,857			491,750
Total liabilities and shareholders’ equity	$5,311,386			$4,620,531
Net interest income (2)		$38,953			$44,165
Net interest spread(2)			2.97%			3.91%
Net interest margin(2)			3.14%			4.15%

Total deposits(5)	$4,317,172	$5,296	0.49%	$3,692,515	$8,238	0.89%
Cost of funds(6)			0.62%			1.05%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $1.1 million and $(353) thousand for the three months ended September 30, 2020 and September 30, 2019, respectively. Loan purchase discount accretion was $1.9 million and $7.2 million for the three months ended September 30, 2020 and September 30, 2019, respectively. Tax equivalent adjustments were $536 thousand and $543 thousand for the three months ended September 30, 2020 and September 30, 2019, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $608 thousand and $364 thousand for the three months ended September 30, 2020 and September 30, 2019, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended September 30,
	2020 Compared to 2019 Change due to
	Volume	Yield/Cost	Net
(in thousands)
Increase (decrease) in interest income:
Loans, including fees (1)	$688	$(11,673)	$(10,985)
Taxable investment securities	2,249	(1,051)	1,198
Tax-exempt investment securities (1)	1,537	(334)	1,203
Total securities held for investment (1)	3,786	(1,385)	2,401
Other	119	(220)	(101)
Change in interest income (1)	4,593	(13,278)	(8,685)
Increase (decrease) in interest expense:
Interest checking deposits	372	(721)	(349)
Money market deposits	84	(1,366)	(1,282)
Savings deposits	81	(193)	(112)
Time deposits	(37)	(1,162)	(1,199)
Total interest-bearing deposits	500	(3,442)	(2,942)
Short-term borrowings	84	(431)	(347)
Long-term debt	(146)	(38)	(184)
Total borrowed funds	(62)	(469)	(531)
Change in interest expense	438	(3,911)	(3,473)
Change in net interest income	$4,155	$(9,367)	$(5,212)
Percentage (decrease) increase in net interest income over prior period			(11.8)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Net interest income of $37.8 million for the third quarter of 2020 was down $5.4 million, or 12.6%, from $43.3 million for the third quarter of 2019, due primarily to net interest margin compression, which was only slightly offset by larger volumes of interest earning assets. The primary drivers of the decrease in net interest income was a decrease in interest income of $8.9 million, or 16.5%, offset in part by a decline in interest expense of $3.5 million, or 32.1%. The decline in interest income was primarily a result of a decline of $11.0 million in interest income from loans. Partially offsetting this decline was an increase in the interest income earned from investment securities, which was $6.9 million for the third quarter of 2020, up $2.2 million from the third quarter of 2019 due to an increased volume of securities, which was a result of the Company's investment of net deposit inflows. The contributing factors for the decrease in interest expense was a decrease of $2.9 million in interest expense on interest-bearing deposits due to lower costs incurred on such deposits that more than offset the increase in the volume of deposits from PPP loan proceeds that were generally deposited into customer accounts at the Bank, coupled with a decrease in the interest expense on borrowed funds of $0.5 million. Loan purchase discount accretion added $1.9 million to net interest income in the third quarter of 2020 as compared to $7.2 million in the third quarter of 2019. Net fee accretion for PPP loans for the third quarter of 2020 was $1.3 million, compared to none in the third quarter of 2019.
The tax equivalent net interest margin for the third quarter of 2020 was 3.14%, or 101 basis points lower than the tax equivalent net interest margin of 4.15% for the third quarter of 2019. The yield on loans decreased 128 basis points, approximately 18 basis points of which was attributable to PPP loans, which have a coupon rate of 1%. The tax equivalent yield on investment securities decreased by 68 basis points. Combined, the resulting yield on interest-earning assets for the third quarter of 2020 was 144 basis points lower than the third quarter of 2019. The cost of interest-bearing deposits decreased 46 basis points, while the average cost of borrowings was lower by 58 basis points for the third quarter of 2020, compared to the third quarter of 2019. The FRB decreased the target federal funds interest rate by 25 basis points in each of August, September and October 2019, and an additional 150 basis points in March 2020 in response to the COVID-19 pandemic which contributed to the decreasing interest rates in the third quarter 2020 as compared to the third quarter 2019. These decreases impact the comparability of net interest income and net interest margin between 2019 and 2020.

Credit Loss Expense
During the third quarter of 2020, we recorded credit loss expense of $5.0 million, an increase of $0.7 million, or 17.1%, from $4.3 million for the third quarter of 2019. The increased credit loss expense in the third quarter of 2020 was attributable to changes in the economic forecast and changes to modeling assumptions. In addition, upon the Company's adoption of the CECL accounting guidance on January 1, 2020, the methodology for estimating the total amount of the credit loss expense changed. Specifically, for the third quarter of 2020, we utilized the current expected credit loss methodology, as compared to incurred loss methodology that was utilized in the prior year comparable period. The total amount of net loans charged off in the third quarter of 2020 was higher at $1.8 million, as compared to $1.4 million in the third quarter of 2019.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
(dollars in thousands)
Investment services and trust activities	$2,361	$2,339	$22	0.9%
Service charges and fees	1,491	2,068	(577)	(27.9)
Card revenue	1,600	1,655	(55)	(3.3)
Loan revenue	3,252	991	2,261	228.2
Bank-owned life insurance	530	514	16	3.1
Investment securities gains, net	106	23	83	360.9
Other	230	414	(184)	(44.4)
Total noninterest income	$9,570	$8,004	$1,566	19.6%
Total noninterest income for the third quarter of 2020 increased $1.6 million, or 19.6%, to $9.6 million from $8.0 million in the third quarter of 2019. The most notable increase in noninterest income was an increase of $2.3 million in loan revenue, which was driven by increased volume in origination of home mortgage loans as a result of the low interest rate environment. Slightly offsetting the increase in loan revenue was a decrease of $0.5 million in overdraft fees, included in service charges and fees, in the third quarter of 2020 as compared to the same period in 2019, which reflected lower customer overdraft activity coupled with increased waivers of such fees.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
(dollars in thousands)
Compensation and employee benefits	$16,460	$17,426	$(966)	(5.5)%
Occupancy expense of premises, net	2,278	2,294	(16)	(0.7)
Equipment	1,935	2,181	(246)	(11.3)
Legal and professional	1,184	1,996	(812)	(40.7)
Data processing	1,308	1,234	74	6.0
Marketing	857	1,167	(310)	(26.6)
Amortization of intangibles	1,631	2,583	(952)	(36.9)
FDIC insurance	470	(42)	512	(1,219.0)
Communications	428	489	(61)	(12.5)
Foreclosed assets, net	13	265	(252)	(95.1)
Other	1,875	1,849	26	1.4
Total core noninterest expense	$28,439	$31,442	$(3,003)	(9.6)%
Goodwill impairment	31,500	—	31,500	100.0
Total noninterest expense	$59,939	$31,442	$28,497	90.6%

The following table shows the impact of merger-related expenses to the various components of noninterest expense for the periods indicated:

	Three Months Ended September 30,
Merger-related expenses:	2020	2019
(dollars in thousands)
Compensation and employee benefits	$—	$1,584
Legal and professional	—	163
Data processing	—	567
Other	—	233
Total impact of merger-related expenses to noninterest expense	$—	$2,547
Noninterest expense for the third quarter of 2020 was $59.9 million, an increase of $28.5 million, or 90.6%, from $31.4 million for the third quarter of 2019. The increase in noninterest expense was primarily due to a $31.5 million goodwill impairment charge. Excluding the goodwill impairment charge, core noninterest expense decreased $3.0 million, or 9.6%, primarily as a result of the decline in merger-related expenses that were incurred in the third quarter of 2019 from the acquisition of ATBancorp that was completed on May 1, 2019.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was (12.9)% for the third quarter of 2020, as compared to the effective tax rate of 20.9% for the third quarter of 2019. Excluding non-deductible goodwill impairment, the effective income tax rate in the third quarter of 2020 was 16.3%, reflecting benefits related to general business and renewable energy tax credits and tax exempt interest. Excluding the non-deductible goodwill impairment, the effective tax rate for the full year of 2020 is currently expected to be in the range of 14-16%. See Note 11. Income Taxes for additional information.

Comparison of Operating Results for the Nine Months Ended September 30, 2020 and September 30, 2019
Summary
On May 1, 2019, we completed the acquisition of ATBancorp. The effects of this acquisition are one of the primary causes of the stated changes in our operating results for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, unless otherwise noted.
For the nine months ended September 30, 2020, we incurred a net loss of $10.1 million, which was a decrease of $40.3 million from net income of $30.3 million for the nine months ended September 30, 2019. The decrease in net income was due primarily to an increase of $36.9 million, or 45.5% in noninterest expense, coupled with an increase of $24.8 million in credit loss expense. Noninterest expense increased primarily as a result of the $31.5 million goodwill impairment that was recorded in the third quarter of 2020. The increase in credit loss expense reflects the Company's adoption of CECL on January 1, 2020, combined with the impact that the COVID-19 pandemic has had on current and forecasted economic conditions for the U.S. and our regional economies, as well as changes in our modeling assumptions. Offsetting these amounts was a $9.9 million, or 9.5%, increase in net interest income, a $5.8 million, or 26.0%, increase in noninterest income, in addition to a decrease in income tax expense of $5.7 million between the two comparable periods. Both basic and diluted loss per common share for the nine months ended September 30, 2020 were $0.63 as compared with basic and diluted earnings per common share of $2.10 and $2.09 respectively for the nine months ended September 30, 2019. Excluding the goodwill impairment, core earnings for the nine months ended September 30, 2020 were lower at $21.4 million, or $1.33 per diluted common share (a non-GAAP financial measure - see "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalent), compared to $30.3 million for the nine months ended September 30, 2019. Our annualized return on average shareholders' equity was (2.60)% for the nine months ended September 30, 2020 compared with 9.37% for the nine months ended September 30, 2019. Our annualized return on average tangible equity was 8.58% for the nine months ended September 30, 2020 compared with 13.48% for the nine months ended September 30, 2019 (a non-GAAP financial measure - see "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalent).

The following table presents selected financial results and measures as of and for the nine months ended September 30, 2020 and 2019.

	As of and for the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2020	2019
Net (Loss) Income	$(10,087)	$30,259
Average Assets	5,027,692	4,054,731
Average Shareholders’ Equity	518,796	431,907
Return on Average Assets	(0.27)%	1.00%
Return on Average Equity	(2.60)	9.37
Return on Average Tangible Equity(1)	8.58	13.48
Efficiency Ratio (1)	55.95	55.45
Equity to Assets Ratio (end of period)	9.36	10.71
Tangible Common Equity Ratio (end of period)(1)	7.82	8.21
Book Value per Share	$31.00	$30.77
Tangible Book Value per Share(1)	25.45	22.93
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

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,548,968	$121,957	4.59%	$3,043,772	$119,519	5.25%
Taxable investment securities	721,266	12,937	2.40	448,407	9,592	2.86
Tax-exempt investment securities (2)(4)	305,514	7,215	3.15	201,908	5,331	3.53
Total securities held for investment (2)	1,026,780	20,152	2.62	650,315	14,923	3.07
Other	70,983	233	0.44	18,951	335	2.36
Total interest-earning assets (2)	$4,646,731	$142,342	4.09%	$3,713,038	$134,777	4.85%
Other assets	380,961			341,693
Total assets	$5,027,692			$4,054,731

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,052,816	$3,477	0.44%	$766,343	$3,329	0.58%
Money market deposits	814,669	3,152	0.52	760,115	5,729	1.01
Savings deposits	435,612	1,107	0.34	309,270	703	0.30
Time deposits	973,044	11,918	1.64	847,077	11,915	1.88
Total interest-bearing deposits	3,276,141	19,654	0.80	2,682,805	21,676	1.08
Short-term borrowings	149,041	772	0.69	124,433	1,479	1.59
Long-term debt	219,455	4,964	3.02	219,553	5,194	3.16
Total borrowed funds	368,496	5,736	2.08	343,986	6,673	2.59
Total interest-bearing liabilities	$3,644,637	$25,390	0.93%	$3,026,791	$28,349	1.25%

Noninterest bearing deposits	805,641			557,708
Other liabilities	58,618			38,325
Shareholders' equity	518,796			431,907
Total liabilities and shareholders' equity	$5,027,692			$4,054,731
Net interest income (2)		$116,952			$106,428
Net interest spread(2)			3.16%			3.60%
Net interest margin (2)			3.36%			3.83%

Total deposits(5)	$4,081,782	$19,654	0.64%	$3,240,513	$21,676	0.89%
Cost of funds(6)			0.76%			1.06%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $1.8 million and $(670) thousand for the nine months ended September 30, 2020 and September 30, 2019, respectively. Loan purchase discount accretion was $7.6 million and $10.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Tax equivalent adjustments were $1.5 million and $1.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.5 million and $1.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The federal statutory tax rate utilized was 21%.

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

	Nine Months Ended September 30,
	2020 Compared to 2019 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$18,502	$(16,064)	$2,438
Taxable investment securities	5,088	(1,743)	3,345
Tax-exempt investment securities(1)	2,507	(623)	1,884
Total securities held for investment(1)	7,595	(2,366)	5,229
Other	341	(443)	(102)
Change in interest income (1)	26,438	(18,873)	7,565
Increase (decrease) in interest expense:
Interest checking deposits	1,066	(918)	148
Money market deposits	386	(2,963)	(2,577)
Savings deposits	304	100	404
Time deposits	1,640	(1,637)	3
Total interest-bearing deposits	3,396	(5,418)	(2,022)
Short-term borrowings	251	(958)	(707)
Long-term debt	(2)	(228)	(230)
Total borrowed funds	249	(1,186)	(937)
Change in interest expense	3,645	(6,604)	(2,959)
Change in net interest income	$22,793	$(12,269)	$10,524
Percentage increase in net interest income over prior period			9.9%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our net interest income for the nine months ended September 30, 2020, was $113.9 million, up $9.9 million, or 9.5%, from $104.1 million for the nine months ended September 30, 2019, as larger volumes of interest earning assets more than offset net interest margin compression. The primary drivers of the increase in net interest income were an increase in interest income of $6.9 million, or 5.2%, and a decrease of $3.0 million, or 10.4%, in interest expense. The increase in interest income was primarily a result of a $4.8 million, or 35.0%, increase in interest income earned from investment securities, coupled with increased loan interest income, which rose $2.2 million, or 1.8%, for the first nine months of 2020 compared to the first nine months of 2019. Interest expense declined primarily as a result of the $2.0 million, or 9.3%, decline in interest expense on interest-bearing deposits for the first nine months of 2020 compared to the first nine months of 2019 due to lower costs incurred on such deposits that more than offset the increase in the volume of deposits from PPP loan proceeds that were generally deposited into customer accounts at the Bank. Loan purchase discount accretion added $7.6 million to net interest income for the nine months ended September 30, 2020 as compared to $10.0 million for the nine months ended September 30, 2019. Net fee accretion for PPP loans for the nine months ended September 30, 2020 was $2.3 million, compared to none in the nine months ended September 30, 2019.
The tax equivalent net interest margin for the nine months ended September 30, 2020 was 3.36%, or 47 basis points lower than the tax equivalent net interest margin of 3.83% for the nine months ended September 30, 2019. The yield on loans decreased 66 basis points, approximately 5 basis points of which was attributable to PPP loans, which have a coupon rate of 1%. The tax equivalent yield on investment securities decreased by 45 basis points. Combined, the resulting yield on interest-earning assets for the nine months ended September 30, 2020 was 76 basis points lower than the nine months ended September 30, 2019. The cost of interest-bearing deposits decreased 28 basis points, while the average cost of borrowings was lower by 51 basis points for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The FRB decreased the target federal funds interest rate by a total of 25 basis points in each of August, September and October of 2019, and an additional 150 basis points in March 2020 in response to the COVID-19 pandemic, which contributed to the decreasing interest rates for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. These decreases impact the comparability of net interest income and net interest margin between 2019 and 2020.
Credit Loss Expense
We recorded credit loss expense of $31.4 million in the first nine months of 2020, an increase of $24.8 million, or 379.1%, from $6.6 million for the same period of 2019. Our credit loss expense reflected the impact of the COVID-19 pandemic on current and forecasted economic conditions for the U.S. and our regional economies, in addition to changes to modeling assumptions.

In addition, upon the Company's adoption of the CECL accounting guidance on January 1, 2020, the methodology for estimating the total amount of the credit loss expense changed. Specifically, for the first nine months of 2020, we utilized the current expected credit loss methodology, as compared to incurred loss methodology that was utilized in the prior year comparable period. The total amount of net loans charged off in the first nine months of 2020 was higher at $4.9 million, as compared to $4.3 million in the first nine months of 2019.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Investment services and trust activities	$7,114	$5,619	$1,495	26.6%
Service charges and fees	4,607	5,380	(773)	(14.4)
Card revenue	4,202	4,452	(250)	(5.6)
Loan revenue	6,285	2,032	4,253	209.3
Bank-owned life insurance	1,685	1,376	309	22.5
Insurance commissions	—	734	(734)	(100.0)
Investment securities gains, net	154	72	82	113.9
Other	3,947	2,545	1,402	55.1
Total noninterest income	$27,994	$22,210	$5,784	26.0%
Total noninterest income for the first nine months of 2020 increased $5.8 million, or 26.0%, to $28.0 million from $22.2 million during the same period of 2019. This increase was due primarily to an increase in loan revenue of $4.3 million, which was primarily driven by increased volume in originations of home mortgage loans as a result of the low interest rate environment, coupled with an increase in income from our commercial loan back-to-back swap program of $2.4 million, as recorded in the 'Other' noninterest income. In addition, the increase in noninterest income was also attributable to the additional fee income earned as a result of the acquisition of ATBancorp, which is reflected within the $1.5 million increase in investment services and trust activities. Partially offsetting these increases was a decrease of $1.1 million from a pre-tax gain that was recognized from the sale of sale of MidWestOne Insurance Services, Inc. assets during the first nine months of 2019 and was recorded in 'Other' noninterest income. In addition, also offsetting in part the identified increases was a decrease of $0.7 million in insurance commissions as a result of the sale of MidWestOne Insurance Services, Inc. in 2019, and a decrease of $0.7 million in overdraft fees, which reflected lower customer overdraft activity coupled with increased waivers of such fees and are recorded within service charges and fees. Further, there was a decrease of $0.4 million in the mortgage servicing rights fair value adjustment, which is recorded in 'Loan revenue' in noninterest income, during the first nine months of 2020 as compared to the same period in 2019.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019	$ Change	% Change
Compensation and employee benefits	$48,759	$46,414	$2,345	5.1%
Occupancy expense of premises, net	6,872	6,300	572	9.1
Equipment	5,825	5,466	359	6.6
Legal and professional	4,101	6,252	(2,151)	(34.4)
Data processing	3,902	3,087	815	26.4
Marketing	2,829	2,642	187	7.1
Amortization of intangibles	5,407	3,965	1,442	36.4
FDIC insurance	1,363	762	601	78.9
Communications	1,334	1,208	126	10.4
Foreclosed assets, net	185	407	(222)	(54.5)
Other	5,901	4,596	1,305	28.4
Total core noninterest expense	$86,478	$81,099	$5,379	6.6%
Goodwill impairment	31,500	—	31,500	100.0
Total noninterest expense	$117,978	$81,099	$36,879	45.5%

The following table shows the impact of merger-related expenses to the various components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Merger-related expenses:
Compensation and employee benefits	$—	$2,614
Equipment	7	—
Legal and professional	—	2,115
Data processing	44	812
Other	10	307
Total impact of merger-related expenses to noninterest expense	$61	$5,848
Noninterest expense for the nine months ended September 30, 2020 was $118.0 million, an increase of $36.9 million, or 45.5%, from $81.1 million for the nine months ended September 30, 2019. The increase in noninterest expense was due primarily to a $31.5 million goodwill impairment charge recognized as of September 30, 2020. Excluding the goodwill impairment charge, core noninterest expense increased $5.4 million, or 6.6%. The increase in core noninterest expense was due primarily to increases in compensation and employee benefits of $3.8 million due to the addition of employees resulting from the merger with ATBancorp, offset in part by an increase of $1.5 million in deferred compensation and employee benefits stemming from loan origination cost. In addition, the increase in core noninterest expense was also due to an increase of $1.4 million in the amortization of intangibles resulting from the merger with ATBancorp and an increase in 'Other' noninterest expense, which was primarily due to the recognition of $1.4 million of amortization expense related to the renewable energy tax credit. Offsetting these increases was a decrease in merger-related expenses, a primary contributing factor to the decline of $2.2 million in legal and professional expenses.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was (35.1)% for the first nine months of 2020, as compared to an effective tax rate of 21.7% for the first nine months of 2019. Excluding non-deductible goodwill impairment, the effective income tax rate for the first nine months of 2020 was 10.9%, reflecting benefits related to tax-exempt interest income, bank-owned life insurance, general business and renewable energy tax credits. Excluding the non-deductible goodwill impairment, the effective tax rate for the full year 2020 is currently expected to be in the range of 14-16%. See Note 11. Income Taxes for additional information.

FINANCIAL CONDITION
Following is a table that represents the major categories of the Company's balance sheet:

(dollars in thousands)	September 30, 2020	December 31, 2019	$ Change	% Change
ASSETS
Cash and cash equivalents	$134,862	$73,484	$61,378	83.5
Debt securities available for sale	1,366,344	785,977	580,367	73.8
Loans held for investment, net of unearned income	3,537,432	3,451,266	86,166	2.5
Allowance for credit losses	(58,500)	(29,079)	(29,421)	101.2
Total loans held for investment, net	3,478,932	3,422,187	56,745	1.7
Other assets	350,570	371,925	(21,355)	(5.7)
Total assets	$5,330,708	$4,653,573	$677,135	14.6
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$4,333,641	$3,728,655	$604,986	16.2
Total borrowings	429,374	371,009	58,365	15.7
Other liabilities	68,612	44,927	23,685	52.7
Total shareholders' equity	499,081	508,982	(9,901)	(1.9)
Total liabilities and shareholders' equity	$5,330,708	$4,653,573	$677,135	14.6

Debt Securities Available for Sale
Debt securities totaled $1.4 billion at September 30, 2020, or 25.6% of total assets, an increase of $580.4 million from $786.0 million, or 16.9% of total assets, as of December 31, 2019, due to the Company's investment of net deposit inflows. As of

September 30, 2020, the portfolio consisted mainly of MBS and CMOs (37.4%), obligations of states and political subdivisions (37.4%), and corporate debt securities (25.2%). No debt securities were classified as HTM at September 30, 2020 or December 31, 2019.
Loans
The composition of loans held for investment, net of unearned income was as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural
PPP Loans	$2,045	0.1%	$—	—%
Non-PPP loans	127,408	3.6	140,446	4.1
Commercial and industrial
PPP Loans	329,658	9.3	—	—
Non-PPP loans	773,444	21.9	835,236	24.2
Commercial real estate:
Construction and development	191,423	5.4	298,077	8.6
Farmland	152,362	4.2	181,885	5.3
Multifamily	235,241	6.7	227,407	6.6
Commercial real estate-other	1,128,009	31.9	1,107,490	32.1
Total commercial real estate	1,707,035	48.2	1,814,859	52.6
Residential real estate:
One- to four-family first liens	371,390	10.5	407,418	11.8
One- to four-family junior liens	150,180	4.2	170,381	4.9
Total residential real estate	521,570	14.7	577,799	16.7
Consumer	76,272	2.2	82,926	2.4
Loans held for investment, net of unearned income	$3,537,432	100.0%	$3,451,266	100.0%
Loans held for investment, net of unearned income increased $86.2 million, or 2.5%, from a balance of $3.45 billion at December 31, 2019, to $3.54 billion at September 30, 2020 primarily as a result of the Company's participation in the PPP, offset in part by the continued pay downs on loans held for investment. As of September 30, 2020, the amortized cost basis of PPP loans was $331.7 million, and the unamortized net fees were $8.1 million. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Deposits
The composition of deposits was as follows:

	As of September 30, 2020		As of December 31, 2019
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$864,504	19.9%	$662,209	17.8%
Interest checking deposits	1,230,146	28.5%	962,830	25.7%
Money market deposits	871,336	20.1%	763,028	20.5%
Savings deposits	486,876	11.2%	387,142	10.4%
Time deposits under $250,000	617,229	14.2%	682,232	18.3%
Time deposits of $250,000 or more	263,550	6.1%	271,214	7.3%
Total deposits	$4,333,641	100.0%	$3,728,655	100.0%
Deposits increased $605.0 million from December 31, 2019, or 16.2%. The origination of PPP loans during the second and third quarters of 2020 resulted in an increase in total deposits, as PPP loan proceeds were generally deposited into customer accounts at the Bank. Approximately 79.3% of our total deposits were considered “core” deposits as of September 30, 2020, compared to 74.2% at December 31, 2019. We consider core deposits to be the total of all deposits other than certificates of deposit and brokered money market deposits. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Goodwill and Other Intangible Assets

Goodwill was $62.5 million as of September 30, 2020, a decrease of $29.4 million, or 32.0%, from $91.9 million at December 31, 2019 due primarily to the $31.5 goodwill impairment that was recorded in the third quarter of 2020. Other intangible assets were $26.8 million, a decrease of $5.4 million, or 16.8%, from $32.2 million at December 31, 2019 due to the additional amortization of these assets.

Short-Term Borrowings
Federal funds purchased - The Bank purchases federal funds for short-term funding needs from correspondent and regional banks. As of September 30, 2020 and December 31, 2019, the Bank had no federal funds purchased.
Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase rose $66.6 million, or 56.8%, to $183.9 million as of September 30, 2020, compared with $117.2 million as of December 31, 2019. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts.
Federal Home Loan Bank Advances - The Bank utilizes FHLB short-term advances for short-term funding needs. The Company had no short-term advances as of September 30, 2020, compared with $22.1 million as of December 31, 2019, a decrease of $22.1 million.
Line of Credit - The Bank entered into a credit agreement with a correspondent bank under which the Company is able to borrow up to $10.0 million from an unsecured revolving credit facility. The Company had nothing outstanding under this revolving credit facility as of both September 30, 2020 and December 31, 2019.
See Note 9. Short-Term Borrowings to our unaudited consolidated financial statements for additional information related to short-term borrowings.
Long-Term Debt
Finance Lease Payable - The Company has one existing finance lease for a branch location, with a present value liability balance of $1.1 million as of September 30, 2020, substantially unchanged from December 31, 2019.
Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $41.7 million as of September 30, 2020, substantially unchanged from December 31, 2019.
Subordinated Debentures - On May 1, 2019, the Company assumed $10.9 million in aggregate principal amount of subordinated debentures as a result of the merger with ATBancorp. In addition, on July 28, 2020, the Company completed the private placement offering of $65.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. As a result of the offering, the balance of subordinated debentures increased to $74.7 million as of September 30, 2020, as compared to $10.9 million at December 31, 2019.
Federal Home Loan Bank Borrowings - FHLB borrowings totaled $101.2 million as of September 30, 2020, compared with $145.7 million as of December 31, 2019, a decrease of $44.5 million, or 30.5%, due to maturities of FHLB advances. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk.
Other Long-Term Debt - On April 30, 2019, the Company entered into a $35.0 million unsecured note in connection with the ATBancorp acquisition, $26.8 million of which was outstanding at September 30, 2020, as compared to $32.3 million outstanding at December 31, 2019.
See Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to long-term debt.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of receivable at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total

Agricultural	$2,787	$—	$2,787	$2,894	$—	$2,894
Commercial and industrial	8,725	5	8,730	13,276	—	13,276
Commercial real estate:
Construction and development	1,387	—	1,387	1,494	—	1,494
Farmland	13,693	—	13,693	10,402	—	10,402
Multifamily	—	—	—	—	—	—
Commercial real estate-other	9,783	—	9,783	10,141	—	10,141
Total commercial real estate	24,863	—	24,863	22,037	—	22,037
Residential real estate:
One- to four- family first liens	1,999	2,588	4,587	2,557	99	2,656
One- to four- family junior liens	552	—	552	513	25	538
Total residential real estate	2,551	2,588	5,139	3,070	124	3,194
Consumer	145	—	145	206	12	218
Total (1)	$39,071	$2,593	$41,664	$41,483	$136	$41,619
(1) Starting in the second quarter of 2020, performing troubled debt restructured loans held for investment are no longer included in nonperforming assets. Prior period information has been adjusted to exclude these loans.

The following table sets forth information on our nonperforming assets and performing TDRs at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
(in thousands)
Nonaccrual loans held for investment	$39,071	$41,483
Accruing loans contractually past due 90 days or more	2,593	136
Foreclosed assets, net	724	3,706
Total nonperforming assets (1)	42,388	45,325

Nonperforming assets ratio (2)	1.20%	1.31%

Performing troubled debt restructured loans held for investment	$2,355	$4,372

(1) Starting in the second quarter of 2020, performing troubled debt restructured loans held for investment are no longer included in nonperforming assets. Prior period information has been adjusted to exclude these loans.

(2) Nonperforming assets ratio is calculated as total nonperforming assets divided by the sum of loans held for investment, net of unearned income and foreclosed assets, net at the end of the period.

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
When a loan officer originates a new loan, based upon proper loan authorization, he or she documents the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. The Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Loan policy requires all credit relationships with total exposure of $5.0 million or more, as determined semi-annually as of month-end December and June, to be reviewed no less than annually. In addition, all classified (loan grades 6 through 8) and watch (loan grade 5) rated credits over $1.0 million are to be reviewed no less than annually. The individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current and anticipated performance of the loan. The results of such reviews are presented to both executive management and the audit committee of the Company's board of directors.
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
Loan Modifications
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

During the nine months ended September 30, 2020, the Company modified twelve loans that were considered TDRs due to granting a concession to a borrower experiencing financial difficulties.
Refer above to the "COVID-19 Update" section for details pertaining to the modifications that were a result of COVID-19 that were not deemed to be TDRs.
Allowance for Credit Losses
CECL Adoption and ACL Framework: The framework requires that management's estimate reflects credit losses over the full remaining expected life of each credit, which includes the acquired loan portfolio that was previously excluded, and considers expected future changes in macroeconomic conditions. The adoption resulted in the recognition on January 1, 2020 of cumulative effect adjustments of $4.0 million related to the allowance for credit losses for loans and $3.4 million related to the liability for off-balance sheet credit exposures. See Note 2. Effect of New Financial Accounting Standards for additional information on the Company's adoption of CECL.
Actual Results: Our ACL as of September 30, 2020 was $58.5 million, which was 1.65% of loans held for investment, net of unearned income, as of that date. This compares with an ACL of $29.1 million as of December 31, 2019, which was 0.84% of loans held for investment, net of unearned income, as of that date. The ACL at September 30, 2020 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA. When adjusted for the impact of PPP loans, the ratio of the ACL as a percentage of loans held for investment, net of unearned income as of September 30, 2020 was 1.82% (a non-GAAP financial measure - see "Non-GAAP Financial Measures"). The increase in the ACL is due in part to the adoption of the CECL accounting guidance, which included the one-time cumulative effect adjustment previously described. The increase in the ACL also reflects changes in current and forecasted conditions due to the COVID-19 pandemic, as well as changes to modeling assumptions. The liability for off-balance sheet credit exposures totaled $4.5 million as of September 30, 2020 and is included in 'Other liabilities' on the balance sheet.
The Company recorded credit loss expense related to loans of $30.3 million for the nine months ended September 30, 2020 as compared to $6.6 million for the nine months ended September 30, 2019. Gross charge-offs for the first nine months of 2020 totaled $5.8 million, while there were $0.9 million in recoveries of previously charged-off loans. The ratio of annualized net loan charge offs to average loans for the first nine months of 2020 was 0.18% compared to 0.23% for the year ended December 31, 2019. As of September 30, 2020, the ACL was 140.4% of nonperforming loans compared with 69.9% as of December 31, 2019. This increase in the ratio of the ACL to nonperforming loans was due to an increased provision that was driven by the deterioration in current and forecasted economic conditions, largely as a result of the COVID-19 pandemic.
Economic Forecast:At September 30, 2020, the economic forecast used by the Company showed a decline in Midwest unemployment over the next four forecasted quarters; increases in national retail sales over the next three forecasted quarters, with a decline in the fourth quarter; decreases in the CRE index over the next two forecasted quarters, with improvements beginning in the third quarter; increases in U.S. GDP over the next three forecasted quarters, with a decline in the fourth quarter; decreases in the national home price index over the next three forecasted quarters, with improvements beginning in the fourth quarter; and a decline in the U.S. rental vacancy rate through the second forecasted quarter, with an improvement in the third forecasted quarter, and then a decline beginning in the fourth forecasted quarter. These loss drivers saw improvements when compared to the prior quarter, however are consistently worse when compared to recent historical trends over the past several years, largely as a result of the COVID-19 pandemic.
Loan Policy: We review all nonaccrual loans greater than $250,000 individually on a quarterly basis to estimate the appropriate allowance due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At September 30, 2020, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status.
Based on the inherent risk in the loan portfolio, management believed that as of September 30, 2020, the ACL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary.

See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Capital Resources
Shareholder's Equity
Total shareholders’ equity was $499.1 million as of September 30, 2020, compared to $509.0 million as of December 31, 2019, a decrease of $9.9 million, or 1.9%. This decrease was primarily due to a decrease of $26.1 million in retained earnings. The decrease in retained earnings was due to a $5.4 million negative adjustment for the cumulative effect of change in accounting principle related to CECL, dividends paid of $10.6 million, and net loss of $10.1 million for the first nine months of 2020. Partially offsetting this decrease was an increase of $15.4 million in accumulated other comprehensive income, which was due to market value adjustments on investment securities AFS and changes in the cash flow hedge. In addition, there was a $1.8 million increase in treasury stock due to the repurchase of 95,340 shares of Company common stock at a cost of $2.6 million, partially offset by the issuance of 32,488 shares of Company common stock in connection with stock compensation plans during the first nine months of 2020. The total shareholders’ equity to total assets ratio was 9.36% at September 30, 2020, down from 10.94% at December 31, 2019. The tangible common equity ratio (a non-GAAP financial measure -see "Non-GAAP Financial Measures") was 7.82% at September 30, 2020, compared with 8.50% at December 31, 2019. Book value was $31.00 per share at September 30, 2020, a decrease from $31.49 per share at December 31, 2019. Tangible book value per share (a non-GAAP financial measure - see "Non-GAAP Financial Measures") was $25.45 at September 30, 2020, an increase from $23.81 per share at December 31, 2019.
Capital Adequacy
Our Tier 1 capital to risk-weighted assets ratio was 10.73% as of September 30, 2020 and was 10.47% as of December 31, 2019. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of September 30, 2020, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 13. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2020, May 15, 2020, and August 15, 2020 in the amounts of 48,066, 17,084, and 6,579 respectively. Additionally, during the first nine months of 2020, 37,005 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 4,517 shares were surrendered by grantees to satisfy tax requirements, and 1,396 unvested restricted stock units were forfeited.
Subsequent to September 30, 2020, the Company's board of directors authorized resuming repurchases under of the Company's share repurchase program. The Company previously announced the temporary suspension of its share repurchase program in light of market conditions associated with the COVID-19 pandemic.
Liquidity

Liquidity Management
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
We had liquid assets (cash and cash equivalents) of $134.9 million as of September 30, 2020, compared with $73.5 million as of December 31, 2019. Interest-bearing deposits in banks at September 30, 2020, were $55.4 million, an increase of $49.3 million from $6.1 million at December 31, 2019. Debt securities classified as AFS, totaling $1.4 billion and $786.0 million as of September 30, 2020 and December 31, 2019, respectively, could be sold to meet liquidity needs if necessary. Additionally, the Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary.
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
As of September 30, 2020, we had $26.8 million of long-term debt outstanding to an unaffiliated banking organization. We also have $41.7 million of indebtedness payable under junior subordinated notes issued to subsidiary trusts that issued trust preferred securities in pooled offerings, and $74.7 million payable under subordinated debentures. See Note 10. Long-Term Debt to our consolidated financial statements for additional information related to our long-term debt.
Dividends
Our ability to pay dividends to our shareholders is affected by both corporate law considerations and policies of the FRB applicable to bank holding companies. The FRB requires notification and must provide approval before any declaration and payment of a dividend can occur in a period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. Due to the impact of the goodwill impairment charge on our earnings during the third quarter of 2020, we were required to receive approval from the FRB, as described above, prior to declaring a dividend. Such approval was received from the FRB prior to the declaration of a cash dividend of $0.22 per share by the board of directors of the Company on October 28, 2020.
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

Non-GAAP Financial Measures
We disclose certain non-GAAP ratios, including return on average tangible equity, tangible common equity, tangible book value per share, tangible common equity ratio, net interest margin (tax equivalent), core net interest margin, efficiency ratio, core earnings, and adjusted allowance for credit losses ratio. Management believes these measures provide investors with useful information regarding the Company's profitability, financial condition and capital adequacy, consistent with how management evaluates the Company's financial performance.

The following tables provide a reconciliation of the non-GAAP measures to the most comparable GAAP equivalents for the dates or periods indicated:

	Three Months Ended		Nine Months Ended
Return on Average Tangible Equity	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(Dollars in thousands)
Net (loss) income	$(19,824)	$12,300	$(10,087)	$30,259
Intangible amortization, net of tax (1)	1,223	1,937	4,055	2,974
Goodwill impairment	31,500	—	31,500	—
Tangible net income	$12,899	$14,237	$25,468	$33,233

Average shareholders' equity	$529,857	$491,750	$518,796	$431,907
Average intangible assets, net	(121,306)	(128,963)	(122,518)	(102,224)
Average tangible equity	$408,551	$362,787	$396,278	$329,683

Return on average equity	(14.88)%	9.92%	(2.60)%	9.37%
Return on average tangible equity (2)	12.56%	15.57%	8.58%	13.48%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	September 30, 2020	December 31, 2019
(Dollars in thousands, except per share data)
Total shareholders’ equity	$499,081	$508,982
Intangible assets, net	(89,288)	(124,136)
Tangible common equity	$409,793	$384,846

Total assets	$5,330,708	$4,653,573
Intangible assets, net	(89,288)	(124,136)
Tangible assets	$5,241,420	$4,529,437

Book value per share	$31.00	$31.49
Tangible book value per share (1)	$25.45	$23.81
Shares outstanding	16,099,324	16,162,176

Equity to assets ratio	9.36%	10.94%
Tangible common equity ratio (2)	7.82%	8.50%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Nine Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(dollars in thousands)
Net interest income	$37,809	$43,258	$113,927	$104,066
Tax equivalent adjustments:
Loans (1)	536	543	1,540	1,262
Securities (1)	608	364	1,485	1,100
Net interest income, tax equivalent	$38,953	$44,165	$116,952	$106,428
Loan purchase discount accretion	(1,923)	(7,207)	(7,556)	(10,040)
Core net interest income	$37,030	$36,958	$109,396	$96,388

Net interest margin	3.05%	4.07%	3.27%	3.75%
Net interest margin, tax equivalent (2)	3.14%	4.15%	3.36%	3.83%
Core net interest margin (3)	2.99%	3.48%	3.14%	3.47%
Average interest earning assets	$4,935,175	$4,215,471	$4,646,731	$3,713,038

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended		Nine Months Ended
Efficiency Ratio	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(dollars in thousands)
Total noninterest expense	$59,939	$31,442	$117,978	$81,099
Amortization of intangibles	(1,631)	(2,583)	(5,407)	(3,965)
Merger-related expenses	—	(2,547)	(61)	(5,848)
Goodwill impairment	(31,500)	—	(31,500)	—
Noninterest expense used for efficiency ratio	$26,808	$26,312	$81,010	$71,286

Net interest income, tax equivalent(1)	$38,953	$44,165	$116,952	$106,428
Noninterest income	9,570	8,004	27,994	22,210
Investment security gains, net	(106)	(23)	(154)	(72)
Net revenues used for efficiency ratio	$48,417	$52,146	$144,792	$128,566

Efficiency ratio	55.37%	50.46%	55.95%	55.45%
(1) The federal statutory tax rate utilized was 21%.

	Three Months Ended		Nine Months Ended
Core Earnings	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(dollars in thousands, except per share data)
Net (loss) income	$(19,824)	$12,300	$(10,087)	$30,259
Goodwill impairment	31,500	—	31,500	—
Core earnings	$11,676	$12,300	$21,413	$30,259

Weighted average diluted common shares outstanding	16,099,324	16,214,562	16,111,591	14,444,732

Earnings (loss) per common share
Earnings per common share - diluted	$(1.23)	$0.76	$(0.63)	$2.09
Core earnings per common share - diluted(1)	$0.73	$0.76	$1.33	$2.09

(1) Core earnings divided by weighted average diluted common shares outstanding.

Adjusted Allowance for Credit Losses Ratio	September 30, 2020	December 31, 2019
(dollars in thousands)
Loans held for investment, net of unearned income	$3,537,432	$3,451,266
PPP loans	331,703	—
Adjusted loans held for investment, net of unearned income	$3,205,729	$3,451,266
Allowance for credit losses	$(58,500)	$(29,079)

Allowance for credit losses ratio	1.65%	0.84%
Adjusted allowance for credit losses ratio (1)	1.82%	0.84%

(1) Allowance for credit losses divided by adjusted loans held for investment, net of unearned income.

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
Net cash inflows from operating activities were $42.0 million in the first nine months of 2020, compared with $39.4 million in the first nine months of 2019.
Net cash outflows from investing activities were $630.3 million in the first nine months of 2020, compared to net cash inflows of $69.2 million in the comparable nine-month period of 2019. Investment securities transactions resulted in net cash outflows of $549.9 million the first nine months of 2020 compared to inflows of $27.6 million during the same period of 2019. Net cash outflows related to the net increase in loans were $81.9 million for the first nine months of 2020, compared with $4.0 million of net cash inflows for the same period of 2019.

Net cash inflows from financing activities in the first nine months of 2020 were $649.6 million, compared with net cash outflows of $67.5 million for the same period of 2019. Uses of cash in the first nine months of 2020 were highlighted by a net decrease of $50.0 million in long-term debt (excluding the net proceeds from the July 28, 2020 issuance of subordinated debt) and $10.6 million to pay dividends. Net cash provided by financing activities in the first nine months of 2020 were highlighted by a net increase of $63.8 million in proceeds received from the July 28, 2020 subordinated debt issuance, a net increase of $44.5 million in short-term borrowings, in addition to the largest financing cash inflow during the nine months ended September 30, 2020 of deposits, which increased $604.7 million.
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
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2020, the Bank had municipal securities with an approximate market value of $71.9 million pledged for liquidity purposes, and had a borrowing capacity of $67.9 million.

FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of September 30, 2020, the Bank had $101.2 million in outstanding FHLB borrowings, leaving $430.4 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

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

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2020.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be one of its more significant market risks. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. The interest rate scenarios used in such analysis may include gradual or rapid changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR). There has been no material change in the Company’s interest rate profile between September 30, 2020 and December 31, 2019. The mix of earning assets and interest-bearing liabilities has remained stable over the period.
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points (the effects of which are not meaningful as of September 30, 2020 in the current low interest rate environment), or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2020
Dollar change	N/A	N/A	$1,719	$2,029
Percent change	N/A	N/A	1.2%	1.4%
December 31, 2019
Dollar change	$1,302	$101	$(638)	$(2,354)
Percent change	0.9%	0.1%	(0.5)%	(1.7)%
As of September 30, 2020, 50.1% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 48.3% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Under the supervision and with the participation of certain members of our management, including our chief executive officer and chief financial officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2020. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report with respect to timely communication to them and other members of management responsible for preparing periodic reports of material information required to be disclosed in this report as it relates to the Company and our consolidated subsidiaries.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of new accounting standards related to the current expected credit loss methodology on our financial statements to facilitate its adoption on January 1, 2020. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

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

Currently, COVID-19 is spreading through the United States and the world. The spread of COVID-19 has caused severe disruptions in the U.S. economy at large, and for small businesses in particular, which has disrupted our operations. We are seeing the impact from COVID-19 on our business, and we believe that it will be significant, adverse and potentially material. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. We expect that we will experience significant disruptions across our business due to these effects, leading to decreased earnings and significant loan defaults and slowdowns in our loan collections. We expect increased unemployment and recessionary concerns will adversely affect loan originations in future periods.

The outbreak of COVID-19 has resulted in a decline in our clients’ businesses, a decrease in consumer confidence, an increase in unemployment and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government initially introduced a number of programs designed to soften the impact of COVID-19 on small businesses, the lack of additional programs may cause our borrowers to not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in or have exposure to the non-essential retail, restaurants, hotels, CRE-retail, and arts, entertainment, and gaming industries and are located in areas that are or were quarantined or under stay-at-home orders, and COVID-19 may also have an adverse effect on our commercial real estate and consumer loan portfolios. As COVID-19 cases have begun to surge in recent months any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations and could result in loan defaults.

The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the development and distribution of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.

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
•the modification of our business practices, including with respect to branch operations, employee travel, employee work locations, participation in meetings, events and conferences, and related changes for our vendors and other business partners;
•the disruption of our acquisition strategy due to the uncertainties created by the pandemic and challenges to our own business, which could limit or delay our future growth plans;
•increases in federal and state taxes as a result of the effects of the pandemic and stimulus programs on governmental budgets;
•an increase in FDIC premiums if the agency experiences additional resolution costs relating to bank failures; and
•other operational failures due to changes in our normal business practices because of the pandemic and governmental actions to contain it.

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

The U.S. government and banking regulators, including the FRB, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA referred to as the PPP. In addition to implementing the programs contemplated by the CARES Act, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

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

The COVID-19 pandemic has significantly affected the financial markets, and the FRB has taken a number of actions in response. In March 2020, the FRB dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the FRB reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability. The FRB also launched the Main Street Lending Program, which offers deferred interest on four-year loans to small and mid-sized businesses. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

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

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations.

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

The Company completed an interim goodwill assessment as of September 30, 2020, and based upon our interim assessment, we concluded that an impairment of goodwill existed. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in additional goodwill impairment charges. It is possible that the effects of COVID-19 could cause the occurrence of what management would deem to be subsequent triggering events that could, under certain circumstances, cause the Company to perform a goodwill or intangible asset impairment test and result in an additional impairment charge being recorded in that period. Any future goodwill impairment charge on the current goodwill balance, or future goodwill arising out of acquisitions that we are required to take, could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.

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

As of September 30, 2020, the total amount available to be repurchased under the Company’s current share repurchase program was $6.4 million. Subsequent to September 30, 2020, the Company's board of directors authorized resuming repurchases under of the Company's share repurchase program. The Company previously announced the temporary suspension of its share repurchase program in light of market conditions associated with the COVID-19 pandemic.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

4.1	Indenture, dated July 28, 2020, by and between MidWestOne Financial Group, Inc. and U.S. Bank National Association, as trustee	Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020

4.2	Forms of 5.75% Fixed-to-Floating Rate Subordinated Note due 2030 (included as Exhibit A-1 and Exhibit A-2 to the Indenture filed as Exhibit 4.1 hereto)	Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2020

10.1	Employment Agreement between MidWestOne Financial Group, Inc. and Len D. Devaisher, dated July 6, 2020	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2020

10.2	Form of Subordinated Note Purchase Agreement, dated July 28, 2020, by and among MidWestOne Financial Group, Inc. and the Purchasers	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 29, 2020

10.3	Form of Registration Rights Agreement, dated July 28, 2020, by and among MidWestOne Financial Group, Inc. and the Purchasers	Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on July 29, 2020

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.	Filed herewith
101.SCH	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Schema Document	Filed herewith

101.CAL	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	iXBRL (Inline eXtensible Business Reporting Language) Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 5, 2020	By:	/s/ CHARLES N. FUNK
Charles N. Funk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)