Form 10-K
period 2020-12-31
MidWestOne Financial Group, Inc.
filed 2021-03-11
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market of $20.00 on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $322.0 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 9, 2021, was 15,981,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc. to be held on April 29, 2021, to be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated in such part.

MIDWESTONE FINANCIAL GROUP, INC.
Annual Report on Form 10-K

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including “Item 1. Business,” “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” and “Item 8. Financial Statements and Supplemental Data.”

ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	FDIC	Federal Deposit Insurance Corporation
ACL	Allowance for Credit Losses (effective January 1, 2020)	FHLB	Federal Home Loan Bank
AFS	Available for Sale	FHLBC	Federal Home Loan Bank of Chicago
ALL	Allowance for Loan Losses (prior to January 1, 2020)	FHLBDM	Federal Home Loan Bank of Des Moines
AOCI	Accumulated Other Comprehensive Income	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNMA	Federal National Mortgage Association
ASU	Accounting Standards Update	FRB or Federal Reserve	Board of Governors of the Federal Reserve System
ATM	Automated Teller Machine	GAAP	U.S. Generally Accepted Accounting Principles
ATSB	American Trust & Savings Bank of Dubuque, Iowa	GLBA	Gramm-Leach-Bliley Act of 1999
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GNMA	Government National Mortgage Association
BHCA	Bank Holding Company Act of 1956, as amended	HTM	Held to Maturity
BOLI	Bank-Owned Life Insurance	ICS	Insured Cash Sweep
CAA	Consolidated Appropriations Act, 2021	LIBOR	The London Inter-bank Offered Rate
CARES Act	Coronavirus Aid, Relief and Economic Security Act	MBS	Mortgage-Backed Securities
CDARS	Certificate of Deposit Account Registry Service	PCD	Purchased Financial Assets with Credit Deterioration
CECL	Current Expected Credit Loss	PCI	Purchased Credit Impaired
CMO	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease 2019	PRSUs	Performance-Based Restricted Stock Unit Awards
CRA	Community Reinvestment Act	ROU	Right-of-Use
CRE	Commercial Real Estate	RPA	Credit Risk Participation Agreement
DCF	Discounted Cash Flow Method	RRE	Residential Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SBA	U.S. Small Business Administration
ECL	Expected Credit Losses	SEC	U.S. Securities and Exchange Commission
ESOP	Employee Stock Ownership Plan	TDR	Troubled Debt Restructuring
EVE	Economic Value of Equity	TRSUs	Time-Based Restricted Stock Unit Awards
FASB	Financial Accounting Standards Board

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
•government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the CARES Act and the Consolidated Appropriations Act, 2021;
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
•changes in and uncertainty related to benchmark interest rates used to price our loans and deposits, including the expected elimination of LIBOR and the adoption of a substitute;
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
•the effects of cyber-attacks;
•the imposition of tariffs or other domestic or international government policies impacting the value of agricultural or other products of our borrowers; and
•other factors and risks described under “Risk Factors” herein.

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
The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, debit cards, ATMs, and safe deposit boxes. The Bank offers its products and services primarily through its network of full-service banking offices, including 34 banking offices located throughout central and eastern Iowa, 12 banking offices located principally in the Minneapolis-St. Paul metropolitan area of Minnesota, 7 banking offices in western Wisconsin, one banking office in each of Naples and Fort Myers, Florida, and one banking office in Denver, Colorado. The Bank also has a trust department through which it offers services including the administration of estates, personal trusts, and conservatorships and the management of real property. Finally, the Bank’s investments services department offers financial planning, investment advisory, and retail securities brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
As of December 31, 2020, we had total assets of $5.56 billion, total loans, net of unearned income, of $3.48 billion, total deposits of $4.55 billion, and shareholders’ equity of $515.3 million.
Recent Developments
On May 1, 2019, the Company acquired ATBancorp, a bank holding company whose wholly-owned banking subsidiaries were ATSB and ABTW. The primary reasons for the acquisition were to expand the Company’s business into new markets and grow the size of the Company’s business. As consideration for the merger, we issued 4,117,536 shares of our common stock with a value of $116 million and paid cash in the amount of $34.8 million.
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
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $$63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030.
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
Lending Activities
General
We provide a range of commercial and retail lending services to businesses, individuals and government agencies. These credit activities include commercial and industrial loans, commercial and residential real estate loans, agricultural loans, and consumer loans.

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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2020, commercial and industrial loans comprised approximately 30.3% of our total loan portfolio.
Commercial Real Estate Loans
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. As of December 31, 2020, commercial real estate loans constituted approximately 49.8% of our total loan portfolio.
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction and development loans generally have a short term, such as one to two years. As of December 31, 2020, construction and development loans constituted approximately 5.2% of our total loan portfolio.
Farmland. We offer agricultural mortgage loans to our agricultural customers for the acquisition of real estate used in their business, generally farmland. As of December 31, 2020, farmland loans represented approximately 4.2% of our total loan portfolio.
Multifamily. We offer mortgage loans to real estate investors for the acquisition of multifamily (apartment) buildings. As of December 31, 2020, multifamily loans represented approximately 7.4% of our total loan portfolio.
Commercial real estate-other. We offer commercial mortgage loans for the acquisition of real estate used in the customer’s business, such as offices, warehouses, and production facilities. As of December 31, 2020, commercial real estate-other loans represented approximately 33.0% of our total loan portfolio.
Residential Real Estate Loans
Residential mortgage lending is a focal point for us and comprised approximately 14.3% of our total loan portfolio at December 31, 2020. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-

year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio and sell most long-term residential mortgage loans to other parties while retaining servicing rights on the majority of such loans. We also perform loan servicing activity for third parties on participations sold. At December 31, 2020, we serviced approximately $897.0 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
Agricultural Loans
Agricultural loans comprised approximately 3.3% of our total loan portfolio at December 31, 2020. Agricultural loans, most of which are secured by crops, livestock and machinery, are generally provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control, including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.
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
Consumer Lending
Our consumer lending department provides many types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2020, consumer loans comprised 2.3% of our total loan portfolio.
Other Products and Services
Deposit Products
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
Human Capital Resources
The Company is a regional community bank headquartered in Iowa City, Iowa, built on a long-standing tradition of engaging with employees and customers in the communities we serve through our workplace culture and operating principles. The Company employs approximately 780 employees, of which 90% are full-time employees and the remaining 10% are part-time employees. Our workforce is located in the following geographical regions: Iowa; the Minneapolis/St. Paul metropolitan area and its respective outer rim communities in Minnesota and northwest Wisconsin; southwest Wisconsin; Denver, Colorado; and southwest Florida. Our markets are comprised of metropolitan and rural areas alike, which results in a diversified customer base and workforce.

At heart, community banking is a relationship-driven business, and we deem our relationship with employees in all of our regions to be vital to our ongoing success. The Company’s core values were founded on effective employee recruitment and retention, a focus on customer care, a continual learning environment that encourages skill and career development for all levels of officers and staff, and a team-oriented culture with the highest degree of integrity. Internal colleagues and leaders recognize each other by sharing their success stories on our monthly all-company “One Call” and, additionally, through employee recognition that occurs each October at “Rally Day.” Our successes at building and sustaining a culture that celebrates employees is evidenced by MidWestOne’s recognition, for the past eight years, as a Top Workplace in Iowa and, in 2017 and 2020, on the Top Workplaces National Standards list for Minnesota. The Company was recently recognized as a 2021 Top Workplaces USA winner and also received an industry award as a Top Workplace in Financial Services. The Company has achieved these awards in part because we use and value ongoing feedback from our associates – to improve our work environment, and to position the Company as an employer of choice in all regions. As a participant in the Energage employee engagement survey, we have one of the highest employee participation rates of similarly-sized commercial banks across the nation, and our survey scores continue to improve throughout our footprint.

Recruitment and retention of top talent in our industry is a critical component to success in every aspect of our business. Building and maintaining a strong management team that drives and champions our culture across the organization requires strategies focused on employee engagement, career development, and effective succession planning for our key leaders. As MidWestOne prepares for the workforce of the future, we are mindful of the importance of diversity and inclusion as a core component of these efforts.

Accordingly, in 2020, we took steps to develop and formalize our diversity and inclusion strategies with the development of the R.I.S.E. (“Retention. Innovation. Support. Empowerment.”) Initiative. R.I.S.E. serves as an umbrella strategy that drives our commitment to achieving our workforce diversity initiatives, and it also provides a conceptual framework for our approach to the acquisition of new talent and our approach to embracing and realizing the full potential of our workforce. R.I.S.E. reflects the Company’s belief in and commitment to a diverse workforce, which we believe is also critical to allowing us to better understand, serve, and support our client base in the markets we serve. We also participate in the voluntary FDIC Diversity Self-Assessment and report our Affirmative Action Compliance Program results. As we build on our diversity and inclusion strategies in 2021, we plan to introduce and implement a variety of measures designed to further achieve our diversity and inclusion objectives, including, among other things, retention of a diversity consultant with expertise in building an organizational plan, designing and conducting employee and management awareness training, and continuing development of our women’s affinity group, which is focused on building leadership skills.

Similarly, the Company’s operating principle of “Learn Constantly So We Continually Improve” reflects our ongoing commitment to training and development opportunities for employees at all levels and in all regions. We leverage both formal and informal development programs to identify, cultivate, and retain a highly skilled workforce. In connection with MidWestOne’s “DayOne” onboarding program and our “Extraordinary Additions Day,” employees learn to take ownership of their career growth (which is supported by management at all stages), internal mentoring, and participation in a variety of internal and external learning opportunities. In addition to internal training, such as our “EDGE” service and customer experience programs, the Company commits resources to state association and graduate banking schools, business line external education, and offers funding to employees for certification coursework. Our internal development programs, including the MidWestOne Leadership Institute, peer-to-peer mentoring programs, and our Agricultural Banking internship and Management Training Program, represent our ongoing efforts to develop high-potential officers and staff. As we strive to fill our team with capable and experienced employees, advancement from within is encouraged and supported.

Further, the Company offers competitive base salaries and incentive compensation opportunities, based upon industry best practices and comparative data. Our compensation programs include product and service referral incentives, business line and management bonus plans, an employee stock ownership program, an equity incentive plan, and a profit-sharing company bonus program. At all levels, these programs are designed to attract and retain top talent and reward excellent performance, while also motivating key contributors to drive the Company’s financial performance objectives and achieve employee performance goals in a balanced, risk-based manner.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the SEC. The public may obtain copies of these reports and any amendments at the SEC’s Internet site, www.sec.gov.

Additionally, reports filed with the SEC can be obtained free of charge through our website at www.midwestone.com under “Investor Relations - SEC Filings”. These reports are made available through our website as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC. Information on, or accessible through, our website is not part of, or incorporated by reference in, this Annual Report on Form 10-K.

Supervision and Regulation
General
FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Iowa Division of Banking (the “Iowa Division”), the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with our insiders and affiliates and the payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. Then, in May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (“Regulatory Relief Act”) was enacted by Congress in part to provide regulatory relief for community banks and their holding companies. To that end, the law eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. We believe these reforms are favorable to our operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank, beginning with a discussion of the impact of the COVID-19 pandemic on the banking industry. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, have issued a steady stream of guidance responding to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the CRA for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site reviews.

Moreover, the Federal Reserve issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC also has acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.

Reference is made to the section “Economic and Market Risks” in “Item 1A. Risk Factors” and the section “COVID-19 Update” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information on the CARES Act, PPP and the Federal Reserve’s lending facilities and for discussions of the economic impact of the COVID-19 pandemic. In addition, information as to selected topics, such as the impact on capital requirements, dividend payments, reserves and CRA, is contained in the relevant sections of this Supervision and Regulation discussion provided below.

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

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets". The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rules. In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms in pertinent part, and, at the same time, promulgated rules effecting certain changes required by the Dodd-Frank Act. In contrast to capital requirements historically, which were in the form of guidelines, Basel III was released in the form of binding regulations by each of the regulatory agencies. The Basel III Rules increased the required quantity and quality of capital and required more detailed categories of risk weighting of riskier, more opaque assets. For nearly every class of assets, the Basel III Rules require a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rules are applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to bank and savings and loan holding companies, other than “small bank holding companies” (generally certain holding companies with consolidated assets of less than $3 billion) and certain qualifying banking organizations that may elect a simplified framework (which we have not done). Thus, the Company and the Bank are each currently subject to the Basel III Rules as described below.

Not only did the Basel III Rules increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier

1 minority interests subject to certain regulatory adjustments. The Basel III Rules also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rules also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital in the event that such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

The Basel III Rules required minimum capital ratios as of January 1, 2015, as follows:

•A ratio of minimum Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of minimum Tier 1 Capital equal to 6% of risk-weighted assets;
•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A minimum leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, institutions that seek the freedom to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital. The federal bank regulators released a joint statement in response to the COVID-19 pandemic reminding the industry that capital and liquidity buffers were meant to give banks the means to support the economy in adverse situations, and that the agencies would support banks that use the buffers for that purpose if undertaken in a safe and sound manner.

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

Under the capital regulations of the Federal Reserve for the Company and the FDIC for the Bank, in order to be well‑capitalized, we must maintain:

•A Common Equity Tier 1 Capital ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.

It is possible under the Basel III Rules to be well-capitalized while remaining out of compliance with the capital conservation buffer discussed above.

As of December 31, 2020: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2020, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rules requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rules. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. The bank regulatory agencies temporarily lowered the CBLR to 8% as a result of the COVID-19 pandemic. We may elect the CBLR framework at any time but have not currently determined to do so.

Supervision and Regulation of the Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, we are registered with, and subject to regulation by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and the Bank as the Federal Reserve may require.

Acquisitions, Activities and Financial Holding Company Election. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Subject to certain conditions (including deposit concentration limits established by the BHCA), the Federal Reserve may allow a bank holding company to acquire banks located in any state of the United States. In approving interstate acquisitions, the Federal Reserve is required to give effect to applicable state law limitations on the aggregate amount of deposits that may be held by the acquiring bank holding company and its FDIC-insured institution affiliates in the state in which the target bank is located (provided that those limits do not discriminate against out-of-state institutions or their holding companies) and state laws that require that the target bank have been in existence for a minimum period of time (not to exceed five years) before being acquired by an out-of-state bank holding company. Furthermore, in accordance with the Dodd-Frank Act, bank holding companies must be well-capitalized and well-managed in order to effect interstate mergers or acquisitions. For a discussion of the capital requirements, see “—The Role of Capital” above.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any additional limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank regulator. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. We are required to maintain consolidated capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—The Role of Capital” above.

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

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. These factors have come into consideration in the industry as a result of the COVID-19 pandemic. Due to the impact of the goodwill impairment charge on our earnings during the third quarter of 2020, we were required to receive approval from the FRB prior to declaring a dividend. Such approval was received from the FRB prior to the declaration of a cash dividend of $0.22 per share by the board of directors of the Company on October 28, 2020. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rules, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its reaction to the COVID-19 pandemic. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. It increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The legislation also directed the Federal Reserve to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018, exceeding the statutory required minimum. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio then fell to 1.30% in 2020 as a result of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2020, the Bank paid supervisory assessments to the Iowa Division totaling approximately $174,000.
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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2020. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rules, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risks has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The federal bank regulators have identified key risk themes for 2021 as: credit risk management given projected weaker economic conditions and commercial and residential real estate concentration risk management. The agencies will also be monitoring banks for their transition away from LIBOR as a reference rate, compliance risk management related to COVID-19 pandemic-related activities, Bank Secrecy Act/anti-money laundering (“AML”) compliance, cybersecurity, planning for and implementation of the CECL accounting standard, and CRA performance. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. Reserves are maintained on deposit at the Federal Reserve Banks. The reserve requirements are subject to annual adjustment by the Federal Reserve, and, for 2020, the Federal Reserve had determined that the first $16.9 million of otherwise reservable balances had a zero percent reserve requirement; for transaction accounts aggregating between $16.9 million to $127.5 million, the reserve requirement was 3% of those transaction account balances; and for net transaction accounts in excess of $127.5 million, the reserve requirement was 10% of the aggregate amount of total transaction account balances in excess of $127.5 million. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

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

Anti-Money Laundering. The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and has significant implications for FDIC-insured institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, along with other legal authority, mandates financial services companies to have policies and procedures with respect to measures designed to address any or all of the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2020, the Bank did not exceed these guidelines.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many new rules issued by the CFPB and required by the Dodd-Frank Act addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has from time to time released additional rules as to qualified mortgages and the borrower’s ability to repay, most recently in October of 2020. The CFPB’s rules have not had a significant impact on our operations, except for higher compliance costs.

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

We operate primarily in the central and eastern Iowa and Minneapolis/St. Paul, Minnesota markets and their surrounding communities in the upper-Midwest. As a result, our financial condition, results of operations and cash flows are significantly impacted by changes in the economic conditions in those areas. Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ businesses and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us, affect the value of collateral underlying loans and generally affect our financial condition and results of operations. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; uncertainty in U.S. trade policies, legislation, treaties and tariffs; natural disasters; acts of war or terrorism; widespread disease or pandemics; or a combination of these or other factors. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

The outbreak of COVID-19 has led to an economic recession and had other adverse effects on the U.S. economy and has disrupted our operations. The ongoing COVID-19 pandemic has also adversely impacted certain industries in which our clients operate and impaired their ability to fulfill their financial obligations to us. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The COVID-19 pandemic continues to negatively impact the United States and the world. The spread of COVID-19 has negatively impacted the U.S. economy at large, and small businesses in particular, and has affected our operations. The responses on the part of the U.S. and global governments and populations have created a recessionary environment, reduced economic activity and caused significant volatility in the global stock markets. We have experienced significant disruptions across our business due to these effects, which may in future periods lead to decreased earnings, significant loan defaults and slowdowns in our loan collections. We expect increased unemployment and recessionary concerns will adversely affect mortgage originations and loan revenue in future periods. The ultimate impact of the COVID-19 pandemic on our business remains uncertain but may have a material and adverse effect on our business, financial condition, results of operations and growth prospects.

The outbreak of COVID-19 has resulted in a decline in the businesses of certain of our clients, a decrease in consumer confidence, an increase in unemployment, and a disruption in the services provided by our vendors. Continued disruptions to our clients’ businesses could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, the value of loan collateral (particularly in real estate), loan originations, and deposit availability and negatively impact the implementation of our growth strategy. Although the U.S. government introduced a number of programs designed to soften the impact of COVID-19 on small businesses, our borrowers may still not be able to satisfy their financial obligations to us.

In addition, COVID-19 has impacted and likely will continue to impact the financial ability of businesses and consumers to borrow money, which would negatively impact loan volumes. Certain of our borrowers are in, or have exposure to, the non-essential retail, restaurants, hotels, CRE-retail, and arts, entertainment and gaming industries and are located in areas that are, or were, quarantined or under stay-at-home orders. COVID-19 may also have an adverse effect on our commercial real estate portfolio, particularly with respect to real estate with exposure to these industries, and our consumer loan portfolios. As COVID-19 cases have begun to surge in recent months, any new or prolonged quarantine or stay-at-home orders would have a negative adverse impact on these borrowers and their revenue streams, which consequently impacts their ability to meet their financial obligations to us and could result in loan defaults.

The ultimate extent of the COVID-19 pandemic’s effect on our business will depend on many factors, primarily including the speed and extent of any recovery from the related economic recession. Among other things, this will depend on the duration of the COVID-19 pandemic, particularly in our markets, the development, distribution and supply of vaccines, therapies and other public health initiatives to control the spread of the disease, the nature and size of federal economic stimulus and other governmental efforts, and the possibility of additional state lockdown or stay-at-home orders in our markets in response to the recent surge in the number of COVID-19 cases.

The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants.

As a result of the COVID-19 pandemic we may experience adverse financial consequences due to a number of other factors, including but not limited to:

•a further and sustained decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause management to perform additional impairment testing on our goodwill and other intangible assets that could result in an additional impairment charge being recorded for that period, and adversely impact our results of operations and the ability of the Bank to pay dividends to us. The Company incurred a $31.5 million goodwill impairment charge in the third quarter of 2020;
•increased demand on our liquidity as we meet borrowers’ needs, experience significant credit deterioration, and cover expenses related to our business continuity plan;
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

Overall, we believe that the economic impact from COVID-19 could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

The U.S. government and banking regulators, including the FRB, have taken a number of unprecedented actions in response to the COVID-19 pandemic, which could ultimately have a material adverse effect on our business and results of operations.

On March 27, 2020, President Trump signed into law the CARES Act, which established a $2.0 trillion economic stimulus package, including cash payments to individuals, supplemental unemployment insurance benefits and a $349 billion loan program administered through the SBA referred to as the PPP. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding, and Congress is in the process of negotiating additional stimulus bills and other actions in response to COVID-19. In addition to implementing the programs contemplated by these acts, the federal bank regulatory agencies have issued a steady stream of guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation:

•requiring banks to focus on business continuity and pandemic planning;
•adding pandemic scenarios to stress testing;
•encouraging bank use of capital conservation buffers and reserves in lending programs;
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

In March 2020, the FRB dramatically reduced the target federal funds rate and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the FRB reduced the interest that it pays on excess reserves. We expect that these reductions in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability. The FRB also launched the Main Street Lending Program, which offers deferred interest on four-year loans to small and mid-sized businesses. The Main Street Lending Program terminated on January 8, 2021. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory laws, policies, programs and guidelines, as well as market reactions to such activities, remains uncertain but may ultimately have a material adverse effect on our business and results of operations.

COVID-19 has disrupted banking and other financial activities in the areas in which we operate and could potentially create widespread business continuity issues for us.

The COVID-19 pandemic has impacted the ability of our employees and clients to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of an outbreak or escalation of the COVID-19 pandemic in our market areas, including because of illness, quarantines, government actions or other restrictions in connection with the COVID-19 pandemic. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. Further, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our clients.

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

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Rising interest rates will likely result in a decline in fair value of our fixed-rate debt securities. Unrealized losses due to changes in interest rates on available for sale securities are recognized in other comprehensive income and reduce total shareholders’ equity and do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios used by many investors would be reduced. Realized losses from debt securities sales reduce our regulatory capital ratios.

In March 2020, the FRB reduced the target federal funds rate to a range of 0.0 - 0.25%. We expect that this reduction in interest rates, especially if prolonged, could adversely affect our net interest income, our net interest margin and our profitability.

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

Given the extensive use of LIBOR across financial markets, the transition to an alternative rate presents various risks that could adversely impact the value of and return on the Company’s existing instruments and contracts. In particular, any such transition could:
•adversely affect the interest rates paid or received on, the revenue and expenses associated with, and the value of our floating-rate obligations, loans, securities, deposits, subordinated debentures, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators with respect to our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or lack of fallback language, in LIBOR-based instruments; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2020, the fair value of our securities portfolio was approximately $1.7 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could result in the recognition of a loss through earnings. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

Weather-related events and other natural disasters, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.

A significant portion of our operations are located in areas that are susceptible to floods, droughts, tornadoes and other severe weather events. Severe weather events, such as the derecho experienced in 2020, could cause disruptions to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of weather-related events are difficult to predict and may be exacerbated by global climate change.

Credit and Lending Risks

We must manage our credit risk effectively.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and industry conditions. In addition, we primarily serve the banking and financial services needs of small to mid-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, may be more vulnerable to economic downturns, may experience volatility in operating results, and may have elevated business continuity risk due to the limited size of the management group, any of which may impair a borrower’s ability to repay a loan. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. We periodically examine our credit process and implement changes to improve our procedures and standards. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, or even if it does not, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.

Our loan portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were approximately 49.8% of our total loan portfolio as of December 31, 2020. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, the repayment of the commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If problems develop in the commercial real estate sector, particularly within one or more of our markets, the value of collateral securing our commercial real estate loans could decline, which could adversely affect our operating results, financial condition and/or capital. In light of the continued general uncertainty that exists in the economy and credit markets nationally, we may experience deterioration in the performance of our commercial real estate loan customers.

Commercial, industrial and agricultural loans make up a significant portion of our loan portfolio.
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts) were approximately 33.6% of our total loan portfolio as of December 31, 2020. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

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

Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

We establish our allowance for credit losses at a level considered appropriate by management to absorb current expected credit losses based on an analysis of the portfolio, market environment and other factors we deem relevant. The allowance for credit losses represents our estimate of current expected losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains an allocation for loans specifically evaluated, as well as loans collectively evaluated. Additions to the allowance for credit losses, are estimated through the current expected credit loss model, which reflects current and forecasted conditions. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management has established an allowance for credit losses it believes is adequate to absorb current expected credit losses, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for credit losses. Higher loan losses could arise for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. At December 31, 2020, our allowance for credit losses as a percentage of total gross loans was 1.59% and as a percentage of total nonperforming loans was approximately 130.01%. An increase in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative impact on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2020, our nonperforming loans, which includes nonaccrual loans and loans past due 90 days or more and still accruing interest, totaled $42.7 million, or 1.23% of our loan portfolio. Our nonperforming assets, which include nonperforming loans plus foreclosed assets, net, totaled $45.0 million, or 1.29% of loans.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

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
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2020, we had $628.3 million of municipal securities (recorded values), which represented 37.9% of our total securities portfolio. Following the onset of the financial crisis, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.

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

In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. The Federal Reserve guidelines generally require us to review the effects of the cash payment of dividends on common stock and other Tier 1 capital instruments (e.g. perpetual preferred stock and trust preferred debt) in light of our earnings, capital adequacy and financial condition. As a general matter, the Federal Reserve indicates that the board of directors of a bank holding company (including a financial holding company) should eliminate, defer or significantly reduce the company’s dividends if:

•the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or
•the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.
Also, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, of 2.5% above the regulatory minimum capital requirements will face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited, and if the Company fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to or stock repurchases from the Company’s shareholders may be prohibited or limited.

As of December 31, 2020, we had $41.8 million of junior subordinated debentures held by three statutory business trusts that we control. Interest payments on the debentures, which totaled $1.4 million for the year ended December 31, 2020, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.

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

Competitive and Strategic Risks
We face intense competition in all phases of our business from banks, other financial institutions, and non-banks.

The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, small local credit unions as well as large aggressive and expansion-minded credit unions, fintech companies, and other non-bank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a competitive alternative to traditional banking services, including financial transaction processing, lending platforms, and maintenance of funds.

Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates, increased pressure on underwriting standards, or loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our results, our financial condition, and our ability to grow and remain profitable. In addition, the diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.

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

We plan to continue to grow our businesses organically but remain open to considering potential bank or other acquisition opportunities that make financial and strategic sense. In the event that we do pursue acquisitions, we may fail to realize some or all of the anticipated transaction benefits. Acquisition activities could be material to our business and involve a number of risks, including the following:

•We may incur time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business.
•We are exposed to potential asset and credit quality risks and unknown or contingent liabilities of the banks or businesses we acquire. If these issues or liabilities exceed our estimates, our earnings, capital and financial condition may be materially and adversely affected.
•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity. This integration process is complicated and time consuming and can also be disruptive to the customers and employees of the acquired business and our business. If the integration process is not conducted successfully, we may not realize the anticipated economic benefits of acquisitions within the expected time frame, or ever, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.
•To finance an acquisition, we may borrow funds or pursue other forms of financing, such as issuing convertible preferred stock, which may have high dividend rates or may be highly dilutive to holders of our common stock, thereby increasing our leverage and diminishing our liquidity, or issuing capital stock, which could dilute the interests of our existing shareholders.
•We may be unsuccessful in realizing other anticipated benefits from acquisitions. For example, we may not be successful in realizing anticipated cost savings.

In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business, new products, or enter new geographic areas, in which we have little or no current experience, especially if we lose key employees of the acquired operations. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have an adverse effect on our ability to successfully implement our acquisition growth strategy and grow our business and profitability.

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

Operational Risks

As a participating lender in the PPP, we are subject to additional risks of litigation from our clients or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some of or all PPP loan guarantees.

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations. Also, it has been reported that many borrowers fraudulently obtained PPP loans through the program. We may be subject to regulatory and litigation risk if any of our PPP borrowers used fraudulent means to obtain a PPP loan.

We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules, and guidance regarding the operation of the PPP, or if the borrower fraudulently obtained a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there is a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

We face the risk of possible future goodwill impairment.
The Company completed an interim goodwill assessment as of September 30, 2020, and based upon our interim assessment, we concluded that an impairment of goodwill existed, and we incurred a $31.5 million goodwill impairment charge in the third quarter of 2020. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in additional goodwill impairment charges. It is possible that the effects of COVID-19 could cause the occurrence of what management would deem to be subsequent triggering events that could, under certain circumstances, cause the Company to perform a goodwill or intangible asset impairment test and result in an additional impairment charge being recorded in that period. Any future goodwill impairment charge on the current goodwill balance, or future goodwill arising out of acquisitions that we are required to take, could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.

Our ability to attract and retain management and key personnel may affect future growth and earnings.
Much of our success and growth has been influenced by our ability to attract and retain management experienced in banking and financial services and familiar with the communities in our market areas. Our ability to attract and retain executive officers, management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy. The Dodd-Frank Act also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives. These rules, when adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, ransomware, malware or other cyber-attacks.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers' representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountants' reports, with respect to the business and financial condition of our clients. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

Regulatory Risks

We operate in a highly regulated industry, and the laws and regulations to which we are subject, or changes in them, or our failure to comply with them, may adversely affect us.

The Company and the Bank are subject to extensive regulation by multiple regulatory agencies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide, as well as our costs of compliance with such regulations. In addition, political developments, including possible changes in law introduced by the new presidential administration or the appointment of new personnel in regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

The Company and the Bank are subject to stringent capital and liquidity requirements.

As a result of the implementation of the Basel III Rules, we were required to meet new and increased capital requirements beginning on January 1, 2015. In addition, beginning in 2016, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, of 2.5% above the regulatory minimum capital requirements face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained. Accordingly, if the Bank or the Company fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions by the Bank to the Company, or dividends or stock repurchases by the Company, may be prohibited or limited.

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

The CRA requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 17.6% of our outstanding common stock. In addition, certain MidWestOne shareholders that previously owned ATBancorp collectively control approximately 22.1% of our outstanding common stock. These shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the Nasdaq Global Select Market.

General Risk Factors

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

The FASB and the SEC periodically change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be difficult to predict and could materially impact how we report our financial condition and results of operations. The implementation of such changes could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
The Company’s principal location is our corporate headquarters located at 102 South Clinton Street, Iowa City, Iowa. We own or lease other banking offices and operating facilities located throughout central and eastern Iowa, the Minneapolis / St. Paul metropolitan area of Minnesota, southwestern Wisconsin, southwestern Florida, and Denver, Colorado. The number of banking offices per state at December 31, 2020 is detailed in the following table:

Number of Banking Offices
Iowa banking offices	34
Minnesota banking offices	12
Wisconsin banking offices	7
Florida banking offices	2
Colorado banking offices	1
56

Additional information with respect to premises and equipment is presented in Note 6. Premises and Equipment and Note 22. Leases to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Marketplace Designation and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “MOFG.” As of February 20, 2021, there were 15,998,898 shares of common stock outstanding held by approximately 442 holders of record. Additionally, there are an estimated 3,263 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.

Issuer Purchases of Equity Securities
The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2020:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 - 31, 2020	—	$—	—	$6,391,277
November 1 - 30, 2020	33,154	22.96	33,154	5,630,080
December 1 - 31, 2020	50,934	24.71	50,934	4,371,451
Total	84,088	$24.02	84,088	$4,371,451

(1) Common shares repurchased by the Company during the quarter related to shares repurchased under the share repurchase program described in footnote (2).

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

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite Index and the SNL-Midwest Bank Index for the five years ended December 31, 2020.
MidWestOne Financial Group, Inc.

Total Return Performance
300
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
MidWestOne Financial Group, Inc.
NASDAQ Composite Index
SNL-Midwest Bank Index

	At
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
MidWestOne Financial Group, Inc.	$100.00	$126.35	$114.85	$87.16	$130.59	$91.91
Nasdaq Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
SNL-Midwest Bank Index	100.00	133.61	143.58	122.61	159.51	136.96
The companies in the custom peer group - SNL-Midwest Bank Index - represents all banks, thrifts or financial service companies traded on a major exchange, located in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

ITEM 6.    SELECTED FINANCIAL DATA.
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 8 “Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business.” For a discussion on the comparison of results of operations for the years ended December 31, 2019 and 2018, refer Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 6, 2020.

Overview

We are headquartered in Iowa City, Iowa, and are a bank holding company under the BHCA that has elected to be a financial holding company. We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa. We also were the holding company for MidWestOne Insurance Services, Inc., until its dissolution in 2019.

On May 1, 2019, the Company acquired ATBancorp, a bank holding company whose wholly-owned banking subsidiaries were ATSB and ABTW, community banks headquartered in Dubuque, Iowa, and Cuba City, Wisconsin, respectively. As consideration for the merger, we issued 4,117,536 shares of our common stock with a value of $116 million and paid cash in the amount of $34.8 million. The effects of this acquisition are one of the primary causes of the stated changes in our operating results for the year ended December 31, 2020 compared to the year ended December 31, 2019, unless otherwise noted.

The Bank operates a total of 56 banking offices, which are located throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, southwestern Wisconsin, southwestern Florida, and Denver, Colorado. The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, credit and debit cards, ATMs, and safe deposit boxes. The Bank also has a trust department through which it offers services including the administration of estates, personal trusts, and conservatorships and the management of real property. Finally, the Bank’s investment services department offers financial planning, investment advisory, and retail securities brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).

Our results of operations are significantly affected by our net interest income. Results of operations are also affected by noninterest income and expense, credit loss expense and income tax expense. Significant external factors that impact our results of operations include general economic and competitive conditions, as well as changes in market interest rates, government policies, and actions of regulatory authorities.

Financial Summary

Balance Sheet

Total assets increased to $5.56 billion at December 31, 2020 from $4.65 billion at December 31, 2019. Total securities held for investment increased $871.4 million, or 110.9%, from $786.0 million at December 31, 2019, to $1.66 billion at December 31, 2020. Gross loans held for investment increased $27.6 million, or 0.8%, from $3.47 billion at December 31, 2019, to $3.50 billion at December 31, 2020. As of December 31, 2020, the allowance for credit losses was $55.5 million, or 1.59% of total loans, compared with $29.1 million, or 0.84% of total loans, at December 31, 2019. Nonperforming assets totaled $45.0 million at December 31, 2020, a decrease of 0.7% as compared to $45.3 million at December 31, 2019. Total deposits at December 31, 2020, were $4.55 billion, an increase of $818.4 million, or 21.9%, from December 31, 2019. Long-term debt decreased to $208.7 million at December 31, 2020 from $231.7 million at December 31, 2019. The Company is well-capitalized with a total risk-based capital ratio of 13.41% at December 31, 2020.

Income Statement

Net income for the year ended December 31, 2020 was $6.6 million, a decrease of $37.0 million, or 84.8%, compared to $43.6 million of net income for 2019, with diluted earnings per share of $0.41 and $2.93 for the comparative annual periods, respectively. Net interest income for the year ended December 31, 2020, was $153.0 million, an increase of $9.3 million, or 6.5%, as compared to $143.7 million for the year ended December 31, 2019. Interest income was $184.8 million in 2020, compared to $182.4 million in 2019. The increase was primarily a result of increased volume of debt securities from the Company’s investment of net deposit inflows, partially offset by a decrease in yield. Interest expense was $31.8 million in 2020, compared to $38.8 million in 2019. The decrease in interest expense was primarily due to the decline in interest rates experienced in 2020 in response to the COVID-19 pandemic.
Credit loss expense was $28.4 million in 2020, an increase of $21.2 million, from $7.2 million in 2019. The increase reflected the impact of the current and forecasted economic conditions, primarily driven by the COVID-19 pandemic, on our allowance model. In addition, upon the Company’s adoption of the CECL accounting guidance on January 1, 2020, the methodology for estimating the total amount of the credit loss expense changed. Specifically, for the year ended December 31, 2020, we utilized the current expected credit loss methodology, as compared to incurred loss methodology that was utilized in the prior year comparable period.
For the year ended December 31, 2020, noninterest income increased to $38.6 million, an increase of $7.4 million, or 23.6%, from $31.2 million during 2019. The largest driver of the increase was an increase of $6.4 million, or 168.8%, in loan revenue, which reflected robust production from the Company’s residential mortgage business. Noninterest expense increased to $149.9 million for the year ended December 31, 2020 compared with $117.5 million for the year ended December 31, 2019, an increase of $32.4 million, or 27.5%. The increase in noninterest expense was due primarily to the goodwill impairment of $31.5 million that was recorded in the third quarter of 2020. Both noninterest income and noninterest expense for the year ended December 31, 2020 were also impacted by the acquisition of ATBancorp, which resulted in overall higher noninterest income and noninterest expenses in 2020 as compared to 2019, offset in part by a reduction in merger-related costs between these years.
COVID-19 Update
The outbreak of the COVID-19 pandemic in the United States had an adverse impact on our financial condition and results of operations as of and for the year ended December 31, 2020, and is expected to have a complex and an adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.

Effects on our Market Areas

Our commercial and consumer banking products and services are offered primarily in Iowa, Minnesota, Wisconsin, Florida and Colorado, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. More recently, we've seen in our markets a variety of responses to the COVID-19 pandemic as the economy continues to re-open, which have included social distancing protocols, limitations on the numbers of customers at restaurants and retail stores, limitations of social gathering sizes, safety practices for the at-risk and elderly, as well as other safeguarding practices. The Bank's banking offices have remained open during these orders because the Bank is deemed to be an essential business. Based on the current environment, it is unclear how the states in our market areas will continue to change policies in response to the COVID-19 pandemic and the impact of these policies on our customers and regional economies.

The U.S. experienced a substantial decline nationally in economic condition in 2020. The U.S. Bureau of Economic Analysis released an advanced estimate indicating a decline in GDP of 2.3% in 2020. The national unemployment rate has fluctuated throughout 2020 and continues to remain elevated at 6.7% in December 2020, as compared to 3.6% in December 2019 per the U.S. Department of Labor.
Policy and Regulatory Developments
Federal, state, and local governments and regulatory authorities throughout 2020 have enacted and issued a range of policy responses to the COVID-19 pandemic, including policies such as:
•The Federal Reserve decreased the range for the federal funds target rate by 0.5% on March 3, 2020, and by another 1.0% on March 16, 2020, reaching a current range of 0.0 - 0.25%.
•Congress, the President, and the FRB have also taken several actions designed to cushion the economic fallout. The CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package, which included $349 billion in funding for the PPP loan program administered through the SBA. An additional $310 billion in funding for PPP loans was authorized in April 2020.
•Federal banking regulators on April 7, 2020 issued a revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions, which, among other things, encouraged financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and stated that institutions generally do not need to categorize COVID-19-related modifications as TDRs and that the agencies will not direct supervised institutions to automatically categorize all COVID-19 related loan modifications as TDRs. See Note 4. Loans Receivable and the Allowance for Credit Losses for additional information on TDRs.
•President Trump on December 27, 2020 signed a new COVID-19 relief bill into law, which included as part of the bill up to $284.5 billion of a second wave of PPP funding and extended the deadlines related to COVID-19 related loan modifications.
•The SBA issued guidance that amended the threshold for PPP loans that qualify for the simplified forgiveness application from $50,000 or less to $150,000 or less.
Our Response
In the first quarter of 2020, we activated our business continuity plan upon the World Health Organization’s declaration of COVID-19 as a global pandemic. Shortly after enacting the plan, the Company deployed a successful remote working strategy. As of December 31, 2020, the majority of our employees had returned to work in our banking offices with no disruption to our operations. Our response to COVID-19 continues to be focused on how we can best serve our employees, customers, and communities. The Bank has utilized a combination of digital banking, voice, branch drive-thru and other channels in order to meet the needs of our customers. In addition, we have implemented additional safety measures to achieve appropriate social distancing for both customers and employees throughout our locations, with all of our locations having capacity restrictions and requirements to wear protective face coverings, among other social distancing requirements for both customers and employees. We have also increased our cleaning services and implemented business travel restrictions.
We continue to work with our customers to understand the level of impact to their business operations as the pandemic continues to determine how best to serve them in these unprecedented times. We also continue to lend to qualified businesses for working capital and general business purposes, while also meeting the needs of our individual customers. Further, we implemented a loan payment deferral program and assisted our clients through the PPP.

Financial Condition & Results of Operations

Net Interest Income. The Company’s net interest income was impacted by the COVID-19 pandemic in a variety of ways. For example, in response to the pandemic, in March 2020 the FRB began utilizing a variety of monetary policy tools to stimulate the economy and influence overall growth and distribution of credit, bank loans, investments and deposits, and also to affect interest rates charged on loans or paid on deposits, each of which are tools utilized by the FRB to regulate the money supply and credit conditions. These specific tactics included reducing the reserve requirement ratio to zero, reducing the target federal funds rate 1.5% to a level of 0-0.25%, and commencing quantitative easing by purchasing longer-term Treasury and mortgage-backed securities. These actions reduced both short-term and long-term interest rates and added significantly to the country’s money supply. Thus, the rate at which we originated new loans and repriced existing loans was generally lower than existing loan portfolio rates, reducing loan interest income. Further, in keeping with guidance from regulators, the Company actively worked and continues to work with COVID-19 affected borrowers to defer their loan principal and/or interest payments. At this time, the Company is unable to project the materiality of these actions on the Company’s results of operations, but the Company recognizes that the economic impact from COVID-19 may affect its borrowers’ ability to repay the deferred principal and interest in future periods, which would reduce interest income. The aforementioned increase in the country’s money supply, in combination with the fiscal stimulus and general economic uncertainty amid the COVID-19 pandemic, weakened customer loan demand and line utilization, but increased customer deposit balances. As a result, the Company invested the net deposit inflows into debt securities, which negatively impacted the Company’s earning asset mix and reduced net interest income. In addition, a severe and sustained economic downturn could impact the debt securities issuers' ability to make payments on debt or to raise additional funds to continue operations, which could result in a reduction in interest income from debt securities and increased credit loss expense. With respect to interest expense, the reduction in short-term interest rates led to a corresponding reduction in the rates we pay for customer deposit accounts and short-term borrowings. We also utilized excess liquidity to pay-down certain long-term, higher rate debt at maturity. Finally, the Company’s funding mix changed favorably toward lower cost deposit products. However, an extended recession could cause large numbers of our deposit customers to withdraw their funds, which could increase our reliance on more volatile or expensive funding sources.

Credit Loss Expense. The Company's credit loss expense was impacted by COVID-19. Pertaining to our December 31, 2020 financial condition and results of operations, COVID-19, as well as other factors, such as changes in our modeling assumptions, had an impact on our ACL. Our ACL calculation and credit loss expense are significantly impacted by changes in forecasted economic conditions. Significant worsening of forecasted conditions is possible and would result in further increases in the ACL and credit loss expense in future periods.

Noninterest Income. The Company’s fee income was affected due to COVID-19. For example, in keeping with guidance from regulators, during the second and third quarters of 2020, the Company worked with COVID-19 affected customers and temporarily waived fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, and account maintenance fees. This suspension was one contributing factor to the change in noninterest income between 2019 and 2020, as discussed further below.

Noninterest Expense. We experienced increases in noninterest expenses that resulted from COVID-19 for additional cleaning services, protective equipment, supplies, and expanded IT equipment and network/information services. The PPP impacted noninterest expense by impacting the timing of compensation and benefit expense as PPP loan origination costs are deferred and amortized over the life of the loan to which they relate. In addition, PPP led to increased information service expenses.

Credit Administration. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The relief related to TDRs was extended by the CAA, which was signed into law on December 27, 2020. As discussed as part of the CAA, relief will continue until the earlier of 60 days after the date the COVID-19 national emergency comes to an end or January 1, 2022. As of December 31, 2020, the total amount of the eligible loans in deferral (deferral of principal and/or interest) that met the requirements set forth under the interagency statement and therefore were not considered TDRs was 68 loans, totaling $39.3 million. We anticipate that the current and future economic conditions will continue to have an impact on the initial modifications that were made that qualified under such criteria. As such, we expect the Company's financial statements will be materially impacted by the CARES Act, the interagency guidance, and the CAA, of which at this time the total impact cannot be quantified.

The Bank is a participating lender in the PPP. The PPP loans have a two-year term and earn interest at 1%. Loans funded through the PPP program are fully guaranteed by the U.S. government if certain criteria are met. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. During 2020, the Company funded 2,681 PPP loans totaling $348.5 million. As of December 31, 2020, there were 2,410 loans totaling $259.3 million, including $5.3 million of unamortized net fees, outstanding. The Company remains committed to supporting our customers and communities and is participating in the second wave of PPP funding, with an expectation that the volume of second wave funding will be lower than the first round.

Loan Portfolio. COVID-19 has impacted loan growth in 2020, and we anticipate that loan growth will be impacted in the future as a result of COVID-19 and the related decline in economic conditions in our market areas. While all industries have experienced adverse impacts as a result of the COVID-19 pandemic, we consider certain industries to be “vulnerable” to significant impact including non-essential retail, restaurants, hotels, CRE-retail, and arts, entertainment & gaming industries, which represented approximately 14% of our loan portfolio as of December 31, 2020. In addition, we anticipate the COVID-19 pandemic will impact the value of certain collateral securing our loans.

Goodwill and Other Intangible Assets. Due to the economic impact that COVID-19 has had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, led to the occurrence of a triggering event for goodwill impairment. The Company completed an interim goodwill assessment as of September 30, 2020 that contemplated a single reporting unit. Based upon our interim assessment, we recorded a goodwill impairment charge of $31.5 million, as our estimated fair value was less than our book value on that date. This non-cash charge was reflected within "Noninterest expense" in the Consolidated Statements of Income and had no impact on our regulatory capital ratios, cash flows or liquidity position.

Capital and Liquidity

As of December 31, 2020, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. On July 28, 2020, the Company completed the private placement of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. For regulatory capital purposes, the subordinated notes have been structured to qualify initially as Tier 2 Capital for the Company. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that our Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. If an extended recession causes large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

As stated above, liquidity was also impacted by the actions of the federal, state, and local governments and other regulatory authorities in response to COVID-19. Specifically, the FRB’s use of a variety of monetary policy tools to stimulate the economy and influence overall growth and distribution of credit, bank loans, investments and deposits, and also to affect interest rates charged on loans or paid on deposits, included tactics such as the reduction in the reserve requirement ratio to zero, reduction in the target federal funds rate, and also commencing quantitative easing by purchasing longer-term Treasury and mortgage-backed securities. These aforementioned monetary policy tools utilized by the FRB significantly added to the country’s money supply. This increase in the money supply, coupled with general economic uncertainty amid the COVID-19 pandemic, weakened customer loan demand and line utilization, but increased customer deposits balances. As a result, the Company invested the net deposit inflows into debt securities. Further, we also utilized excess liquidity to pay-down certain long-term, higher rate debt at maturity.

In March 2020, the Company temporarily suspended its share repurchase program in light of market conditions associated with the COVID-19 pandemic. During the fourth quarter of 2020, the Company's board of directors authorized resuming repurchases under the Company's share repurchase program.

Critical Accounting Policies
We have identified the following critical accounting policies and practices relative to the reporting of our results of operations and financial condition. These accounting policies relate to the allowance for credit losses, fair value of assets acquired and liabilities assumed in a business combination, and the annual impairment testing of goodwill and other intangible assets.
Allowance for Credit Losses

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

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Specifically, the economic forecast used by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy. General deterioration in these loss drivers, coupled with any changes to our modeling assumptions stemming from overall uncertainties in the current and future economic conditions, also impacts the Company’s estimation of the ACL. The Company’s methodologies revert back to historical loss driver information on a straight-line basis over four quarters when it can no longer develop reasonable and supportable forecasts. The Company adjusted in the first quarter of 2020 the reversion period from the previously disclosed six quarters to four quarters based upon current forecasted conditions.

Discounted Cash Flow Method

The Company uses the DCF method to estimate expected credit losses for the agricultural, commercial and industrial, CRE - construction and development, CRE - farmland, CRE - multifamily, CRE - other, RRE - owner-occupied one-to-four family first liens, RRE - non-owner-occupied one-to-four family first liens, RRE - one-to-four family junior liens, and consumer loan pools. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data.

The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables. For the loan pools utilizing the DCF method, management utilizes one or multiple of the following economic variables: Midwest unemployment, national retail sales, CRE index, US rental vacancy rate, US gross domestic product, and national home price index (“HPI”).

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

Collateral Dependent Financial Assets

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

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
Goodwill and Other Intangible Assets
Goodwill and intangible assets arise from business combinations. Goodwill represented $62.5 million of our $5.56 billion total assets at December 31, 2020. Under the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is tested at least annually for impairment. The Company’s annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. We review goodwill for impairment annually during the fourth quarter and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
Due to the continued economic impact that COVID-19 has had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020. As a result of the interim assessment, the Company recorded a goodwill impairment charge of $31.5 million as its estimated fair value was less than its book value on that date. No goodwill impairment charge was recorded in 2019 as a result of the Company’s internal assessment.
Other intangible assets represented $25.2 million of our $5.56 billion total assets at December 31, 2020. The accounting for a recognized intangible asset is based on its useful life to the Company. An intangible asset with a finite useful life is amortized over its estimated useful life to the Company; an intangible asset with an indefinite useful life is not amortized but rather is tested at least annually for impairment. The intangible assets with finite lives reflected on our financial statements relate to core deposit relationships, trade name, and customer lists. The initial and subsequent measurements of intangible assets involve the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We also assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 7. Goodwill and Intangible Assets to our consolidated financial statements for additional information related to our intangible assets.
Results of Operations

Summary

Our consolidated net income for the year ended December 31, 2020 was $6.6 million, a decrease of $37.0 million, or 84.8%, compared to $43.6 million for 2019. The decrease in net income was due primarily to an increase of $32.4 million, or 27.5%, in noninterest expense, coupled with an increase of $21.2 million, or 296.3%, in credit loss expense. Noninterest expense increased primarily as a result of the $31.5 million goodwill impairment that was recorded in the third quarter of 2020. Offsetting these amounts was a $9.3 million, or 6.5%, increase in net interest income and a $7.4 million, or 23.6%, increase in noninterest income. Both basic and diluted earnings per common share for the year ended December 31, 2020 were $0.41 as compared with basic and diluted earnings per common share of $2.93 for the year ended December 31, 2019. Our return on average shareholders' equity was 1.28% for the year ended December 31, 2020 compared with 9.65% for the year ended December 31, 2019.

Various operating and equity ratios for the Company are presented in the table below for the years indicated:

	As of or For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018
Net Income	$6,623	$43,630	$30,351
Return on Average Assets	0.13%	1.04%	0.93%
Return on Average Equity	1.28	9.65	8.78
Return on Average Tangible Equity(1)	10.80	13.98	11.87
Efficiency Ratio (1)	56.92	57.56	61.23
Dividend Payout Ratio	214.63	27.65	31.45
Common Equity Ratio	9.27	10.94	10.85
Tangible Common Equity Ratio (1)	7.82	8.50	8.78
Book Value per Share	$32.17	$31.49	$29.32
Tangible Book Value per Share (1)	$26.69	$23.81	$23.20
(1)A non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent.

Net Interest Income

Net interest income is the difference between interest income and fees earned on interest-earning assets, less interest expense incurred on interest-bearing liabilities. Tax equivalent net interest margin is the net interest income, on a tax equivalent basis, as a percentage of average interest-earning assets.

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields and costs for the periods indicated.

	Year ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,551,945	$160,752	4.53%	$3,157,127	$164,948	5.22%	$2,354,354	$112,233	4.77%
Taxable investment securities	797,954	17,610	2.21	465,484	13,132	2.82	428,757	11,027	2.57
Tax-exempt investment securities (2)	342,000	10,395	3.04	204,375	7,177	3.51	207,605	7,342	3.54
Total securities held for investment (2)	1,139,954	28,005	2.46	669,859	20,309	3.03	636,362	18,369	2.89
Other	73,255	262	0.36	21,289	450	2.11	3,372	62	1.84
Total interest earning assets (2)	$4,765,154	$189,019	3.97%	$3,848,275	$185,707	4.83%	$2,994,088	$130,664	4.36%
Other assets	370,687			352,765			255,630
Total assets	$5,135,841			$4,201,040			$3,249,718
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest checking deposits	$1,108,997	$4,435	0.40%	$806,624	$4,723	0.59%	$672,069	$2,907	0.43%
Money market deposits	844,137	3,696	0.44	766,812	7,549	0.98	543,359	3,020	0.56
Savings deposits	454,000	1,386	0.31	329,199	1,092	0.33	214,244	254	0.12
Time deposits	945,234	14,402	1.52	873,978	16,563	1.90	723,830	11,150	1.54
Total interest bearing deposits	3,352,368	23,919	0.71	2,776,613	29,927	1.08	2,153,502	17,331	0.80
Short-term borrowings	157,346	914	0.58	124,956	1,847	1.48	105,094	1,315	1.25
Long-term debt	220,448	6,990	3.17	224,149	7,017	3.13	169,540	4,195	2.47
Total borrowed funds	377,794	7,904	2.09	349,105	8,864	2.54	274,634	5,510	2.01
Total interest-bearing liabilities	$3,730,162	$31,823	0.85%	$3,125,718	$38,791	1.24%	$2,428,136	$22,841	0.94%
Noninterest bearing deposits	832,038			586,100			455,223
Other liabilities	58,186			37,204			20,625
Shareholders’ equity	515,455			452,018			345,734
Total liabilities and shareholders’ equity	$5,135,841			$4,201,040			$3,249,718

Net interest income (2)		$157,196			$146,916			$107,823
Net interest spread (2)			3.12%			3.59%			3.42%
Net interest margin (2)			3.30%			3.82%			3.60%

Total deposits(4)	$4,184,406	$23,919	0.57%	$3,362,713	$29,927	0.89%	$2,608,725	$17,331	0.66%
Cost of funds(5)			0.70%			1.05%			0.79%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $4.4 million, $(316) thousand, and $(407) thousand for the years ended December 31, 2020, 2019 and 2018, respectively. Loan purchase discount accretion was $9.1 million, $14.0 million, and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(4)	Total deposits is the sum of total interest-bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as interest expense on deposits divided by average total deposits.
(5)	Cost of funds is calculated as total interest expense divided by the sum of average total deposits and borrowed funds.

Net interest income is impacted by changes in volume, interest rate, and the mix of interest earning assets and interest-bearing liabilities. The following table shows changes attributable to (i) changes in volume and (ii) changes in rate. Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2020, 2019, and 2018
	Year 2020 to 2019 Change due to			Year 2019 to 2018 Change due to
(dollars in thousands)	Volume	Yield/Cost	Net	Volume	Yield/Cost	Net
Increase (decrease) in interest income
Loans, including fees(1)	$19,294	$(23,490)	$(4,196)	$41,135	$11,580	$52,715
Taxable investment securities	7,814	(3,336)	4,478	988	1,117	2,105
Tax-exempt investment securities (1)	4,291	(1,073)	3,218	(113)	(52)	(165)
Total securities held for investment (1)	12,105	(4,409)	7,696	875	1,065	1,940
Other	418	(606)	(188)	378	10	388
Change in interest income (1)	31,817	(28,505)	3,312	42,388	12,655	55,043
Increase (decrease) in interest expense
Interest checking deposits	1,471	(1,759)	(288)	654	1,162	1,816
Money market deposits	688	(4,541)	(3,853)	1,596	2,933	4,529
Savings deposits	367	(73)	294	197	641	838
Time deposits	1,272	(3,433)	(2,161)	2,565	2,848	5,413
Total interest bearing deposits	3,798	(9,806)	(6,008)	5,012	7,584	12,596
Short-term borrowings	392	(1,325)	(933)	271	261	532
Long-term debt	(117)	90	(27)	1,547	1,275	2,822
Total borrowed funds	275	(1,235)	(960)	1,818	1,536	3,354
Change in interest expense	4,073	(11,041)	(6,968)	6,830	9,120	15,950
Change in net interest income (1)	$27,744	$(17,464)	$10,280	$35,558	$3,535	$39,093
Percentage increase (decrease) in net interest income over prior period			7.0%			36.3%

(1)	Tax equivalent.

Our net interest income for the year ended December 31, 2020, was $153.0 million, an increase of $9.3 million, or 6.5%, as compared to $143.7 million for the year ended December 31, 2019. The increase in net interest income was primarily due to a decline in interest expense of $7.0 million, or 18.0% to $31.8 million for the year 2020 and an increase of $2.3 million, or 1.3%, in interest income to $184.8 million for the year 2020. The decline in interest expense was primarily due to a decline in interest expense on interest-bearing deposits of $6.0 million, or 20.1% to $23.9 million as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits, which stemmed from increases in the country’s overall money supply as a result of the FRB’s utilization of a variety of monetary policy tools to stimulate the economy and influence overall growth and distribution of credit, bank loans, investments and deposits, coupled with general uncertainty amid the COVID-19 pandemic. In addition, the decline in interest expense was also due to a decrease in interest expense on borrowed funds of $1.0 million, or 10.8%, to $7.9 million. The increase in interest income was primarily due to increased volume of securities held for investment that was primarily attributable to the Company’s investment of net deposit inflows, partially offset by a decrease in yield, which resulted in a net increase in investment security interest income of $7.0 million, or 37.4%, to $25.9 million. This increase was partially offset by a decline in loan interest income of $4.5 million, or 2.8%, to $158.7 million for the year 2020 compared to the year 2019. The aforementioned increase in the country’s overall money supply also played a role in the decline in loan interest income, as such increase, coupled with the general economic uncertainty amid the COVID-19 pandemic, weakened customer loan demand and line utilization. Loan purchase discount accretion contributed $9.1 million to net interest income for the year ended December 31, 2020, compared to $14.0 million for the year ended December 31, 2019. Net fee accretion for PPP loans for the year 2020 was $5.4 million, compared to none for the year 2019.
The tax equivalent net interest margin for 2020 was 3.30%, down 52 basis points from the net interest margin of 3.82% for 2019. The yield on loans decreased 69 basis points, approximately 7 basis points of which was attributable to PPP loans, which have a coupon rate of 1%. The tax equivalent yield on investment securities decreased by 57 basis points. Combined, the resulting yield on interest-earning assets for the year ended December 31, 2020 was 86 basis points lower than the year ended December 31, 2019, and reflected the origination and re-pricing of loans at generally lower coupon rates compared to existing portfolio coupon rates, as well as a shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans. The cost of interest-bearing deposits decreased 37 basis points, while the average cost of borrowings was lower by 45 basis points for the full year 2020 as compared to the full year of 2019. The FRB decreased the target federal funds interest rate by a total of 25 basis points in each of August, September and October of 2019, and an additional 150 basis points in March 2020 in response to the COVID-19 pandemic, which contributed to the decreased interest rates for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

Credit Loss Expense
We recorded credit loss expense of $28.4 million during 2020 compared to $7.2 million in 2019, an increase of $21.2 million, or 296.3%. The increase in credit loss expense reflects the impact that the COVID-19 pandemic had on current and forecasted economic conditions utilized in our ACL model. Specifically, the economic forecast used by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy. General deterioration in these loss drivers, coupled with any changes to our modeling assumptions stemming from overall uncertainties in the current and future economic conditions, impacts the recorded credit loss expense. In addition, upon the Company's adoption of the CECL accounting guidance on January 1, 2020, the methodology for estimating the total amount of the credit loss expense changed. Specifically, for the year ended December 31, 2020, we utilized the current expected credit loss methodology, as compared to incurred loss methodology that was utilized in the prior year comparable period. The total amount of net loans charged off in the year ended December 31, 2020 was lower at $5.3 million, as compared to $7.4 million in the year ended December 31, 2019.
Noninterest Income
The following table sets forth the various categories of noninterest income for the years ended December 31, 2020, 2019, and 2018.

	For the Year Ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Investment services and trust activities	$9,632	$8,040	$1,592	19.8%	$8,040	$4,953	$3,087	62.3%
Service charges and fees	6,178	7,452	(1,274)	(17.1)	7,452	6,157	1,295	21.0
Card revenue	5,719	5,594	125	2.2	5,594	4,223	1,371	32.5
Loan revenue	10,185	3,789	6,396	168.8	3,789	3,622	167	4.6
Bank-owned life insurance	2,226	1,877	349	18.6	1,877	1,610	267	16.6
Insurance commissions	—	734	(734)	(100.0)	734	1,284	(550)	(42.8)
Investment securities gains, net	184	90	94	104.4	90	193	(103)	(53.4)
Other	4,496	3,670	826	22.5	3,670	1,173	2,497	212.9
Total noninterest income	$38,620	$31,246	$7,374	23.6%	$31,246	$23,215	$8,031	34.6%

Total noninterest income for the year ended December 31, 2020 was $38.6 million, an increase of $7.4 million, or 23.6%, from $31.2 million during the same period of 2019. The largest driver of the increase was an increase of $6.4 million, or 168.8%, in loan revenue, which reflected robust production from the Company’s residential mortgage business as low interest rates drove new purchase and refinance volumes coupled with the inclusion of a full year of the acquired ATBancorp operations. Similarly, the $1.6 million increase in 2020 from investment services and trust activities reflected the first full year of acquired ATBancorp operations in the Company’s results. Finally, ‘Other’ noninterest income increased $0.8 million due primarily to a $1.9 million increase in commercial loan swap program revenue offset by a $1.1 million pre-tax gain on sale of MidWestOne Insurance Services, Inc. assets recognized in June 2019 with no such gain recognized in 2020. The MidWestOne Insurance Services, Inc. subsidiary was dissolved effective December 2019. Partially offsetting these increases was a reduction of service charges and fees income of $1.3 million and a decline of $0.7 million in insurance commissions that stemmed from the aforementioned sale and dissolution of the insurance subsidiary in 2019.

Noninterest Expense
The following table sets forth the various categories of noninterest expense for the years ended December 31, 2020, 2019, and 2018.

	For the Year Ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change	2019	2018	$ Change	% Change
Compensation and employee benefits	$66,397	$65,660	$737	1.1%	$65,660	$49,758	$15,902	32.0%
Occupancy expense of premises, net	9,348	8,647	701	8.1	8,647	7,597	1,050	13.8
Equipment	7,865	7,717	148	1.9	7,717	5,565	2,152	38.7
Legal and professional	6,153	8,049	(1,896)	(23.6)	8,049	4,641	3,408	73.4
Data processing	5,362	4,579	783	17.1	4,579	2,951	1,628	55.2
Marketing	3,815	3,789	26	0.7	3,789	2,660	1,129	42.4
Amortization of intangibles	6,976	5,906	1,070	18.1	5,906	2,296	3,610	157.2
FDIC insurance	1,858	690	1,168	169.3	690	1,533	(843)	(55.0)
Communications	1,746	1,701	45	2.6	1,701	1,353	348	25.7
Foreclosed assets, net	150	580	(430)	(74.1)	580	21	559	2,661.9
Other	8,723	10,217	(1,494)	(14.6)	10,217	4,840	5,377	111.1
Goodwill impairment	31,500	—	31,500	N/A	—	—	—	N/A
Total noninterest expense	$149,893	$117,535	$32,358	27.5%	$117,535	$83,215	$34,320	41.2%

	For the Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Merger-related expenses:
Compensation and employee benefits	$—	$5,435	$—
Equipment	7	483	2
Legal and professional	—	2,762	680
Data processing	44	90	100
Other	10	360	15
Total impact of merger-related expenses to noninterest expense	$61	$9,130	$797
Noninterest expense was $149.9 million for the year ended December 31, 2020, an increase of $32.4 million, or 27.5%, from $117.5 million for the year ended December 31, 2019. The increase in noninterest expense was primarily due to a $31.5 million goodwill impairment charge that was recorded in the third quarter of 2020. Excluding the goodwill impairment charge, noninterest expense increased $0.9 million, or 0.7%, and was impacted by the acquisition of ATBancorp that was completed on May 1, 2019, which resulted in overall higher noninterest expenses in 2020 as compared to 2019, offset by a reduction in merger-related costs between these years.
Full-time equivalent employee levels were 757, 771, and 597 at December 31, 2020, 2019 and 2018, respectively.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 50.3% for 2020 compared with 13.1% for 2019. Excluding non-deductible goodwill impairment, the effective income tax rate for the full year 2020 was 14.9%, reflecting benefits related to general business and renewable energy tax credits and tax exempt interest.

Financial Condition
Following is a table that represents the major categories of the Company’s balance sheet:

	December 31,	December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Assets
Cash and cash equivalents	$82,659	$73,484	$9,175	12.5%
Loans held for sale	59,956	5,400	54,556	1,010.3
Debt securities available for sale	1,657,381	785,977	871,404	110.9
Loans held for investment, net of unearned income	3,482,223	3,451,266	30,957	0.9
Allowance for credit losses	(55,500)	(29,079)	(26,421)	90.9
Total loans held for investment, net	3,426,723	3,422,187	4,536	91.8
Other assets	329,929	366,525	(36,596)	(10.0)
Total assets	$5,556,648	$4,653,573	$903,075	19.4%
Liabilities and Shareholders’ Equity
Total deposits	$4,547,049	$3,728,655	$818,394	21.9%
Total borrowings	439,480	371,009	68,471	18.5
Other liabilities	54,869	44,927	9,942	22.1
Total shareholders’ equity	515,250	508,982	6,268	1.2
Total liabilities and shareholders’ equity	$5,556,648	$4,653,573	$903,075	19.4%

Debt Securities
The composition of debt securities available for sale was as follows:

	December 31,
(dollars in thousands)	2020		2019
Debt securities available for sale
U.S. Government agencies and corporations	$361	—%	$441	0.1%
States and political subdivisions	628,346	37.9	257,205	32.7
Mortgage-backed securities	94,018	5.7	43,530	5.5
Collateralized mortgage obligations	565,836	34.1	292,946	37.3
Corporate debt securities	368,820	22.3	191,855	24.4
Fair value of debt securities available for sale	$1,657,381	100.0%	$785,977	100.0%

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
Debt securities available for sale are carried at fair value. As of December 31, 2020, the fair value of our debt securities available for sale was $1.7 billion, an increase of $871.4 million from $786.0 million at December 31, 2019, primarily driven by the increased levels of deposit balances. There were $34.6 million of gross unrealized gains and $1.3 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized gain of $33.3 million at December 31, 2020. During the quarter ended December 31, 2019, the Company transferred all of its debt securities classified as held to maturity to available for sale.
As of December 31, 2020 and 2019, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the following government agencies and government-sponsored enterprises: FHLMC, the FNMA, and the GNMA. The receipt of principal, at par, and interest on these securities is guaranteed by the respective government agency or government-sponsored enterprise, and as such the Company believes exposure for credit-related losses from its mortgage-backed securities and collateralized mortgage obligations is reduced. Further, the Company owns several privately issued collateralized mortgage obligations. These securities are structured with high levels of credit enhancement and carry the highest ratings from the credit rating agencies.

The maturities, carrying values and weighted average yields of debt securities as of December 31, 2020 were as follows:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities available for sale:
U.S. Government agencies and corporations	$—	—%	$361	2.05%	$—	—%	$—	—%
States and political subdivisions (1)	9,879	3.12	83,247	2.98	199,172	2.37	336,048	2.43
Mortgage-backed securities (2)	—	—	11,228	2.48	2,419	2.48	80,371	1.81
Collateralized mortgage obligations (2)	—	—	19	2.94	4,027	1.48	561,790	1.49
Corporate debt securities	31,471	2.78	210,606	2.14	120,923	3.72	5,820	4.18
Total debt securities available for sale	$41,350	2.86%	$305,461	2.38%	$326,541	2.86%	$984,029	1.85%
(1) Yield is on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2) These securities are presented based upon contractual maturities.
As of December 31, 2020, no non-agency issuer’s securities exceeded 10% of the Company’s total shareholders’ equity.
Loans
The composition of our loan portfolio by type of loan was as follows:

	As of December 31,
	2020		2019		2018		2017		2016
		% of		% of		% of		% of		% of
(dollars in thousands)	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
Agricultural	$116,392	3.3%	$140,446	4.1%	$96,956	4.1%	$105,512	4.6%	$113,343	5.2%
Commercial and industrial	1,055,488	30.3	835,236	24.2	533,188	22.2	503,624	22.0	460,970	21.3
Commercial real estate:
Construction & development	181,291	5.2	298,077	8.6	217,617	9.1	165,276	7.3	126,685	5.9
Farmland	144,970	4.2	181,885	5.3	88,807	3.7	87,868	3.8	94,979	4.4
Multifamily	256,525	7.4	227,407	6.6	134,741	5.6	134,506	5.9	136,003	6.3
Commercial real estate-other	1,149,575	33.0	1,107,490	32.1	826,163	34.4	784,321	34.3	706,576	32.6
Total commercial real estate	1,732,361	49.8	1,814,859	52.6	1,267,328	52.8	1,171,971	51.3	1,064,243	49.2
Residential real estate:
One- to four-family first liens	355,684	10.2	407,418	11.8	341,830	14.3	352,226	15.4	372,233	17.2
One- to four-family junior liens	143,422	4.1	170,381	4.9	120,049	5.0	117,204	5.1	117,763	5.4
Total residential real estate	499,106	14.3	577,799	16.7	461,879	19.3	469,430	20.5	489,996	22.6
Consumer	78,876	2.3	82,926	2.4	39,428	1.6	36,158	1.6	36,591	1.7
Loans held for investment, net of unearned income	$3,482,223	100.0%	$3,451,266	100.0%	$2,398,779	100.0%	$2,286,695	100.0%	$2,165,143	100.0%
Loans held for sale	$59,956		$5,400		$666		$856		$4,241
Loans held for investment, net of unearned income, increased $31.0 million, or 0.9%, to $3.48 billion as of December 31, 2020 from $3.45 billion at December 31, 2019, primarily as a result of the Company’s participation in the PPP, offset in part by loan paydowns. Excluding the impact of PPP, organic loan growth was negatively impacted by COVID-19, as the increase in the country’s overall money supply that stemmed from the FRB’s utilization of a variety of monetary policy tools to stimulate the economy and influence overall growth and distribution of credit, bank loans, investments and deposits, coupled with general economic uncertainty, weakened customer loan demand and line utilization. As of December 31, 2020, the amortized cost basis of PPP loans was $259.3 million, or 7.4% of loans held for investment, net of unearned income.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $991.4 million and $900.8 million as of December 31, 2020 and 2019, respectively.

Our loan to deposit ratio decreased to 76.58% at year end 2020 from 92.56% at the end of 2019, with our target range for this ratio being between 80% and 90%. The loan to deposit ratio was below our target range at year-end 2020 as a result of loan payoffs experienced during the year coupled with lower loan demand and line utilization. In addition, deposit growth fueled by government stimulus was principally utilized to purchase debt securities and payoff long-term debt.
The following table sets forth remaining maturities and rate types of loans at December 31, 2020:

					Maturities Within		Maturities After
		Due In			One Year		One Year
	Due Within	One to	Due After		Fixed	Variable	Fixed	Variable
(dollars in thousands)	One Year	Five Years	Five Years	Total	Rates	Rates	Rates	Rates
Agricultural	$81,194	$29,327	$5,871	$116,392	$25,223	$55,971	$29,714	$5,484
Commercial and industrial	164,252	507,906	383,330	1,055,488	45,519	118,733	609,151	282,085
Commercial real estate:
Construction & development	49,811	109,680	21,800	181,291	27,725	22,086	73,001	58,479
Farmland	18,946	65,972	60,052	144,970	16,525	2,421	81,442	44,582
Multifamily	21,209	122,972	112,344	256,525	11,555	9,654	132,904	102,412
Commercial real estate-other	159,986	438,763	550,826	1,149,575	140,053	19,933	456,685	532,904
Total commercial real estate	249,952	737,387	745,022	1,732,361	195,858	54,094	744,032	738,377
Residential real estate:
One- to four- family first liens	19,160	75,645	260,879	355,684	9,509	9,651	154,346	182,178
One- to four- family junior liens	4,885	20,479	118,058	143,422	2,882	2,003	48,553	89,984
Total residential real estate	24,045	96,124	378,937	499,106	12,391	11,654	202,899	272,162
Consumer	11,370	50,649	16,857	78,876	5,953	5,417	66,262	1,244
Total loans	$530,813	$1,421,393	$1,530,017	$3,482,223	$284,944	$245,869	$1,652,058	$1,299,352
Of the $1.55 billion of variable rate loans, approximately $804.5 million, or 52.1%, are subject to interest rate floors, with a weighted average floor rate of 4.05%.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable at December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total
Agricultural	$2,584	$—	$2,584	$2,893	$—	$2,893
Commercial and industrial	7,326	106	7,432	13,276	—	13,276
Commercial real estate:
Construction & development	1,145	—	1,145	1,494	—	1,494
Farmland	8,319	—	8,319	10,402	—	10,402
Multifamily	746	—	746	—	—	—
Commercial real estate-other	19,134	—	19,134	10,141	—	10,141
Total commercial real estate	29,344	—	29,344	22,037	—	22,037
Residential real estate:
One- to four- family first liens	1,895	625	2,520	2,556	99	2,655
One- to four- family junior liens	722	—	722	513	25	538
Total residential real estate	2,617	625	3,242	3,069	124	3,193
Consumer	79	8	87	206	12	218
Total (1)	$41,950	$739	$42,689	$41,481	$136	$41,617

(1) Starting in the second quarter of 2020, performing troubled debt restructured loans held for investment are no longer included in nonperforming assets. Prior period information has been adjusted to exclude these loans.

The gross interest income that would have been recorded in the years ended December 31, 2020, 2019 and 2018 if the nonaccrual and TDRs had been current in accordance with their original terms was $3.8 million, $5.8 million, and $2.4 million, respectively. The amount of interest collected on those loans that was included in interest income was $1.4 million, $2.4 million, and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The following table sets forth information concerning nonperforming assets and performing TDRs at December 31 for each of the years indicated:

	December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans held for investment	$41,950	$41,481	$19,924	$14,784	$20,668
Accruing loans contractually past due 90 days or more	739	136	365	207	485
Foreclosed assets, net	2,316	3,706	535	2,010	2,097
Total nonperforming assets (1)	$45,005	$45,323	$20,824	$17,001	$23,250

Nonperforming assets ratio(2)	1.29%	1.31%	0.87%	0.74%	1.07%

Performing troubled debt restructured	$2,630	$4,372	$5,284	$9,815	$7,377

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
Total nonperforming assets were $45.0 million at December 31, 2020, compared to $45.3 million at December 31, 2019, a $0.3 million, or 0.7%, decrease. Nonperforming loans increased slightly from $41.6 million, or 1.21% of total loans, at December 31, 2019, to $42.7 million, or 1.23% of total loans, at December 31, 2020, while foreclosed assets, net, decreased $1.4 million, or 37.5%, during 2020. The COVID-19 pandemic negatively impacted nonperforming asset volumes at December 31, 2020, as the Company saw a deterioration of certain credits. However, the effects of such deterioration were more than offset by the resolution of existing nonperforming assets. Foreclosed assets, net, are carried at the lower of cost or fair value less estimated costs of disposal. Additional discounts could be required to market and sell the properties, resulting in a write down through expense. The nonperforming assets ratio declined 2 basis points from 1.31% at December 31, 2019, to 1.29% at December 31, 2020.
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
When a loan officer originates a new loan, based upon proper loan authorization, they document the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. The Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Loan policy requires all credit relationships with total exposure of $5.0 million or more, as determined semi-annually as of month-end December and June, to be reviewed no less than annually. In addition, all classified (loan grades 6 through 8) and watch (loan grade 5) rated credits over $1.0 million are to be reviewed no less than annually. The individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current and anticipated performance of the loan. The results of such reviews are presented to both executive management and the audit committee of the Company's board of directors.
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

Enhanced Credit Monitoring
In response to the current economic environment, beginning in the second quarter of 2020, we performed a quarterly additional risk rating review, which encompassed all loans greater than $1 million from industry groups identified as "vulnerable" to significant impact from COVID-19 (e.g. non-essential retail, restaurants, hotels, CRE-retail, and arts, entertainment and gaming industries), in addition to the top 30 largest loan relationships. The additional risk rating review allows us to build on our existing portfolio monitoring processes, while also creating enhanced monitoring procedures to increase the penetration of our portfolio and ultimately the transparency of the risk profile of the portfolio.
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
Generally, short-term deferral of required payments would not be considered a concession. Once a restructured loan has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days or more past due or nonaccrual totals. During the year ended December 31, 2020, the Company modified 22 loans that were considered TDRs. Refer above to Note 4. Loans Receivable and the Allowance for Credit Losses for details pertaining to the modifications that were a result of COVID-19 that were not deemed to be TDRs.

Allowance for Credit Losses
The following table shows activity affecting the allowance for credit losses:

	Year ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Loans held for investment, net of unearned income	$3,482,223	$3,451,266	$2,398,779	$2,286,695	$2,165,143
Average loans held for investment, net of unearned income	$3,551,945	$3,157,127	$2,354,354	$2,201,364	$2,161,376

Allowance for loan losses at beginning of period	$29,079	$29,307	$28,059	$21,850	$19,427
Charge-offs:
Agricultural	$1,051	$1,130	$656	$1,202	$1,204
Commercial and industrial	2,502	4,774	2,752	2,338	3,066
Commercial real estate:
Construction & development	—	—	—	257	734
Farmland	267	650	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate-other	2,050	887	2,901	7,674	197
Total commercial real estate	2,317	1,537	2,901	7,931	931
Residential real estate:
One- to four- family first liens	151	61	83	250	462
One- to four- family junior liens	35	168	30	55	320
Total residential real estate	186	229	113	305	782
Consumer	737	720	618	257	98
Total charge-offs	$6,793	$8,390	$7,040	$12,033	$6,081
Recoveries:
Agricultural	$130	$32	$67	$187	$33
Commercial and industrial	1,055	195	291	232	124
Commercial real estate:
Construction & development	—	6	60	167	54
Farmland	8	202	—	24	1
Multifamily	—	—	—	—	—
Commercial real estate-other	116	103	230	100	137
Total commercial real estate	124	311	290	291	192
Residential real estate:
One- to four- family first liens	17	47	139	24	82
One- to four- family junior liens	32	58	149	156	75
Total residential real estate	49	105	288	180	157
Consumer	170	361	52	18	15
Total recoveries	$1,528	$1,004	$988	$908	$521
Net loans charged off	$5,265	$7,386	$6,052	$11,125	$5,560
Credit loss expense	$27,702	$7,158	$7,300	$17,334	$7,983
Day 1 transition adjustment from adoption of ASC 326	$3,984	$—	$—	$—	$—
Allowance for credit losses at end of period	$55,500	$29,079	$29,307	$28,059	$21,850

Net charge-off ratio(1)	0.15%	0.23%	0.26%	0.51%	0.26%
Allowance for credit losses ratio(2)	1.59%	0.84%	1.22%	1.23%	1.01%
Adjusted allowance for credit losses ratio(3)	1.72%	0.84%	1.22%	1.23%	1.01%

(1) Net charge-off ratio is calculated as net charge-offs divided by average loans held for investment, net of unearned income during the period.
(2) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(3) Non-GAAP financial measure. See the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.

The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment as of December 31 for each of the years indicated:

	December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans	Allowance Amount	Percent of Loans to Total Loans
Agricultural	$1,346	3.3%	$3,748	4.1%	$3,637	4.1%	$2,790	4.6%	$2,003	5.2%
Commercial and industrial	15,689	30.3	8,394	24.2	7,478	22.2	8,518	22.0	6,274	21.3
Commercial real estate	32,640	49.8	13,804	52.6	15,635	52.8	13,637	51.3	9,860	49.2
Residential real estate	4,882	14.3	2,685	16.7	2,349	19.3	2,870	20.5	3,458	22.6
Consumer	943	2.3	448	2.4	208	1.6	244	1.6	255	1.7
Total	$55,500	100.0%	$29,079	100.0%	$29,307	100.0%	$28,059	100.0%	$21,850	100.0%
CECL Adoption and ACL Framework: The framework requires that management's estimate reflects credit losses over the full remaining expected life of each credit, which includes the acquired loan portfolio that was previously excluded, and considers expected future changes in macroeconomic conditions. The adoption resulted in the recognition on January 1, 2020 of cumulative effect adjustments of $4.0 million related to the allowance for credit losses for loans and $3.4 million related to the liability for off-balance sheet credit exposures. See Note 1. Nature of Business and Significant Accounting Policies for additional information on the Company's adoption of CECL.
Actual Results: Our ACL as of December 31, 2020 was $55.5 million, which was 1.59% of loans held for investment, net of unearned income, as of that date. This compares with an ALL of $29.1 million as of December 31, 2019, which was 0.84% of loans held for investment, net of unearned income. The ACL at December 31, 2020 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA. When adjusted for the impact of PPP loans, the ratio of the ACL as a percentage of loans held for investment, net of unearned income, as of December 31, 2020 was 1.72%, an increase of 88 basis points from the prior year’s ratio of 0.84% (a non-GAAP financial measure - see "Non-GAAP Presentations"). The increase in the ACL is due in part to the adoption of the CECL accounting guidance, which included the one-time cumulative effect adjustment previously described. In addition, the adoption of CECL resulted in a higher allowance estimate for acquired loans, while under the prior methodology the allowance estimate for acquired loans was partially offset by purchase discounts. The increase in the ACL also reflects changes in current and forecasted conditions, which were negatively impacted by the COVID-19 pandemic, as well as changes to modeling assumptions. The liability for off-balance sheet credit exposures totaled $4.1 million as of December 31, 2020 and is included in 'Other liabilities' on the balance sheet.

The Company recorded credit loss expense related to loans of $27.7 million for the year ended December 31, 2020 as compared to $7.2 million for the year ended December 31, 2019. Gross charge-offs for the year ended December 31, 2020 were $6.8 million, while there were $1.5 million in recoveries of previously charged-off loans. The ratio of net loan charge offs to average loans for the year ended December 31, 2020 declined to 0.15% compared to 0.23% for the year ended December 31, 2019 and was the lowest level experienced over the last five years.

Economic Forecast: At December 31, 2020, the economic forecast used by the Company showed the following: (1) Midwest unemployment – slight increase over the next three forecasted quarters, with a decline in the fourth forecasted quarter; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - a decrease in the first forecasted quarter, followed by increases in the following three quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - an increase over the forecasted four quarters. These loss drivers saw overall economic improvement when compared to the previously disclosed third quarter 2020 results, but are consistently worse when compared to recent historical trends over the past several years, largely as a result of the COVID-19 pandemic.

Loan Policy: We specifically evaluate all nonaccrual loans greater than $250,000 individually on a quarterly basis to estimate the appropriate allowance due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At December 31, 2020, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status.

Based on the inherent risk in the loan portfolio, management believed that as of December 31, 2020, the ACL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary. See Note 4. Loans Receivable and the Allowance for Credit Losses for additional information related to the allowance for credit losses.

Goodwill and Other Intangible Assets
Goodwill was $62.5 million as of December 31, 2020, a decline of $29.4 million, or 32.0%, from $91.9 million at December 31, 2019 due to the $31.5 million goodwill impairment that was recorded in the third quarter of 2020, offset in part by the $2.1 million purchase accounting adjustment from the merger with ATBancorp that was finalized in the first quarter of 2020. Other intangible assets were $25.2 million at December 31, 2020, a decrease of $7.0 million, or 21.7%, from $32.2 million at December 31, 2019 due to the additional amortization of these assets.
Deposits
The composition of deposits was as follows:

	As of December 31, 2020		As of December 31, 2019
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$910,655	20.0%	$662,209	17.8%
Interest checking deposits	1,351,641	29.8%	962,830	25.7%
Money market deposits	918,654	20.2%	763,028	20.5%
Savings deposits	529,751	11.7%	387,142	10.4%
Time deposits under $250,000	581,471	12.8%	682,232	18.3%
Time deposits of $250,000 or more	254,877	5.6%	271,214	7.3%
Total deposits	$4,547,049	100.0%	$3,728,655	100.0%
Deposits increased $818.4 million from December 31, 2019, or 21.9%, reflecting the combination of fiscal stimulus and general economic uncertainty amid the COVID-19 pandemic. Approximately 81.3% of our total deposits were considered “core” deposits as of December 31, 2020, compared to 74.2% at December 31, 2019. We consider core deposits to be the total of all deposits other than certificates of deposit and brokered money market deposits.
The following table shows the composition and average balance of deposits for the indicated years:

	Year Ended December 31,
	2020			2019			2018			2017			2016
	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average	Average	%	Average
(dollars in thousands)	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate	Balance	Total	Rate
Non-interest-bearing deposits	$832,038	19.9%	N/A	$586,100	17.4%	NA	$455,223	17.5%	NA	$471,170	18.8%	NA	$512,383	21.0%	NA
Interest-bearing checking and money market	1,953,134	46.7	0.42%	1,573,436	46.8	0.78%	1,215,428	46.6	0.49%	1,152,350	46.0	0.32%	1,087,757	44.5	0.29%
Savings deposits	454,000	10.8	0.31	329,199	9.8	0.33	214,244	8.2	0.12	205,204	8.2	0.10	195,237	8.0	0.14
Time deposits	945,234	22.6	1.52	873,978	26.0	1.90	723,830	27.7	1.54	674,757	27.0	1.13	649,986	26.5	0.92
Total deposits	$4,184,406	100.0%	0.57%	$3,362,713	100.0%	0.89%	$2,608,725	100.0%	0.66%	$2,503,481	100.0%	0.46%	$2,445,363	100.0%	0.38%
Time deposits of $100,000 and over at December 31, 2020 had the following maturities:

(in thousands)
Three months or less	$147,576
Over three through six months	106,596
Over six months through one year	81,179
Over one year	117,570
Total	$452,921

Short-Term Borrowings
Federal funds purchased: The Bank purchases federal funds for short-term funding needs from correspondent and regional banks. As of December 31, 2020 and 2019, the Bank had no federal funds purchased.
Securities Sold Under Agreements to Repurchase: Securities sold under agreement to repurchase rose $57.0 million, or 48.6%, to $174.3 million as of December 31, 2020, compared with $117.2 million as of December 31, 2019. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts.
Federal Home Loan Bank Advances: The Bank utilizes FHLB short-term advances for short-term funding needs. As of December 31, 2020 and 2019, FHLB advances were $56.5 million and $22.1 million, respectively.
Line of Credit: The Bank entered into a line of credit agreement with a correspondent bank under which the Company is able to borrow up to $25.0 million from an unsecured revolving credit facility. The Company had nothing outstanding under this revolving credit facility as of both December 31, 2020 and 2019.
See Note 11. Short-Term Borrowings to our consolidated financial statements for additional information related to short-term borrowings.
Long-Term Debt
Finance Lease Payable: The Company has one existing finance lease for a banking office location, with a present value liability of $1.1 million as of December 31, 2020, as compared to $1.2 million as of December 31, 2019.
Junior Subordinated Notes Issued to Capital Trusts: Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $41.8 million as of December 31, 2020, compared to $41.6 million as of December 31, 2019.
Subordinated Debentures: On May 1, 2019, the Company assumed $10.9 million in aggregate principal amount of subordinated debentures as a result of the merger with ATBancorp. In addition, on July 28, 2020, the Company completed a private placement offering of $65.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. As a result of the offering, the balance of subordinated debentures increased to $74.6 million at December 31, 2020, as compared to $10.9 million at December 31, 2019.
Federal Home Loan Bank Borrowings: FHLB borrowings totaled $91.2 million as of December 31, 2020, compared to $145.7 million as of December 31, 2019, a decrease of $54.5 million, or 37.4% due to maturities of FHLB advances. We utilize FHLB borrowings as a supplement to customer deposits to fund interest earning assets and to assist in managing interest rate risk.
Other Long-Term Debt: On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. The note was paid-off on June 30, 2020.
On April 30, 2019, the Company entered into a $35.0 million unsecured note in connection with the ATBancorp acquisition, with a maturity date of April 30, 2024. The note was paid-off on November 3, 2020.
See Note 12. Long-Term Debt to our consolidated financial statements for additional information related to long-term debt.

The following table sets forth the distribution of borrowed funds and weighted average interest rates.

	December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
(dollars in thousands)	Balance	Average Rate	Balance	Average Rate	Balance	Average Rate
Federal funds purchased, repurchase agreements, and FHLB overnight advances	$230,789	0.28%	$139,349	1.17%	$131,422	1.70%
FHLB borrowings	91,198	1.92	145,700	2.25	136,000	2.45
Junior subordinated notes issued to capital trusts	41,763	2.17	41,587	3.85	23,888	4.97
Subordinated debentures	74,634	5.86	10,899	6.50	—	—
Finance lease payable	1,096	8.89	1,224	8.89	—	—
Other long-term debt	—	—	32,250	3.44	7,500	3.78
Total	$439,480	1.77%	$371,009	2.27%	$298,810	2.35%
The following table sets forth the maximum amount of borrowed funds outstanding at any month-end for the periods presented.

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Federal funds purchased, repurchase agreements, and FHLB overnight advances	$230,789	$159,236	$131,420
Line of credit	10,000	—	—
FHLB borrowings	140,691	160,755	148,000
Junior subordinated notes issued to capital trusts	41,763	44,030	23,888
Subordinated debentures	74,761	10,903	—
Finance lease payable	1,215	1,329	—
Other long-term debt	32,250	41,250	12,500
Total	$531,469	$417,503	$315,808
The following table sets forth the average amount of and the average rate paid on borrowed funds.

	Year Ended December 31,
	2020		2019		2018
	Average	Average	Average	Average	Average	Average
(dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Federal funds purchased, repurchase agreements, and FHLB overnight advances	$154,149	0.53%	$124,956	1.46%	$105,094	1.24%
Line of credit	3,197	2.88	—	—	—	—
FHLB borrowings	114,325	2.00	151,764	2.30	133,814	1.95
Junior subordinated notes issued to capital trusts	41,676	3.37	35,956	5.15	23,841	4.97
Subordinated debentures	38,254	6.09	7,304	6.31	—	—
Finance lease payable	1,161	8.79	1,282	8.81	—	—
Other long-term debt	25,032	2.57	27,844	3.97	10,596	3.77
Total	$377,794	2.03%	$349,106	2.53%	$273,345	2.01%
Off-Balance-Sheet Transactions
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

The following table summarizes the Bank’s commitments by expiration period, as of December 31, 2020:

		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$897,274	$321,966	$252,364	$47,801	$275,143
Commitments to sell loans	59,956	59,956	—	—	—
Standby letters of credit	34,212	24,025	8,055	579	1,553
Total	$991,442	$405,947	$260,419	$48,380	$276,696
Capital Resources
Contractual Obligations
We are a party to many contractual financial obligations, including repayments of deposits and borrowings and payments for noncancellable operating lease and finance lease obligations. The table below summarizes certain future financial obligations of the Company due by period, as of December 31, 2020:

Contractual Obligations		Less than	1 to 3	3 to 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Time certificates of deposit	$836,348	$651,374	$160,611	$23,292	$1,071
Federal funds purchased, repurchase agreements, and FHLB overnight advances	230,789	230,789	—	—	—
FHLB borrowings	91,198	43,085	42,101	6,012	—
Junior subordinated notes issued to capital trusts	41,763	—	—	—	41,763
Subordinated debentures	74,634	—	10,882	—	63,752
Noncancellable operating leases and finance lease obligations	7,274	1,347	2,410	1,439	2,078
Total	$1,282,006	$926,595	$216,004	$30,743	$108,664
Shareholders’ Equity & Capital Adequacy
Total shareholders’ equity was $515.3 million as of December 31, 2020, compared to $509.0 million as of December 31, 2019, an increase of $6.3 million, or 1.23%. The total shareholders’ equity to total assets ratio was 9.27% at December 31, 2020, down from 10.94% at December 31, 2019. Dividends per common share were $0.88 and $0.81 for the years ended December 31, 2020 and 2019, respectively.
The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. Pursuant to the Basel III Rules, the Company and the Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and a leverage ratio consisting of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). As of December 31, 2020, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized (including the capital conservation buffer). See Note 17. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our consolidated financial statements for additional information related to our regulatory capital ratios.

In order to be a “well-capitalized” depository institution, the Company and the Bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of 2.5% of Common Equity Tier 1 Capital, is also established above the regulatory minimum capital requirements.
Stock Compensation
On April 20, 2017, the Company’s shareholders approved the MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan is the successor to the MidWestOne Financial Group, Inc. 2008 Equity Incentive Plan (the “2008 Plan”), which expired on November 20, 2017.
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2020, May 15, 2020, August 15, 2020, and November 15, 2020 in the amounts of 48,066, 17,083, 6,579, and 437 respectively. Additionally, during the year ended 2020, 39,005 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 4,973 shares were surrendered by grantees to satisfy tax requirements, and 1,396 unvested restricted stock units were forfeited.
During the fourth quarter of 2020, the Company's board of directors authorized resuming repurchases under of the Company's share repurchase program. The Company previously announced the temporary suspension of its share repurchase program in light of market conditions associated with the COVID-19 pandemic.
See Note 15. Stock Compensation Plans to our consolidated financial statements for additional information related to our stock compensation program.
Liquidity
Liquidity Management
Liquidity management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. Excess liquidity is invested generally in short-term U.S. government and agency securities, short- and medium-term state and political subdivision securities, and other investment securities. Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. The balances of these assets are dependent on our operating, investing, and financing activities during any given period.
Generally, the government’s response to the COVID-19 pandemic in the form of fiscal stimulus payments to individuals, coupled with economic uncertainty stemming from the pandemic, increased liquidity during 2020.
Cash and cash equivalents are summarized in the table below:

	Year Ended December 31,
	2020	2019	2018
(dollars in thousands)
Cash and due from banks	$65,078	$67,174	$43,787
Interest-bearing deposits	17,409	6,112	1,693
Federal funds sold	172	198	—
Total	$82,659	$73,484	$45,480
Generally, our principal sources of funds are deposits, advances from the FHLB, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, our federal funds lines, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. The Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank Discount Window and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. We also hold debt securities classified as available for sale that could be sold to meet liquidity needs if necessary.

Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $9.2 million for the year ended December 31, 2020 and $47.3 million for the year ended December 31, 2019.
As of December 31, 2020, we had outstanding commitments to extend credit to borrowers of $897.3 million, standby letters of credit of $34.2 million, and commitments to sell loans of $60.0 million. Certificates of deposit maturing in one year or less totaled $651.4 million as of December 31, 2020. We believe that a significant portion of these deposits will remain with us upon maturity.
Dividends
Our ability to pay dividends to our shareholders is affected by both corporate law considerations and policies of the FRB applicable to bank holding companies. The FRB requires notification and must provide approval before any declaration and payment of a dividend can occur in a period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Under such circumstances, we may not pay a dividend if the FRB objects or until such time as we receive approval from the FRB. Due to the impact of the goodwill impairment charge on our earnings during the third quarter of 2020, we were required to receive approval from the FRB, as described above, prior to declaring a dividend. Such approval was received from the FRB prior to the declaration of a cash dividend of $0.22 per share by the board of directors of the Company on October 28, 2020.
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

Non-GAAP Presentations
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, tangible common equity, tangible book value per share, tangible common equity ratio, net interest margin (tax equivalent), core net interest margin, efficiency ratio, and the adjusted allowance for credit losses ratio. Management believes these ratios and amounts provide investors with useful information regarding the Company’s profitability, financial condition and capital adequacy, consistent with how management evaluates the Company’s financial performance. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Return on Average Tangible Equity	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net income	$6,623	$43,630	$30,351
Intangible amortization, net of tax(1)	5,232	4,430	1,722
Goodwill impairment	31,500	—	—
Tangible net income	$43,355	$48,060	$32,073

Average shareholders’ equity	$515,455	$452,018	$345,734
Average intangible assets, net	(113,978)	(108,242)	(75,531)
Average tangible equity	$401,477	$343,776	$270,203

Return on average equity	1.28%	9.65%	8.78%
Return on average tangible equity(2)	10.80%	13.98%	11.87%
(1) Computed on a tax-equivalent basis, assuming an income tax rate of 25%.
(2) Tangible net income divided by average tangible equity

Tangible Common Equity / Tangible Book Value Per Share/ Tangible Common Equity Ratio	As of December 31,
(Dollars in thousands, except per share data)	2020	2019	2018
Total shareholders’ equity	$515,250	$508,982	$357,067
Intangible assets, net	(87,719)	(124,136)	(74,529)
Tangible common equity	$427,531	$384,846	$282,538

Total assets	$5,556,648	$4,653,573	$3,291,480
Intangible assets, net	(87,719)	(124,136)	(74,529)
Tangible assets	$5,468,929	$4,529,437	$3,216,951

Book value per share	$32.17	$31.49	$29.32
Tangible book value per share(1)	$26.69	$23.81	$23.20
Shares outstanding	16,016,780	16,162,176	12,180,015

Equity to assets ratio	9.27%	10.94%	10.85%
Tangible common equity ratio(2)	7.82%	8.50%	8.78%
(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

Net Interest Margin, Tax Equivalent / Core Net Interest Margin	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Net interest income	$152,964	$143,650	$105,268
Tax equivalent adjustments:
Loans(1)	2,096	1,785	1,040
Securities(1)	2,136	1,481	1,515
Net interest income, tax equivalent	$157,196	$146,916	$107,823
Loan purchase discount accretion	(9,098)	(13,977)	(2,720)
Core net interest income	$148,098	$132,939	$105,103

Net interest margin	3.21%	3.73%	3.52%
Net interest margin, tax equivalent(2)	3.30%	3.82%	3.60%
Core net interest margin(3)	3.11%	3.45%	3.51%
Average interest earning assets	$4,765,154	$3,848,275	$2,994,088
(1) The federal statutory tax rate utilized was 21%.
(2) Tax equivalent net interest income divided by average interest earning assets.
(3) Core net interest income divided by average interest earning assets.

Efficiency Ratio	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Total noninterest expense	$149,893	$117,535	$83,215
Amortization of intangibles	(6,976)	(5,906)	(2,296)
Merger-related expenses	(61)	(9,130)	(797)
Goodwill impairment	(31,500)	—	—
Noninterest expense used for efficiency ratio	$111,356	$102,499	$80,122

Net interest income, tax equivalent (1)	$157,196	$146,916	$107,823
Noninterest income	38,620	31,246	23,215
Investment securities gains, net	(184)	(90)	(193)
Net revenues used for efficiency ratio	$195,632	$178,072	$130,845

Efficiency ratio(2)	56.92%	57.56%	61.23%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2) Noninterest expense adjusted for amortization of intangibles, merger-related expenses, and goodwill impairment divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

Adjusted Allowance for Credit Losses Ratio	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Loans held for investment, net of unearned income	$3,482,223	$3,451,266	$2,398,779	$2,286,695	$2,165,143
PPP loans	$(259,261)	$—	$—	$—	$—
Core loans	$3,222,962	$3,451,266	$2,398,779	$2,286,695	$2,165,143
Allowance for credit losses	$55,500	$29,079	$29,307	$28,059	$21,850

Allowance for credit losses ratio	1.59%	0.84%	1.22%	1.23%	1.01%
Adjusted allowance for credit losses ratio(1)	1.72%	0.84%	1.22%	1.23%	1.01%
(1) Allowance for credit losses divided by core loans.

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
Net cash inflows from operating activities were $9.2 million during 2020, compared with $47.3 million in 2019 and $42.8 million in 2018. Net cash outflows from investing activities were $867.4 million during 2020, compared with net cash inflows of $72.7 million in 2019 and net cash outflows of $94.4 million in 2018. Net cash inflows from financing activities were $867.5 million during 2020, compared with net cash outflows of $92.1 million in 2019, and net cash inflows of $46.2 million in 2018.
To further mitigate liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements

Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank maintains several unsecured federal funds lines totaling $145.0 million, which are tested annually to ensure availability.

Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2020, the Bank had municipal securities with an approximate market value of $72.0 million pledged for liquidity purposes, and had a borrowing capacity of $67.7 million. There were no outstanding borrowings through the FRB Discount Window at December 31, 2020.
FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of December 31, 2020, the Bank had $91.2 million in outstanding FHLB borrowings, leaving $367.6 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits: The Bank has brokered certificate of deposit lines and deposit relationships available to help diversify its various funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company had $7.8 million in brokered time deposits through the CDARS program as of December 31, 2020. Included in interest-bearing checking and money market deposits at December 31, 2020 were $14.8 million of brokered deposits in the ICS program.
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2020.
Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be a significant market risk. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. Multiple interest rate scenarios are used in this analysis which include changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or LIBOR).
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points (the effects of which are not meaningful as of December 31, 2020 in the current low interest rate environment), or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
	-200	-100	+100	+200
(dollars in thousands)
December 31, 2020
Dollar change	N/A	N/A	$2,667	$4,167
Percent change	N/A	N/A	1.8%	2.8%

December 31, 2019
Dollar change	$1,302	$101	$(638)	$(2,354)
Percent change	0.9%	0.1%	(0.5)%	(1.7)%
As of December 31, 2020, 47.3% of the Company’s interest-earning asset balances will reprice or are expected to pay down in the next 12 months, and 49.8% of the Company’s deposit balances are low cost or no cost deposits.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Adoption of New Accounting Standard
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments in 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses).

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses
At December 31, 2020, the Company’s total loans were $3.5 billion and the associated allowance for credit losses was $55.5 million. As explained in Note 1 of the consolidated financial statements, the allowance for credit losses consists of reserves for expected losses over the life of the loans that have been identified by management related to specific borrowing relationships that are collateral dependent financial assets evaluated for impairment (individual basis), as well as expected credit losses inherent in the loan portfolio that are not specifically identified (pool basis). The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (DCF) method or a loss-rate method to estimate expected credit losses which includes adjustments for forecast periods. In addition, management utilizes qualitative factors to adjust the calculated allowance for credit losses as appropriate. Qualitative factors are based on management’s judgement of a company, industry, or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rate loans, and reasonable and supportable forecast of economic conditions.

We identified the qualitative factors applied to the allowance for credit losses as a critical audit matter, because auditing this matter required significant auditor judgement due to the highly subjective nature of management’s significant inputs and assumptions used in the allowance for credit losses model.

Our audit procedures related to management’s evaluation and establishment of the qualitative factors applied to the allowance for credit losses include the following, among others:

•We obtained an understanding of the relevant controls related to the qualitative factors applied to the allowance for credit losses and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.
•We tested the completeness and accuracy of the data inputs used by management as a basis for the qualitative factors by agreeing them to internal and external data sources.
•We tested management’s process and evaluated the reasonableness of their inputs and assumptions by evaluating the reasonableness of the qualitative factor adjustments, including the magnitude and directional consistency of the adjustments.

Goodwill
During 2020, the Company recognized an impairment on goodwill of $31.5 million and maintains $62.5 million on the balance sheet as of December 31, 2020. As explained in Note 1 of the consolidated financial statements, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company estimates the fair value of the single reporting unit by making significant estimates and assumptions related to the specific circumstances of the reporting unit such as net interest income and net income projections, based on historical results and industry data, and the selection of an appropriate discount rate.

We identified the goodwill impairment assessment as a critical audit matter because of the complexity of the analysis and certain significant assumptions, including the projected cash flows, effective discount rate and comparable market companies. Auditing management’s assumptions required significant auditor judgment and increased audit effort, including the use of our valuation specialists.

Our audit procedures related to management’s evaluation and establishment of an impairment of goodwill include the following, among others:

•We obtained an understanding of the relevant controls related to the assessment of goodwill impairment and tested such controls for design and operating effectiveness, including controls over management’s preparation of cash flow projections, review of the significant assumptions such as discount rate and comparable market companies and review of the computations.
•We utilized internal valuation specialists to assist in:
◦Evaluating the reasonableness of the control premium used
◦Evaluating the comparable market companies used in management’s analysis
◦Developing independent estimates of discount rates based on publicly available market data and comparing the results to management’s estimates.
•We evaluated the reasonableness of management’s cash flow projections by comparing prior forecasts to historical data and by comparison of current operating ratios such as return on assets, loan to deposit ratios and net interest margin to historical and peer group results.

/s/ RSM US LLP
We have served as the Company’s auditor since 2013.
Des Moines, Iowa
March 11, 2021

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2020	2019
ASSETS
Cash and due from banks	$65,078	$67,174
Interest earning deposits in banks	17,409	6,112
Federal funds sold	172	198
Total cash and cash equivalents	82,659	73,484
Debt securities available for sale at fair value	1,657,381	785,977
Loans held for sale	59,956	5,400
Gross loans held for investment	3,496,790	3,469,236
Unearned income, net	(14,567)	(17,970)
Loans held for investment, net of unearned income	3,482,223	3,451,266
Allowance for credit losses	(55,500)	(29,079)
Total loans held for investment, net	3,426,723	3,422,187
Premises and equipment, net	86,401	90,723
Goodwill	62,477	91,918
Other intangible assets, net	25,242	32,218
Foreclosed assets, net	2,316	3,706
Other assets	153,493	147,960
Total assets	$5,556,648	$4,653,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$910,655	$662,209
Interest bearing deposits	3,636,394	3,066,446
Total deposits	4,547,049	3,728,655
Short-term borrowings	230,789	139,349
Long-term debt	208,691	231,660
Other liabilities	54,869	44,927
Total liabilities	5,041,398	4,144,591

Commitments and contingencies (Note 18)

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 16,016,780 and 16,162,176	16,581	16,581
Additional paid-in capital	300,137	297,390
Retained earnings	188,191	201,105
Treasury stock at cost, 564,237 and 418,841	(14,251)	(10,466)
Accumulated other comprehensive income	24,592	4,372
Total shareholders' equity	515,250	508,982
Total liabilities and shareholders' equity	$5,556,648	$4,653,573
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018
Interest income
Loans, including fees	$158,656	$163,163	$111,193
Taxable investment securities	17,610	13,132	11,027
Tax-exempt investment securities	8,259	5,696	5,827
Other	262	450	62
Total interest income	184,787	182,441	128,109
Interest expense
Deposits	23,919	29,927	17,331
Short-term borrowings	914	1,847	1,315
Long-term debt	6,990	7,017	4,195
Total interest expense	31,823	38,791	22,841
Net interest income	152,964	143,650	105,268
Credit loss expense	28,369	7,158	7,300
Net interest income after credit loss expense	124,595	136,492	97,968
Noninterest income
Investment services and trust activities	9,632	8,040	4,953
Service charges and fees	6,178	7,452	6,157
Card revenue	5,719	5,594	4,223
Loan revenue	10,185	3,789	3,622
Bank-owned life insurance	2,226	1,877	1,610
Insurance commissions	—	734	1,284
Investment securities gains, net	184	90	193
Other	4,496	3,670	1,173
Total noninterest income	38,620	31,246	23,215
Noninterest expense
Compensation and employee benefits	66,397	65,660	49,758
Occupancy expense of premises, net	9,348	8,647	7,597
Equipment	7,865	7,717	5,565
Legal and professional	6,153	8,049	4,641
Data processing	5,362	4,579	2,951
Marketing	3,815	3,789	2,660
Amortization of intangibles	6,976	5,906	2,296
FDIC insurance	1,858	690	1,533
Communications	1,746	1,701	1,353
Foreclosed assets, net	150	580	21
Goodwill impairment	31,500	—	—
Other	8,723	10,217	4,840
Total noninterest expense	149,893	117,535	83,215
Income before income tax expense	13,322	50,203	37,968
Income tax expense	6,699	6,573	7,617
Net income	$6,623	$43,630	$30,351
Earnings per share:
Basic	$0.41	$2.93	$2.48
Diluted	$0.41	$2.93	$2.48
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2020	2019	2018
Net income	$6,623	$43,630	$30,351

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from debt securities available for sale:
Unrealized net holding gains (losses) on debt securities available for sale arising during the period	27,546	13,663	(3,865)
Reclassification adjustment for net gains included in net income	(184)	(87)	(197)
Income tax (expense) benefit	(7,142)	(3,543)	1,060
Unrealized net gains (losses) on debt securities available for sale, net of reclassification adjustment	20,220	10,033	(3,002)
Unrealized loss from cash flow hedging instruments:
Unrealized net holding losses in cash flow hedging instruments arising during the period	(1,002)	—	—
Reclassification adjustment for net losses in cash flow hedging instruments included in income	1,002	—	—
Income tax benefit	—	—	—
Unrealized net losses on cash flow hedge instruments, net of reclassification adjustment	—	—	—
Other comprehensive income (loss), net of tax	$20,220	$10,033	$(3,002)
Comprehensive income	$26,843	$53,663	$27,349
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated
(dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$12,463	$187,486	$148,078	$(5,121)	$(2,602)	$340,304
Cumulative effect of change in accounting principle(1)	—	—	57	—	(57)	—
Net income	—	—	30,351	—	—	30,351
Other comprehensive loss	—	—	—	—	(3,002)	(3,002)
Stock options exercised (9,700 shares)	—	(68)	—	204	—	136
Release/lapse of restriction on RSUs (29,715 shares, net)	—	(635)	—	547	—	(88)
Repurchase of common stock (76,128 shares)	—	—	—	(2,129)	—	(2,129)
Share-based compensation	—	1,030	—	—	—	1,030
Dividends paid on common stock ($0.7800 per share)	—	—	(9,535)	—	—	(9,535)
Balance at December 31, 2018	$12,463	$187,813	$168,951	$(6,499)	$(5,661)	$357,067
Net income	—	—	43,630	—	—	43,630
Other comprehensive income	—	—	—	—	10,033	10,033
Issuance of common stock for acquisition of ATBancorp (4,117,536 shares), net of offering expenses of $323 and liquidity discount of $2,355	4,118	109,236	—	—	—	113,354
Release/lapse of restriction on RSUs (31,354 shares, net)	—	(815)	—	712	—	(103)
Repurchase of common stock (166,729 shares)	—	—	—	(4,679)	—	(4,679)
Share-based compensation	—	1,156	—	—	—	1,156
Dividends paid on common stock ($0.8100 per share)	—	—	(11,476)	—	—	(11,476)
Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	$508,982
Cumulative effect of change in accounting principle (2)	—	—	(5,362)	—	—	(5,362)
Net income	—	—	6,623	—	—	6,623
Other comprehensive income	—	—	—	—	20,220	20,220
Acquisition fair value finalization (3)	—	2,355	—	—	—	2,355
Release/lapse of restriction on RSUs (34,032 shares, net)	—	(988)	—	839	—	(149)
Repurchase of common stock (179,428 shares)	—	—	—	(4,624)	—	(4,624)
Share-based compensation	—	1,380	—	—	—	1,380
Dividends paid on common stock ($0.8800 per share)	—	—	(14,175)	—	—	(14,175)
Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	$515,250
(1) Reclassification due to adoption of ASU 2016-01, Financial Instruments-Overall, Recognition and Measurement of Financial Assets and Financial Liabilities.
(2) Reclassification pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1. Nature of Business and Significant Accounting Policies for additional information.
(3) Relates to the finalization of the purchase accounting adjustments for the ATBancorp acquisition. This purchase accounting adjustment had a $2.06 million impact on goodwill, $296 thousand impact on deferred income taxes, with the offsetting impact being to additional paid-in capital. See Note 7. Goodwill and Other Intangible Assets for additional information.

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$6,623	$43,630	$30,351
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	28,369	7,158	7,300
Goodwill impairment	31,500	—	—
Depreciation, amortization, and accretion	4,555	2,751	9,045
Net loss (gain) on sale of premises and equipment	32	119	(20)
Share-based compensation	1,380	1,156	1,030
Net (gain) on sale or call of debt securities available for sale	(157)	(87)	(197)
Net (gain) loss on call of debt securities held to maturity	—	(3)	4
Net (gain) loss on sale of foreclosed assets, net	(39)	87	(241)
Writedown of premises and equipment	242	—	—
Writedown of foreclosed assets	105	170	22
Net gain on sale of loans held for sale	(8,872)	(2,297)	(1,725)
Origination and participations purchased of loans held for sale	(438,215)	(115,694)	(66,180)
Proceeds from sales of loans held for sale	392,531	114,605	68,108
Gain on sale of assets of MidWestOne Insurance Services, Inc.	—	(1,076)	—
Increase in cash surrender value of bank-owned life insurance	(2,117)	(1,877)	(1,610)
(Increase) decrease in deferred income taxes, net	(5,225)	2,708	(676)
Change in:
Other assets	(5,065)	1,917	(6,996)
Other liabilities	3,512	(5,953)	4,548
Net cash provided by operating activities	$9,159	$47,314	$42,763
Cash flows from investing activities:
Purchases of equity securities	$(9)	$(10)	$(509)
Proceeds from sales of debt securities available for sale	27,391	125,452	14,490
Proceeds from maturities and calls of debt securities available for sale	267,427	91,256	73,719
Purchases of debt securities available for sale	(1,139,738)	(289,733)	(61,512)
Proceeds from sales of debt securities held to maturity	—	1,381	—
Proceeds from maturities and calls of debt securities held to maturity	—	7,008	5,509
Purchase of debt securities held to maturity	—	—	(6,008)
Net (increase) decrease in loans held for investment	(24,249)	88,960	(118,710)
Purchases of premises and equipment	(2,128)	(2,186)	(5,568)
Proceeds from sale of foreclosed assets	2,927	2,071	2,268
Proceeds from sale of premises and equipment	679	56	657
Proceeds from sale of assets held for sale	—	—	895
Proceeds of principal and earnings from bank-owned life insurance	259	—	452
Proceeds from sale of assets of MidWestOne Insurance Services, Inc.	—	1,175	—
Payments to acquire intangible assets	—	—	(125)
Net cash acquired in business acquisition	—	47,315	—
Net cash (used in) provided by investing activities	$(867,441)	$72,745	$(94,442)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	$818,046	$25,723	$7,610
Short-term borrowings	91,440	(92,834)	34,193
Proceeds from issuance of subordinated debt	65,000	—	—
Payments of subordinated debt issuance costs	(1,303)	—	—
Payments on finance lease liability	(128)	(113)	—
Proceeds from Federal Home Loan Bank borrowings	—	25,000	110,000
Payments of Federal Home Loan Bank borrowings	(54,400)	(58,000)	(89,000)
Proceeds from other long-term debt	—	35,000	—
Payments of other long-term debt	(32,250)	(10,250)	(5,000)
Proceeds from share-based award activity	—	—	137
Taxes paid relating to the release/lapse of restriction on RSUs	(149)	(103)	(89)
Dividends paid	(14,175)	(11,476)	(9,535)
Payment of stock issuance costs	—	(323)	—
Repurchase of common stock	(4,624)	(4,679)	(2,129)
Net cash provided by (used in) financing activities	$867,457	$(92,055)	$46,187
Net increase (decrease) in cash and cash equivalents	$9,175	$28,004	$(5,492)
Cash and cash equivalents:
Beginning of period	73,484	$45,480	$50,972
Ending balance	$82,659	$73,484	$45,480

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(in thousands)	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$31,558	$34,089	$22,441
Cash paid during the period for income taxes	10,545	7,269	6,245
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$1,603	$2,408	$574
Investment securities purchased but not settled	2,330	—	—
Transfer of premises and equipment to assets held for sale	1,329	580	895
Transfer from debt securities held to maturity to available for sale	—	186,447	—
Initial recognition of operating lease right of use asset	—	2,892	—
Initial recognition of operating lease liability	—	2,892	—
Transfer due to adoption of ASU 2016-03, reclassified from Retained Earnings to Allowance for Credit Losses	5,362	—	—
Transfer due to adoption of ASU 2016-01, reclassified from AOCI to Retained Earnings.	—	—	57

Supplemental Schedule of non-cash investing activities from acquisition:
Noncash assets acquired:
Debt securities available for sale	$—	$99,056	$—
Loans	—	1,138,928	—
Premises and equipment	—	18,327	—
Goodwill	—	27,264	—
Core deposit intangible	—	23,539	—
Trust customer intangible	—	4,810	—
Bank-owned life insurance	—	18,759	—
Foreclosed assets	—	3,091	—
Other assets	—	23,889	—
Total noncash assets acquired	—	1,357,663	—

Liabilities assumed:
Deposits	—	1,089,355	—
Short-term borrowings	—	100,761	—
FHLB borrowings	—	42,770	—
Junior subordinated notes issued to capital trusts	—	17,555	—
Subordinated debentures	—	10,909	—
Other liabilities	—	29,951	—
Total liabilities assumed	$—	$1,291,301	$—

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Nature of Business and Significant Accounting Policies

Nature of business: MidWestOne Financial Group, Inc. (the “Company”), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, that has elected to be a financial holding company. It is headquartered in Iowa City, Iowa and owns all of the outstanding common stock of MidWestOne Bank (the “Bank”), Iowa City, Iowa, and, until its dissolution in December 2019, all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. The Bank is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers through a total of 56 banking offices in central and eastern Iowa, the Minneapolis/St. Paul metropolitan area in Minnesota, western Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. Prior to the sale of its assets in June 2019, MidWestOne Insurance Services, Inc. provided personal and business insurance services in Cedar Falls, Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The wealth management area of the Bank administers estates, personal trusts, and conservatorship accounts along with providing other management services to customers.

On May 1, 2019, the Company acquired ATBancorp, a bank holding company whose wholly-owned banking subsidiaries were ATSB and ABTW, community banks headquartered in Dubuque, Iowa, and Cuba City, Wisconsin, respectively. The primary reasons for the acquisition were to expand the Company’s business into new markets and grow the size of the Company’s business. As consideration for the merger, we issued 4,117,536 shares of our common stock with a value of $116.0 million and paid cash in the amount of $34.8 million.

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

Risks and uncertainties: The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The pandemic has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the FRB have taken several actions designed to cushion the economic fallout. The CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations. On December 27, 2020, a new COVID-19 relief bill was signed into law by President Trump, which includes as part of the bill up to $284.5 billion of a second wave of PPP funding.

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

Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19. In accordance with CARES Act provisions and regulatory guidance as amended by the COVID-19 relief bill signed in December 2020, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact of COVID-19 may affect its borrowers’ ability to repay in future periods.

The Company’s fee income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to actively work with COVID-19 affected customers. During the second and third quarters of 2020, we temporarily waived fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, and account maintenance fees.

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

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be subsequent triggering events that could, under certain circumstances, cause us to perform a goodwill or intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill or intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on the Company’s tangible capital or regulatory capital, cash flows or liquidity position.

In the third quarter of 2020, due to the continued economic impact that COVID-19 had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, had led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020. Based upon the interim impairment assessment, we concluded that a portion of our goodwill was impaired as our estimated fair value was less than our book value on this date. The Company recorded a goodwill impairment charge of $31.5 million, which was reflected within "Noninterest expense" in the Consolidated Statements of Income. See Note 7. Goodwill and Intangible Assets for additional information.

Processes, controls and business continuity plan
The Company maintains a business continuity plan, which was enacted upon the World Health Organization’s declaration of COVID-19 as a global pandemic. Shortly after enacting the plan, the Company deployed a successful remote working strategy. The Company also implemented a number of other safety protocols, as well as initiated strategies for monitoring and responding to COVID-19 in our market areas, including customer relief efforts. As of December 31, 2020, the majority of our employees returned to work in our banking offices with no disruption to our operations. To date, no material operational or internal control challenges or risks have been identified. We have also not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material costs in future periods. Further, as of December 31, 2020, the Company also does not anticipate significant challenges in its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Credit
The Company is working with customers directly affected by COVID-19. The Company has offered and continues to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in more frequent communication with borrowers to better understand their

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
situations and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required ACL and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Certain significant estimates: The allowance for credit losses, fair value of assets acquired and liabilities assumed in a business combination, and the annual impairment testing of goodwill and other intangible assets involve certain significant estimates made by management. These estimates are reviewed by management routinely, and it is reasonably possible that circumstances that exist may change in the near-term future and that the effect could be material to the consolidated financial statements.

Principles of consolidation: The consolidated financial statements include the accounts of MidWestOne Financial Group, Inc., a bank holding company, and its wholly-owned subsidiary MidWestOne Bank, which is a state chartered bank whose primary federal regulator is the FDIC, and MidWestOne Insurance Services, Inc, until the sale of substantially all of its assets on June 30, 2019 and subsequent dissolution effective December 31, 2019. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Presentation of cash flows: For purposes of reporting cash flows, cash and due from banks includes cash on hand, amounts due from banks, and federal funds sold. Cash flows from loans, deposits, and short-term borrowings are reported net. Cash receipts and cash payments resulting from originations and sales of loans held for sale are classified as operating cash flows on a gross basis in the consolidated statements of cash flows.

The nature of the Company’s business requires that it maintain amounts due from banks that, at times, may exceed federally insured limits. In the opinion of management, no material risk of loss exists due to the various correspondent banks’ financial condition and the fact that they are well capitalized.

Investment securities: Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. As of December 31, 2020 and December 31, 2019, the Company held no debt securities classified as held to maturity. Debt securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

The Company employs valuation techniques that utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about assumptions that market participants would use, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are required to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs) or Level 3 (based on unobservable inputs) discussed in more detail in Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements.

Available for sale debt securities are recorded at fair value. Available for sale debt securities with unrealized gains are excluded from earnings and reported as a separate component of shareholders’ equity. For available for sale debt securities in an unrealized loss position, the Company evaluates the securities to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an allowance for credit losses related to debt securities AFS on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value, with a corresponding adjustment to earnings. Both the ACL and the adjustment to net income may be reversed if conditions change. However, if the Company intends to sell an impaired available for sale debt security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount must be recognized in earnings with a corresponding adjustment to the security’s amortized cost basis. Because the security’s amortized cost basis is adjusted to fair value, there is no ACL in this situation. In evaluating available for sale debt securities in unrealized loss positions for impairment and the criteria regarding its intent or requirement to sell such securities, the Company considers the extent to which fair value is less than amortized cost, whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuers’ financial condition, among other factors.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Guidance on Non-TDR Loan Modifications due to COVID-19: Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” as extended by the CAA, allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. Under Section 4013 of the CARES Act, loan modifications that qualify for such suspension are those where the borrower was not more than 30 days past due as of December 31, 2019. In addition, the loan modification being made in response to the COVID-19 pandemic must include a deferral or delay in the payment of principal or interest, or change in the interest rate on the loan. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

The relief related to TDRs was extended by the CAA, which was signed into law on December 27, 2020. As part of the CAA, relief will continue until the earlier of 60 days after the date the COVID-19 national emergency comes to an end or January 1, 2022.

Loans held for sale: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of December 31, 2020, loans held for sale were $60.0 million.

Mortgage loans held for sale are generally sold with the mortgage servicing rights retained. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price plus the value of servicing rights, less the carrying value of the related mortgage loans sold.

On December 1, 2020 the Company entered into a master participation arrangement with another bank (“seller”), that is in the business of originating qualifying, single-family mortgage loans. As part of this master participation arrangement, we agreed to provide up to $50 million in funding to the seller in order to receive our participation share of the principal and interest, less any fees paid to the seller for their service of each loan.

Allowance for credit losses related to loans held for investment: Under the current expected credit loss model, the allowance for credit losses is a valuation account estimated at each balance sheet date and deducted from the amortized cost basis of loans held for investment to present the net amount expected to be collected.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables. For the loan pools utilizing the DCF method, management utilizes one or multiple of the following economic variables: Midwest unemployment, national retail sales, CRE index, US rental vacancy rate, US gross domestic product, and HPI.

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

Collateral Dependent Financial Assets
Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the financial asset to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the financial asset exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the financial asset.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s estimate of the ACL reflects losses expected over the contractual life of the assets, adjusted for estimated prepayments or curtailments. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected TDR. A loan that has been modified or renewed is considered a TDR when two conditions are met: 1) the borrower is experiencing financial difficulty and 2) concessions are made for the borrower's benefit that would not otherwise be considered for a borrower or transaction with similar credit risk characteristics. The Company’s ACL reflects all effects of a TDR when an individual asset is specifically identified as a reasonably expected TDR. The Company has determined that a TDR is reasonably expected no later than the point when the lender concludes that modification is the best course of action and it is at least reasonably possible that the troubled borrower will accept some form of concession from the lender to avoid a default. Reasonably expected TDRs and executed non-performing TDRs are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL.

Liability for Off-Balance Sheet Credit Losses: Financial instruments include off-balance sheet credit losses, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company recognizes a liability for off-balance sheet credit losses through a charge to credit loss expense for off-balance sheet credit losses, which is included in credit loss expense in the Company’s consolidated statements of income, unless the commitments to extend credit are unconditionally cancellable. The liability for off-balance sheet credit losses is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur, and is included in other liabilities on the Company’s consolidated balance sheets.

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

Foreclosed assets, net: Real estate properties and other assets acquired through or in lieu of foreclosure are initially recorded at fair value less estimated selling cost at the date of foreclosure, establishing a new cost basis. Fair value is determined by management by obtaining appraisals or other market value information at least annually. Any write-downs in value at the date of acquisition are charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management by obtaining updated appraisals or other market value information. Any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the updated fair value less estimated selling cost. Net costs related to the holding of properties are included in noninterest expense.

Goodwill and other intangibles: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as acquisitions. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. Due to the continued economic impact that COVID-19 has had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020.

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

The Company’s annual impairment test date is October 1, 2020. The Company concluded that there was no goodwill impairment as of that date as there was no change in enterprise value from the September 30, 2020 testing date. Between the annual impairment date of October 1, 2020 and year-end December 31, 2020, there were no additional triggering events.

Certain other intangible assets that have finite lives are amortized on an accelerated basis over the estimated life of the assets. Such assets are evaluated for impairment if events and circumstances indicate a possible impairment. See Note 7. Goodwill and Intangible Assets for additional information.

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

Mortgage servicing rights: Mortgage servicing rights are recorded at fair value based on assumptions through a third-party valuation service. The valuation model incorporates assumptions that are observable in the marketplace and that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2020 and 2019.

Common stock: In 2018, under the share repurchase program that was approved by the board of directors of the Company on July 21, 2016 and in effect through December 31, 2018, the Company repurchased 33,998 shares of common stock for approximately $1.1 million. This repurchase program was later replaced by a new program that was announced in October 2018, which authorized the repurchase of $5.0 million of stock and was due to expire on December 31, 2020. Since the plan was announced in October 2018, the Company repurchased 174,702 shares of common stock for approximately $4.7 million.

On August 20, 2019, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $10.0 million of common stock through December 31, 2021. The new repurchase program replaced the Company’s prior repurchase program that was announced in October 2018. During 2019, the Company repurchased 34,157 shares of common stock under this plan at a cost of $1.0 million. During 2020, the Company repurchased 179,428 shares of common stock under this plan at a cost of $4.6 million, leaving $4.4 million of common stock available for possible future repurchases as of December 31, 2020.

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

The components of accumulated other comprehensive loss included in shareholders’ equity were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Unrealized gains (losses) on securities available for sale	$33,278	$5,916	$(7,660)
Less: Tax effect	8,686	1,544	(1,999)
Accumulated other comprehensive gain (loss), net of tax	$24,592	$4,372	$(5,661)

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

The following table illustrates the impact of ASC 326 on the allowance for credit losses on loans and the liability for off-balance sheet credit exposures:

	January 1, 2020
(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326
Assets:
Loans
Agricultural	$3,748	$(2,557)	$1,191
Commercial and industrial	8,394	2,728	11,122
Commercial real estate	13,804	1,300	15,104
Residential real estate	2,685	2,050	4,735
Consumer	448	463	911
Allowance for credit losses on loans	$29,079	$3,984	$33,063

Liabilities:
Liability for off-balance sheet credit exposures	$—	$3,433	$3,433

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accounting Guidance Pending Adoption at December 31, 2020
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. Certain optional expedients and exceptions for contract modifications and hedging relationships were amended in ASU 2021-01, Reference Rate Reform (Topic 848): Scope Refinement, issued on January 7, 2021. Entities may apply the provision as of the beginning of the reporting period when the election is made and are available until December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2.Business Combinations

On May 1, 2019, the Company acquired 100% of the equity of ATBancorp through a merger and acquired its wholly-owned banking subsidiaries ATSB and ABTW. The consideration included common stock valued at $116.0 million and cash consideration of $34.8 million.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the May 1, 2019 acquisition date net of any applicable tax effects. During 2020, as part of the finalization of purchase accounting associated with the merger, an additional $2.06 million was recorded to goodwill, $296 thousand was recorded to deferred income taxes, with the offsetting impact being to additional paid-in capital.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	May 1, 2019
Merger consideration
Share consideration	$116,032
Cash consideration	34,766
Total merger consideration		$150,798
Identifiable net assets acquired, at fair value
Assets acquired
Cash and cash equivalents	$82,081
Debt securities available for sale	99,056
Loans	1,138,928
Premises and equipment	18,327
Other intangible assets	28,349
Foreclosed assets	3,091
Other assets	42,944
Total assets acquired		1,412,776
Liabilities assumed
Deposits	$1,089,355
Short-term borrowings	100,761
Long-term debt	71,234
Other liabilities	29,951
Total liabilities assumed		1,291,301
Fair value of net assets acquired		121,475
Goodwill		$29,323
The following table summarizes ATBancorp acquisition-related expenses for the periods indicated:

	Years Ended
	December 31,
(in thousands)	2020	2019
Noninterest Expense
Compensation and employee benefits	$—	$5,435
Occupancy expense of premises, net	7	483
Legal and professional	—	2,762
Data processing	44	90
Other	10	360
Total ATBancorp acquisition-related expenses	$61	$9,130

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Debt Securities

The amortized cost and fair value of investment debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
(in thousands)
U.S. Government agencies and corporations	$355	$6	$—	$—	$361
State and political subdivisions	611,666	17,163	483	—	628,346
Mortgage-backed securities	92,261	1,758	1	—	94,018
Collateralized mortgage obligations	559,718	6,332	214	—	565,836
Corporate debt securities	360,103	9,333	616	—	368,820
Total debt securities	$1,624,103	$34,592	$1,314	$—	$1,657,381

	As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
U.S. Government agencies and corporations	$439	$2	$—	$441
State and political subdivisions	253,750	3,803	348	257,205
Mortgage-backed securities	43,009	536	15	43,530
Collateralized mortgage obligations	293,911	1,000	1,965	292,946
Corporate debt securities	188,952	3,018	115	191,855
Total debt securities	$780,061	$8,359	$2,443	$785,977

Investment securities with a carrying value of $434.7 million and $264.8 million at December 31, 2020 and December 31, 2019, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2020, aggregated by investment category and length of time in a continuous loss position:

		As of December 31, 2020
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	27	$31,489	$157	$4,065	$326	$35,554	$483
Mortgage-backed securities	7	315	1	—	—	315	1
Collateralized mortgage obligations	8	133,032	214	—	—	133,032	214
Corporate debt securities	15	35,995	523	3,311	93	39,306	616
Total	57	$200,831	$895	$7,376	$419	$208,207	$1,314

As of December 31, 2020, 27 state and political subdivisions securities with total unrealized losses of $0.5 million were held by the Company. Management evaluated these securities by considering the yield spread to treasury securities, credit agency ratings, and payment history. In addition, management evaluated the most recent financial information available for certain of these securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2020, 7 mortgage-backed securities and 8 collateralized mortgage obligations with unrealized losses totaling $0.2 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of December 31, 2020, 15 corporate debt securities with total unrealized losses of $0.6 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated the most recent financial information available for certain of these securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

Accrued interest receivable on available for sale debt securities, which is recorded within 'Other Assets,' totaled $7.3 million at December 31, 2020 and $4.2 million at December 31, 2019 and is excluded from the estimate of credit losses.
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

Proceeds and gross realized gains and losses on debt securities available for sale for the years ended December 31, 2020, 2019 and 2018, were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Proceeds from sales of debt securities available for sale	$27,391	$125,452	$14,490

Gross realized gains from sales of debt securities available for sale	$280	$143	$203
Gross realized losses from sales of debt securities available for sale	(123)	(56)	(6)
Net realized gain from sales of debt securities available for sale	$157	$87	$197

The contractual maturity distribution of investment debt securities at December 31, 2020, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$41,111	$41,350
Due after one year through five years	285,753	294,214
Due after five years through ten years	313,584	320,095
Due after ten years	331,676	341,868
	$972,124	$997,527
Mortgage-backed securities	92,261	94,018
Collateralized mortgage obligations	559,718	565,836
Total	$1,624,103	$1,657,381

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.Loans Receivable and the Allowance for Credit Losses

The composition of loans by class of receivable was as follows:

	As of December 31,
(in thousands)	2020	2019
Agricultural	$116,392	$140,446
Commercial and industrial	1,055,488	835,236
Commercial real estate:
Construction & development	181,291	298,077
Farmland	144,970	181,885
Multifamily	256,525	227,407
Commercial real estate-other	1,149,575	1,107,490
Total commercial real estate	1,732,361	1,814,859
Residential real estate:
One- to four- family first liens	355,684	407,418
One- to four- family junior liens	143,422	170,381
Total residential real estate	499,106	577,799
Consumer	78,876	82,926
Loans held for investment, net of unearned income	$3,482,223	$3,451,266
Allowance for credit losses	$(55,500)	$(29,079)
Total loans held for investment, net	$3,426,723	$3,422,187

Loans with unpaid principal in the amount of $830.2 million and $945.9 million at December 31, 2020 and December 31, 2019, respectively, were pledged to the FHLB as collateral for borrowings.

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

As of December 31, 2020, the Company had $7 thousand in commitments to lend additional funds to borrowers who have a nonaccrual loan.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing
December 31, 2020
Agricultural	$115,284	$8	$45	$1,055	$116,392	$—
Commercial and industrial	1,051,727	477	333	2,951	1,055,488	106
Commercial real estate:
Construction & development	180,059	586	42	604	181,291	—
Farmland	138,798	226	324	5,622	144,970	—
Multifamily	256,525	—	—	—	256,525	—
Commercial real estate-other	1,132,015	11,514	318	5,728	1,149,575	—
Total commercial real estate	1,707,397	12,326	684	11,954	1,732,361	—
Residential real estate:
One- to four- family first liens	351,370	2,062	566	1,686	355,684	625
One- to four- family junior liens	142,663	377	234	148	143,422	—
Total residential real estate	494,033	2,439	800	1,834	499,106	625
Consumer	78,747	43	39	47	78,876	8
Total	$3,447,188	$15,293	$1,901	$17,841	$3,482,223	$739

December 31, 2019
Agricultural	$137,715	$975	$—	$1,756	$140,446	$—
Commercial and industrial	828,842	846	270	5,278	835,236	—
Commercial real estate:					—
Construction & development	294,995	2,256	621	205	298,077	—
Farmland	175,281	362	—	6,242	181,885	—
Multifamily	227,013	394	—	—	227,407	—
Commercial real estate-other	1,102,504	1,965	347	2,674	1,107,490	—
Total commercial real estate	1,799,793	4,977	968	9,121	1,814,859	—
Residential real estate:
One- to four- family first liens	402,471	2,579	857	1,511	407,418	99
One- to four- family junior liens	169,592	518	108	163	170,381	25
Total residential real estate	572,063	3,097	965	1,674	577,799	124
Consumer	82,558	150	80	138	82,926	12
Total	$3,420,971	$10,045	$2,283	$17,967	$3,451,266	$136

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on non-accrual status, loans past due 90 days or more and still accruing by class of loan and related interest income recognized:

(in thousands)	Beginning of Period Nonaccrual	End of Period Nonaccrual	Nonaccrual with no Allowance for Credit Losses	90 Days or More Past Due And Accruing	Interest Income Recognized on Nonaccrual
As of and for the Year Ended December 31, 2020
Agricultural	$2,893	$2,584	$1,599	$—	$134
Commercial and industrial	13,276	7,326	4,349	106	361
Commercial real estate:
Construction and development	1,494	1,145	900	—	51
Farmland	10,402	8,319	7,266	—	206
Multifamily	—	746	39	—	2
Commercial real estate-other	10,141	19,134	2,497	—	108
Total commercial real estate	22,037	29,344	10,702	—	367
Residential real estate:
One- to four- family first liens	2,556	1,895	75	625	126
One- to four- family junior liens	513	722	1	—	33
Total residential real estate	3,069	2,617	76	625	159
Consumer	206	79	13	8	10
Total	$41,481	$41,950	$16,739	$739	$1,031

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2020. As of December 31, 2020, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2020 (in thousands)	2020	2019	2018	2017	2016	Prior		Total
Agricultural
Pass	$17,836	$6,959	$2,764	$2,145	$1,386	$1,833	$60,802	$93,725
Special mention / watch	4,892	1,083	117	108	553	1,103	7,210	15,066
Substandard	4,075	650	258	183	121	226	2,086	7,599
Doubtful	1	—	—	—	—	1	—	2
Total	$26,804	$8,692	$3,139	$2,436	$2,060	$3,163	$70,098	$116,392
Commercial and industrial
Pass	$546,171	$105,523	$57,055	$61,753	$38,695	$92,526	$120,498	$1,022,221
Special mention / watch	3,410	572	497	2,261	611	112	4,796	12,259
Substandard	5,014	1,539	928	656	461	3,261	9,144	21,003
Doubtful	—	—	—	1	—	3	1	5
Total	$554,595	$107,634	$58,480	$64,671	$39,767	$95,902	$134,439	$1,055,488
CRE - Construction and development
Pass	$109,885	$25,972	$14,994	$2,696	$679	$876	$22,519	$177,621
Special mention / watch	843	298	542	—	9	3	—	1,695
Substandard	597	1,132	220	—	—	26	—	1,975
Doubtful	—	—	—	—	—	—	—	—
Total	$111,325	$27,402	$15,756	$2,696	$688	$905	$22,519	$181,291
CRE - Farmland
Pass	$48,378	$25,022	$9,577	$10,490	$8,378	$13,003	$1,263	$116,111
Special mention / watch	8,088	4,583	935	660	361	237	—	14,864
Substandard	3,924	2,627	4,386	1,728	166	1,128	36	13,995
Doubtful	—	—	—	—	—	—	—	—
Total	$60,390	$32,232	$14,898	$12,878	$8,905	$14,368	$1,299	$144,970
CRE - Multifamily
Pass	$164,817	$18,992	$17,805	$10,706	$10,201	$19,581	$11,558	$253,660
Special mention / watch	345	—	—	—	59	—	—	404
Substandard	1,099	—	—	—	1,362	—	—	2,461
Doubtful	—	—	—	—	—	—	—	—
Total	$166,261	$18,992	$17,805	$10,706	$11,622	$19,581	$11,558	$256,525
CRE - other
Pass	$487,771	$129,388	$60,957	$83,393	$66,369	$91,698	$45,129	$964,705
Special mention / watch	71,141	14,870	12,415	5,953	3,756	4,335	455	112,925
Substandard	48,690	7,162	6,370	1,222	579	6,997	925	71,945
Doubtful	—	—	—	—	—	—	—	—
Total	$607,602	$151,420	$79,742	$90,568	$70,704	$103,030	$46,509	$1,149,575
RRE - One- to four- family first liens
Performing	$117,923	$46,581	$42,875	$30,628	$37,407	$68,501	$9,249	$353,164
Nonperforming	239	1	596	303	148	1,233	—	2,520
Total	$118,162	$46,582	$43,471	$30,931	$37,555	$69,734	$9,249	$355,684
RRE - One- to four- family junior liens
Performing	$19,818	$7,973	$12,140	$6,152	$3,467	$5,354	$87,795	$142,699
Nonperforming	7	—	223	17	116	190	170	723
Total	$19,825	$7,973	$12,363	$6,169	$3,583	$5,544	$87,965	$143,422
Consumer
Performing	$30,755	$13,662	$10,341	$4,960	$2,656	$6,306	$10,118	$78,798
Nonperforming	2	21	13	5	13	24	—	78
Total	$30,757	$13,683	$10,354	$4,965	$2,669	$6,330	$10,118	$78,876

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans by Origination Year						Revolving Loans
	2020	2019	2018	2017	2016	Prior		Total
Total by Credit Quality Indicator Category
Pass	$1,374,858	$311,856	$163,152	$171,183	$125,708	$219,517	$261,769	$2,628,043
Special mention / watch	88,719	21,406	14,506	8,982	5,349	5,790	12,461	157,213
Substandard	63,399	13,110	12,162	3,789	2,689	11,638	12,191	118,978
Doubtful	1	—	—	1	—	4	1	7
Performing	168,496	68,216	65,356	41,740	43,530	80,161	107,162	574,661
Nonperforming	248	22	832	325	277	1,447	170	3,321
Total	$1,695,721	$414,610	$256,008	$226,020	$177,553	$318,557	$393,754	$3,482,223

The following table sets forth the risk category of loans by class of loans and credit quality indicator used on the most recent analysis performed, as of December 31, 2019:

December 31, 2019 (in thousands)	Pass	Special Mention/Watch	Substandard	Doubtful	Loss	Total
Agricultural	$117,374	$13,292	$9,780	$—	$—	$140,446
Commercial and industrial	794,526	19,038	21,635	1	36	835,236
Commercial real estate:
Construction & development	283,921	11,423	2,733	—	—	298,077
Farmland	141,107	21,307	19,471	—	—	181,885
Multifamily	226,124	90	1,193	—	—	227,407
Commercial real estate-other	1,036,418	50,691	20,381	—	—	1,107,490
Total commercial real estate	1,687,570	83,511	43,778	—	—	1,814,859
Residential real estate:
One- to four- family first liens	396,175	4,547	6,532	164	—	407,418
One- to four- family junior liens	168,229	1,282	870	—	—	170,381
Total residential real estate	564,404	5,829	7,402	164	—	577,799
Consumer	82,650	39	218	19	—	82,926
Total	$3,246,524	$121,709	$82,813	$184	$36	$3,451,266

Allowance for Credit Losses
At December 31, 2020, the economic forecast used by the Company showed the following: (1) Midwest unemployment – slight increase over the next three forecasted quarters, with a decline in the fourth forecasted quarter; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - a decrease in the first forecasted quarter, followed by increases in the following three quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - an increase over the forecasted four quarters. These loss drivers saw overall economic improvement when compared to the previously disclosed third quarter results, but are consistently worse when compared to recent historical trends over the past several years, largely as a result of the COVID-19 pandemic.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets' totaled $14.2 million at December 31, 2020 and December 31, 2019 and is excluded from the estimate of credit losses.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Years Ended December 31, 2020, 2019, and 2018
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2020
Beginning balance, prior to the adoption of ASC 326	$3,748	$8,394	$13,804	$2,685	$448	$29,079
Day 1 transition adjustment from adoption of ASC 326	(2,557)	2,728	1,300	2,050	463	$3,984
Charge-offs	(1,051)	(2,502)	(2,317)	(186)	(737)	(6,793)
Recoveries	130	1,055	124	49	170	1,528
Credit loss expense (1)	1,076	6,014	19,729	284	599	27,702
Ending balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
2019
Beginning balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
Charge-offs	(1,130)	(4,774)	(1,537)	(229)	(720)	(8,390)
Recoveries	32	195	311	105	361	1,004
Credit loss expense	1,209	5,495	(605)	460	599	7,158
Ending balance	$3,748	$8,394	$13,804	$2,685	$448	$29,079
2018
Beginning balance	$2,790	$8,518	$13,637	$2,870	$244	$28,059
Charge-offs	(656)	(2,752)	(2,901)	(113)	(618)	(7,040)
Recoveries	67	291	290	288	52	988
Credit loss expense	1,436	1,421	4,609	(696)	530	7,300
Ending balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.7 million related to off-balance sheet credit exposures for the year ended December 31, 2020.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of December 31, 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,088	$6,582	$28,235	$427	$8	$37,340
Collectively evaluated for impairment	114,304	1,048,906	1,704,126	498,679	78,868	3,444,883
Total	$116,392	$1,055,488	$1,732,361	$499,106	$78,876	$3,482,223
Allowance for credit losses:
Individually evaluated for impairment	$66	$799	$2,031	$179	$—	$3,075
Collectively evaluated for impairment	1,280	14,890	30,609	4,703	943	52,425
Total	$1,346	$15,689	$32,640	$4,882	$943	$55,500

	As of December 31, 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$4,312	$12,242	$16,082	$838	$21	$33,495
Collectively evaluated for impairment	135,246	822,939	1,781,306	572,865	82,864	3,395,220
Purchased credit impaired loans	888	55	17,471	4,096	41	22,551
Total	$140,446	$835,236	$1,814,859	$577,799	$82,926	$3,451,266
Allowance for loan losses:
Individually evaluated for impairment	$212	$2,198	$1,180	$73	$—	$3,663
Collectively evaluated for impairment	3,536	6,194	11,836	2,152	448	24,166
Purchased credit impaired loans	—	2	788	460	—	1,250
Total	$3,748	$8,394	$13,804	$2,685	$448	$29,079

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of December 31, 2020
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$516	$824	$748	$2,088	$66
Commercial and industrial	667	3,037	2,878	6,582	799
Commercial real estate:
Construction and development	899	—	—	899	—
Farmland	7,850	—	—	7,850	88
Multifamily	746	—	—	746	202
Commercial real estate-other	18,740	—	—	18,740	1,741
Residential real estate:
One- to four- family first liens	204	—	—	204	132
One- to four- family junior liens	223	—	—	223	47
Consumer	—	8	—	8	—
Total	$29,845	$3,869	$3,626	$37,340	$3,075

Troubled Debt Restructurings
TDRs totaled $11.0 million as of December 31, 2020 and December 31, 2019. The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs may include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	2020			2019			2018
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CONCESSION - Interest rate reduction
Commercial and industrial	1	$143	$143	—	$—	$—	—	$—	$—

CONCESSION - Extended maturity date
Agricultural	—	—	—	7	341	341	—	—	—
Commercial and industrial	2	480	480	3	6,309	6,309	—	—	—
Farmland	—	—	—	1	158	158	1	86	86
Multifamily	1	39	39	—	—	—	—	—	—
Commercial real estate-other	3	759	808	—	—	—	—	—	—
One- to four- family first liens	3	274	278	4	294	293	1	39	46
One- to four- family junior liens	—	—	—	6	168	168	—	—	—

CONCESSION - Other
Agricultural	4	848	858	—	—	—	—	—	—
Farmland	3	504	514	—	—	—	—	—	—
Multifamily	1	706	706	—	—	—	—	—	—
Commercial real estate-other	1	667	667	—	—	—	—	—	—
One- to four- family first liens	3	317	317	—	—	—	—	—	—
Total	22	$4,737	$4,810	21	$7,270	$7,269	2	$125	$132

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans by class of financing receivable modified as TDRs that redefaulted within 12 months subsequent to restructure during the stated periods were:

	2020		2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
Agricultural	—	$—	6	$315	—	$—
Commercial and industrial	1	142	—	—	—	—
Farmland	—	—	1	158	—	—
Commercial real estate-other	—	—	—	—	1	46
One- to four- family first liens	2	203	3	239	—	—
One- to four- family junior liens	—	—	2	30	—	—

CONCESSION - Other
Agricultural	1	59	—	—	—	—
Farmland	1	150	—	—	—	—
One- to four- family first liens	1	169	—	—	—	—
Total	6	$723	12	$742	1	$46

Modifications in response to COVID-19:

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act and the Consolidated Appropriates Act, 2021, along with a joint interagency statement issued by the federal banking agencies provide that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for the initial deferral of three months of principal and/or interest. The deferred interest is due and payable at the end of the deferral period and the deferred principal is due and payable on the maturity date. At December 31, 2020, we had granted short-term payment deferrals on $39.3 million of loans. The program is ongoing and additional loans continue to be granted deferrals.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pre-ASC 326 Adoption Impaired Loan Disclosures
The following table presents loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of receivable, as of December 31, 2019, which was prior to the adoption of ASC 326:

	As of December 31,
	2019
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Agricultural	$2,383	$2,913	$—
Commercial and industrial	7,391	10,875	—
Commercial real estate:
Construction & development	1,181	1,218	—
Farmland	4,306	4,331	—
Multifamily	—	—	—
Commercial real estate-other	5,709	5,854	—
Total commercial real estate	11,196	11,403	—
Residential real estate:
One- to four- family first liens	577	578	—
One- to four- family junior liens	—	—	—
Total residential real estate	577	578	—
Consumer	21	21	—
Total	$21,568	$25,790	$—
With an allowance recorded:
Agricultural	$1,929	$1,930	$212
Commercial and industrial	4,851	5,417	2,198
Commercial real estate:
Construction & development	135	135	135
Farmland	1,109	1,148	347
Multifamily	—	—	—
Commercial real estate-other	3,642	4,229	698
Total commercial real estate	4,886	5,512	1,180
Residential real estate:
One- to four- family first liens	261	262	73
One- to four- family junior liens	—	—	—
Total residential real estate	261	262	73
Consumer	—	—	—
Total	$11,927	$13,121	$3,663
Total:
Agricultural	$4,312	$4,843	$212
Commercial and industrial	12,242	16,292	2,198
Commercial real estate:
Construction & development	1,316	1,353	135
Farmland	5,415	5,479	347
Multifamily	—	—	—
Commercial real estate-other	9,351	10,083	698
Total commercial real estate	16,082	16,915	1,180
Residential real estate:
One- to four- family first liens	838	840	73
One- to four- family junior liens	—	—	—
Total residential real estate	838	840	73
Consumer	21	21	—
Total	$33,495	$38,911	$3,663

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of receivable, during the stated periods, which were prior to the adoption of ASC 326:

	For the Year Ended December 31,
	2019		2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$2,388	$43	$1,608	$53
Commercial and industrial	5,323	—	2,607	94
Commercial real estate:
Construction & development	244	37	84	—
Farmland	2,243	—	66	—
Multifamily	—	—	—	—
Commercial real estate-other	2,161	224	1,328	41
Total commercial real estate	4,648	261	1,478	41
Residential real estate:
One- to four- family first liens	323	2	404	—
One- to four- family junior liens	—	—	287	—
Total residential real estate	323	2	691	—
Consumer	17	—	5	1
Total	$12,699	$306	$6,389	$189
With an allowance recorded:
Agricultural	$1,500	$34	$1,876	$56
Commercial and industrial	2,186	136	4,991	59
Commercial real estate:
Construction & development	26	7	—	—
Farmland	684	5	1,692	—
Multifamily	—	—	—	—
Commercial real estate-other	1,558	100	2,146	190
Total commercial real estate	2,268	112	3,838	190
Residential real estate:
One- to four- family first liens	265	9	861	32
One- to four- family junior liens	—	—	—	—
Total residential real estate	265	9	861	32
Consumer	—	—	—	—
Total	$6,219	$291	$11,566	$337
Total:
Agricultural	$3,888	$77	$3,484	$109
Commercial and industrial	7,509	136	7,598	153
Commercial real estate:
Construction & development	270	44	84	—
Farmland	2,927	5	1,758	—
Multifamily	—	—	—	—
Commercial real estate-other	3,719	324	3,474	231
Total commercial real estate	6,916	373	5,316	231
Residential real estate:
One- to four- family first liens	588	11	1,265	32
One- to four- family junior liens	—	—	287	—
Total residential real estate	588	11	1,552	32
Consumer	17	—	5	1
Total	$18,918	$597	$17,955	$526

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchased Credit Impaired Loans (Pre-ASC 326 Adoption)
The following table summarizes the outstanding balance and carrying amount of our PCI loans that were identified prior to the adoption of ASC 326:

December 31, 2019
(in thousands)
Agricultural	$904
Commercial and industrial	147
Commercial real estate	17,803
Residential real estate	4,136
Consumer	57
Outstanding balance	23,047
Carrying amount	22,551
Allowance for loan losses	1,250
Carrying amount, net of allowance for loan losses	$21,301

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

The fair values of the Company’s derivative instrument assets and liabilities are summarized as follows:

	As of December 31, 2020			As of December 31, 2019
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$25,559	$34	$2,452	$16,734	$—	$1,113
Total	$25,559	$34	$2,452	$16,734	$—	$1,113

Derivatives not designated as hedging instruments:
Interest rate swaps	$347,380	$10,758	$10,807	$113,632	$1,824	$1,999
RPAs - protection sold	4,471	4	—	4,702	24	—
RPAs - protection purchased	9,825	—	8	10,009	—	130
Total	$361,676	$10,762	$10,815	$128,343	$1,848	$2,129
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. In February 2020, the Company entered into a pay-fixed receive-variable interest rate swap with a notional amount of $30.0 million to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt. The interest rate swap was designated as a cash flow hedge. The gain or loss on the derivative was recorded in accumulated other comprehensive income and subsequently reclassified into interest expense in the same period(s) during which the hedged transaction affects earnings. The Company terminated its cash flow hedge in the fourth quarter of 2020.

The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2020 and 2019.

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2020	2019		2020	2019
Interest rate swaps	$(1,002)	$—	Interest Expense and Other Noninterest Expense	$(1,002)	$—

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2020, 2019, and 2018:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2020		2019		2018
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(335)	$—	$1	$—	$(2)	$—

The effects of fair value and cash flow hedging:
Gain (Loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	1,308	—	891	—	221	—
Derivative designated as hedging instruments	(1,339)	—	(890)	—	(223)	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	(226)	—	—	—	—	—
Amount of loss reclassified from AOCI into income upon de-designation of cash flow hedge	—	(776)	—	—	—	—
As of December 31, 2020, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$27,991	$2,418

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps -The Company has also entered into interest rate swap contracts. The derivative contracts related to transactions in which the Company enters into an interest rate swap with a customer, while simultaneously entering into an offsetting interest rate swap with an institutional counterparty.

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the years ended December 31, 2020, 2019, and 2018:

	Location in the Consolidated Statements of Income	For the Years Ended December 31,
(in thousands)		2020	2019	2018
Interest rate swaps	Other income	$126	$(138)	$(38)
RPAs	Other income	102	(117)	115
Total		$228	$(255)	$77
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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of December 31, 2020 and December 31, 2019, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of December 31, 2020
Asset Derivatives	$10,796	$—	$10,796	$—	$—	$10,796
Liability Derivatives	(13,267)	—	(13,267)		(13,267)	—

As of December 31, 2019
Asset Derivatives	$1,848	$—	$1,848	$—	$—	$1,848
Liability Derivatives	(3,242)	—	(3,242)	—	(3,242)	—
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.4 million. As of December 31, 2020, the Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $13.3 million of collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2020, it could have been required to settle its obligations under the agreements at their termination value of $13.4 million.

Note 6.Premises and Equipment

Premises and equipment as of December 31, 2020 and 2019 were as follows:

	As of December 31,
(in thousands)	2020	2019
Land	$14,144	$14,530
Buildings and leasehold improvements	88,783	89,605
Furniture and equipment	21,969	20,769
Construction in process	82	359
Premises and equipment	124,978	125,263
Accumulated depreciation and amortization	38,577	34,540
Premises and equipment, net	$86,401	$90,723

Premises and equipment depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 was $5.1 million, $4.8 million and $4.2 million, respectively.

Note 7.Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2020	2019
Goodwill, beginning of period	$91,918	$64,654
Goodwill from acquisition of ATBancorp	—	27,264
Fair value adjustment(1)	2,059	—
Goodwill impairment(2)	(31,500)	—
Total goodwill, end of period	$62,477	$91,918

(1) Goodwill adjustments consisted of the ATBancorp acquisition purchase accounting adjustments, which were finalized in the first quarter of 2020.
(2) Goodwill impairment relates to the impairment charge that was recorded in the third quarter of 2020. Refer to Note 1. Nature of Business and Significant Accounting Policies for additional information.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of December 31, 2020			As of December 31, 2019
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$41,745	$(26,440)	$15,305	$41,745	$(21,032)	$20,713
Customer relationship intangible	5,265	(2,630)	2,635	5,265	(1,195)	4,070
Other	2,700	(2,438)	262	2,700	(2,305)	395
	$49,710	$(31,508)	$18,202	$49,710	$(24,532)	$25,178

Indefinite-lived trade name intangible	$7,040			$7,040

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the estimated future amortization expense of intangible assets:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
Year ending December 31,
2021	$4,190	$1,062	$106	$5,358
2022	3,487	797	79	4,363
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
2025	1,526	19	2	1,547
Thereafter	1,089	—	—	1,089
Total	$15,305	$2,635	$262	$18,202

Note 8.Other Assets

The components of the Company’s other assets as of December 31, 2020 and December 31, 2019 were as follows:

	As of December 31,
(in thousands)	2020	2019
Bank-owned life insurance	83,483	81,625
Interest receivable	21,706	18,525
FHLB stock	13,784	15,381
Mortgage servicing rights	5,137	7,026
Operating leases right-of-use asset	3,613	4,499
Federal & state taxes, current	—	2,318
Federal & state taxes, deferred	3,845	3,530
Derivative assets	10,796	1,848
Other receivables/assets	11,129	13,208
	$153,493	$147,960

Note 9.Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $1.1 billion at December 31, 2020 and December 31, 2019. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 10. Deposits

The composition of the Company’s deposits as of December 31, 2020 and December 31, 2019 were as follows:

	As of December 31,
(in thousands)	2020	2019
Noninterest-bearing deposits	$910,655	$662,209
Interest checking deposits	1,351,641	962,830
Money market deposits	918,654	763,028
Savings deposits	529,751	387,142
Time deposits under $250,000	581,471	682,232
Time deposits of $250,000 or more	254,877	271,214
Total deposits	$4,547,049	$3,728,655

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2020, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2021	$651,374
2022	113,469
2023	47,142
2024	13,183
2025	10,109
Thereafter	1,071
Total	$836,348

The Company had $7.8 million and $6.6 million in brokered time deposits through the CDARS program as of December 31, 2020 and December 31, 2019, respectively. Included in interest-bearing checking and money market deposits at December 31, 2020 and December 31, 2019 were $14.8 million and $10.1 million, respectively, of brokered deposits in the Insured Cash Sweep (ICS) program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of December 31, 2020 and December 31, 2019, the Company had public entity deposits that were collateralized by investment securities of $156.7 million and $96.6 million, respectively.

Note 11. Short-Term Borrowings

The following table summarizes our short-term borrowings as of the dates indicated:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.28%	$174,289	1.06%	$117,249
Federal Home Loan Bank advances	0.29	56,500	1.73	22,100
Total	0.28%	$230,789	1.17%	$139,349
Securities Sold Under an Agreement to Repurchase: Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. All securities sold under agreements to repurchase are recorded on the face of the balance sheet.

Federal Home Loan Bank Advances: The Bank has a secured line of credit with the FHLBDM. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements.

Unsecured Line of Credit: The Bank has unsecured federal funds lines totaling $145.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at December 31, 2020 and December 31, 2019.

Other: At December 31, 2020 and December 31, 2019, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity at December 31, 2020 and December 31, 2019 was $67.7 million, and $12.7 million, respectively. As of December 31, 2020 and December 31, 2019, the Bank had municipal securities with a market value of $72.0 million and $13.0 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.

On April 30, 2015, the Company entered into a credit agreement with a correspondent bank under which the Company could borrow up to $5.0 million from an unsecured revolving credit facility. Interest was payable at a rate of one-month LIBOR plus 2.00%. The credit agreement was amended on April 29, 2019 such that, commencing April 30, 2019, the revolving commitment amount was increased to $10.0 million with interest payable at a rate of one-month LIBOR plus 1.75%. This credit agreement was amended again on April 24, 2020 to extend the maturity date to November 30, 2020. On December 11, 2020, an additional

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amendment to the credit agreement occurred that increased the revolving commitment to $25.0 million. Fees are paid on the average daily unused revolving commitment in the amount of 0.25% per annum during the period from and after April 30, 2015 to and including December 10, 2020, and 0.30% per annum thereafter through maturity on September 30, 2021. The Company had no balance outstanding under this revolving credit facility as of both December 31, 2020 and December 31, 2019.

Note 12. Long-Term Debt

Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

December 31, 2020	Face Value	Book Value	Interest Rate	Interest Rate	Maturity Date	Callable Date
	(in thousands)
ATBancorp Statutory Trust I	$7,732	$6,850	Three-month LIBOR + 1.68%	1.90%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,850	Three-month LIBOR + 1.65%	1.87%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,767	Three-month LIBOR + 2.15%	2.39%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,832	Three-month LIBOR + 3.50%	3.72%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.81%	12/15/2037	12/15/2012
Total	$44,847	$41,763

December 31, 2019
ATBancorp Statutory Trust I	$7,732	$6,814	Three-month LIBOR + 1.68%	3.57%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,794	Three-month LIBOR + 1.65%	3.54%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,732	Three-month LIBOR + 2.15%	4.08%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,783	Three-month LIBOR + 3.50%	5.39%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	3.48%	12/15/2037	12/15/2012
Total	$44,847	$41,587

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

Subordinated Debentures
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.9 million of subordinated debentures (the “ATB Debentures”). The ATB Debentures have a stated maturity of May 31, 2023, and bear interest at a fixed annual rate of 6.50%, with interest payable semi-annually on March 15th and September 15th. The Company has the option to redeem the debentures, in whole or part, at any time on or after May 31, 2021. On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030.

The ATB Debentures and subordinated notes constitute Tier 2 capital under the rules and regulations of the Federal Reserve applicable to the capital status of the subordinated debt of bank holding companies. The ATB Debentures and subordinated notes are phased out of Tier 2 treatment by 20% of the amount of the debentures or subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of each debenture. At December 31, 2020, we were permitted to treat 40% of the ATB debentures as Tier 2 capital.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Long-Term Debt
Long-term borrowings were as follows as of December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$1,096	8.89%	$1,224
FHLB borrowings	1.92	91,198	2.25	145,700
Notes payable to unaffiliated bank	—	—	3.44	32,250
Total	2.00%	$92,294	2.51%	$179,174
The Company utilizes FHLB borrowings as a funding source to supplement customer deposits and to assist in managing interest rate risk. As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. At December 31, 2020, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 3. Debt Securities of the notes to the consolidated financial statements.

As of December 31, 2020, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2021	0.98%	$43,000
Due in 2022	2.68%	31,000
Due in 2023	2.79%	11,000
Due in 2024	3.15%	6,000
Due in 2025	—%	—
Thereafter	—%	—
Total		91,000
Valuation adjustment from acquisition accounting		198
Total		$91,198

On April 30, 2015, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of June 30, 2020. The Company drew $25.0 million on the note prior to June 30, 2015, at which time the ability to obtain additional advances ceased. The note was paid-off on June 30, 2020.

On April 30, 2019, the Company entered into a $35.0 million unsecured note payable with a correspondent bank with a maturity date of April 30, 2024. Quarterly principal and interest payments began June 30, 2019. The note was paid-off on November 3, 2020.

Note 13. Income Taxes

Income taxes for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	December 31,
(in thousands)	2020	2019	2018
Current:
Federal tax expense	$7,376	$1,217	$5,293
State tax expense	4,548	2,353	3,004
Deferred:
Deferred income tax expense	(5,225)	3,003	(680)
Total income tax provision	$6,699	$6,573	$7,617

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense (benefit) based on statutory rate for the year ended December 31, 2020, 2019 and 2018 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	Year ended December 31,
	2020		2019		2018
(dollars in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$2,798	21.0%	$10,543	21.0%	$7,973	21.0%
Tax-exempt interest	(3,053)	(22.9)	(2,392)	(4.8)	(1,876)	(4.9)
Bank-owned life insurance	(467)	(3.5)	(394)	(0.8)	(337)	(0.9)
State income taxes, net of federal income tax benefit	2,355	17.6	2,688	5.3	2,040	5.4
Goodwill impairment	6,615	49.6	—	—	—	—
Non-deductible acquisition expenses	—	—	177	0.4	122	0.3
General business credits	(1,751)	(13.1)	(4,090)	(8.1)	(343)	(0.9)
Other	202	1.5	41	0.1	38	0.1
Total income tax expense	$6,699	50.2%	$6,573	13.1%	$7,617	20.1%

Net deferred tax assets as of December 31, 2020 and December 31, 2019 consisted of the following components:

	December 31,
(in thousands)	2020	2019
Deferred income tax assets:
Allowance for credit losses	$15,529	$7,577
Deferred compensation	3,698	4,100
Net operating losses (state net operating loss carryforwards)	5,134	4,477
Accrued compensation	983	1,496
ROU liabilities	1,194	1,388
Tax credit carryforward	—	611
Other	2,656	1,541
Gross deferred tax assets	29,194	21,190

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	4,573	4,759
Purchase accounting adjustments	3,613	3,171
Mortgage servicing rights	1,339	1,831
Unrealized gains on investment securities	8,685	1,544
ROU assets	1,144	1,388
Other	862	490
Gross deferred tax liabilities	20,216	13,183
Net deferred income tax asset	8,978	8,007
Valuation allowance	5,134	4,477
Net deferred tax asset	$3,844	$3,530
The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards. The Iowa net operating loss carryforwards amounting to approximately $58.9 million will expire in various amounts from 2021 to 2041. As of December 31, 2020 and 2019, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2020 and December 31, 2019.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 2% of employee contributions, up to a maximum amount of 4% of an employee’s compensation. Company matching contributions for the years ended December 31, 2020, 2019 and 2018 were as follows:

(in thousands)	2020	2019	2018
Company contributions	$1,855	$1,617	$1,361

The Company has an employee stock ownership plan (“ESOP”) covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for the years ended December 31, 2020, 2019 and 2018 were as follows:

(in thousands)	2020	2019	2018
Company contributions	$1,217	$1,514	$690

The Company provides Health Savings Account contributions to its employees enrolled in high deductible plans. Company contributions for the years ended December 31, 2020, 2019 and 2018 were as follows:

(in thousands)	2020	2019	2018
Company contributions	$325	$315	$215
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

The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. Changes in the liability related to the SERPs, included in other liabilities, were as follows for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Balance, beginning	$1,632	$1,867	$2,061
Company contributions and interest	104	117	156
Cash payments made	(341)	(352)	(350)
Balance, ending	$1,395	$1,632	$1,867
The Company has salary continuation plans for several officers and directors. These plans provide payments of various amounts upon retirement or death. There are no employee compensation deferrals to these plans. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. Changes in the salary continuation agreements, included in other liabilities, were as follows for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Balance, beginning	$5,452	$1,104	$1,251
Plans acquired in ATBancorp merger	—	11,058	—
Company paid interest	246	145	75
Cash payments made	(927)	(6,855)	(222)
Balance, ending	$4,771	$5,452	$1,104

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percent. The Company also maintains deferred compensation agreements with certain other officers and directors, under which deferrals are no longer permitted, and the interest rate is fixed at 4%. In 2019 the Company also acquired deferred compensations plans as a result of the merger with ATBancorp. Under the provisions of the agreements, interest on the deferred amounts is earned at an annual interest rate equal to either the Bank’s return on equity or the Company’s return on equity and deferrals are no longer permitted. Upon retirement, the officers and directors will generally receive the deferral balance in equal monthly installments over periods no longer that 180 months.

Changes in the deferred compensation agreements, included in other liabilities, were as follows for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Balance, beginning	$7,021	$855	$715
Plans acquired in ATBancorp merger	—	5,958	—
Employee deferrals	200	157	179
Company paid interest	560	395	35
Cash payments made	(1,622)	(344)	(74)
Balance, ending	$6,159	$7,021	$855
The Company has an insurance benefit plan for several officers for which it is required under accounting standards to maintain an accrued liability balance for the commitment to provide an insurance benefit of one times last annual salary after retirement. Changes in the accrued balance, included in other liabilities, were as follows for the years ended December 31, 2020, 2019 and 2018:

(in thousands)	2020	2019	2018
Balance, beginning	$1,670	$1,442	$1,172
Company deferral expense	235	228	270
Balance, ending	$1,905	$1,670	$1,442

To provide the retirement benefits for the aforementioned various deferred compensation plans, the Company carries life insurance policies which had cash values totaling $79.0 million, $74.9 million and $55.1 million at December 31, 2020, 2019 and 2018, respectively.

Note 15. Stock Compensation Plans

On April 20, 2017, the Company’s shareholders approved the MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan is the successor to the 2008 Equity Incentive Plan, which expired on November 20, 2017. Under the terms of the 2017 Plan, the Company may grant a total of 500,000 total shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock and restricted stock units) and may also grant cash incentive awards to eligible individuals. As of December 31, 2020, 328,825 shares of the Company’s common stock remained available for future awards under the 2017 Plan.

During 2020, the Company recognized $1.4 million of stock based compensation expense related to restricted stock unit grants. In comparison, during 2019 and 2018, the Company recognized $1.2 million and $1.0 million, respectively, related to restricted stock unit grants.

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

Historically stock options were granted with a maximum term of ten years, an exercise price equal to the fair market value of a share of stock on the date of grant and vesting at a rate of 25% per year over four years, with the first vesting date being the

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
one-year anniversary of the grant date. No stock option awards were granted in 2020, 2019, or 2018. As of December 31, 2020 and December 31, 2019, there were no stock options outstanding. In 2018, plan participants realized an intrinsic value of $179,000 from the exercise of stock options. As of December 31, 2019 and December 31, 2020, there were no remaining compensation costs related to non-vested stock options that have not yet been recognized.

Restricted Stock Units:
Under the 2017 Plan, the Company may grant restricted stock unit awards that vest upon the completion of future service requirements or specified performance criteria. Prior to 2020, the Company’s restricted stock unit awards were comprised solely of TRSUs. Beginning with 2020 awards granted, the Company’s restricted stock unit awards include a combination of TRSUs and PRSUs. Generally, all restricted stock units vest upon death, disability, or in connection with a change in control.

For TRSUs granted prior to 2020, the restricted stock units vest 25% per year over four years. Beginning with the TRSUs granted in 2020, each restricted stock unit award now vests 1/3rd per year over 3 years, with the first vesting date being the one-year anniversary of the grant date. Awards granted to directors vest 100% one year from the grant date.

The PRSUs cliff vest 3 years from the grant date based on certain performance conditions. The three-year performance measurement period commences at the beginning of the defined period. Upon retirement, PRSU awards remain eligible to vest at the conclusion of the performance period. Each performance metric is weighted equally, and any payouts for performance between threshold and target, and between target and maximum performance, are linearly interpolated.

In addition, beginning with the 2020 awards granted, both TRSUs and PRSUs receive forfeitable dividend equivalents. To the extent there is a financial restatement, any performance-based or incentive-based compensation that has been paid is subject to clawback.

The Company recognizes stock-based compensation expense for TRSUs over the vesting period, using the straight-line method, based upon the number of awards ultimately expected to vest. The fair value of the TRSUs is equal to the market price of the common stock at the grant date. Stock-based compensation expense for PRSUs is based upon the fair value of the underlying stock on the grant date, and is amortized over the vesting period using the straight-line method unless it is determined that: (1) attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended.

The following is a summary of non-vested restricted stock unit activity for the year ended December 31, 2020:

		Weighted-Average
	Shares	Grant-Date Fair Value
Non-vested at December 31, 2019	89,790	$30.63
Granted	72,165	27.41
Vested	(39,005)	30.37
Forfeited	(1,396)	31.12
Reinvested	2,716	28.59
Non-vested at December 31, 2020	124,270	$28.80

The fair value of restricted stock unit awards that vested during 2020 was $1.1 million, compared to $1.0 million and $0.9 million during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2020, the total compensation costs related to non-vested restricted stock units that have not yet been recognized totaled $1.9 million, and the weighted average period over which these costs are expected to be recognized is approximately 1.9 years.

Note 16. Earnings per Share

Basic per-share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2020	2019	2018
Basic Earnings Per Share:
Net income	$6,623	$43,630	$30,351
Weighted average shares outstanding	16,102,226	14,869,952	12,219,725
Basic earnings per common share	$0.41	$2.93	$2.48

Diluted Earnings Per Share:
Net income	$6,623	$43,630	$30,351
Weighted average shares outstanding, included all dilutive potential shares	16,110,296	14,884,933	12,237,153
Diluted earnings per common share	$0.41	$2.93	$2.48
Note 17. Regulatory Capital Requirements and Restrictions on Subsidiary Cash

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated and the Bank’s financial statements. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Effective March 31, 2020, we elected the 5-year phase-in option allowed under the interim final rule (IFR) recently issued by the federal banking regulatory agencies that delays the estimated impact on regulatory capital stemming from the implementation of CECL. The IFR allows the add back of 100% of the capital effect from the day one CECL transition adjustment and 25% of the capital effect from subsequent increases in the allowance for credit losses through the two year period ending December 31, 2021. This cumulative amount will then be reduced from capital over the subsequent three-year period.

As previously announced, on July 28, 2020, the Company completed a private placement of $65.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes. The subordinated notes are intended to qualify as Tier 2 capital for regulatory purposes, and the Company is using the net proceeds from the offering for general corporate purposes and to support its organic growth plans, including maintaining its regulatory capital ratios.

As of December 31, 2020, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since this date that management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer was fully phased in at 2.5% on January 1, 2019.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements in effect as of December 31, 2020 and December 31, 2019, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
At December 31, 2020:
Consolidated:
Total capital/risk weighted assets	$572,437	13.41%	$448,068	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	456,526	10.70	362,722	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	414,763	9.72	298,712	7.00	N/A	N/A
Tier 1 leverage capital/average assets	456,526	8.50	214,795	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$547,558	12.89%	$446,113	10.50%	$424,870	10.00%
Tier 1 capital/risk weighted assets	500,981	11.79	361,139	8.50	339,896	8.00
Common equity tier 1 capital/risk weighted assets	500,981	11.79	297,409	7.00	276,165	6.50
Tier 1 leverage capital/average assets	500,981	9.35	214,251	4.00	271,992	5.00
At December 31, 2019:
Consolidated:
Total capital/risk weighted assets	$463,601	11.34%	$429,077	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	428,021	10.47	347,348	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	386,434	9.46	286,051	7.00	N/A	N/A
Tier 1 leverage capital/average assets	428,021	9.48	180,529	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$482,106	11.83%	$427,877	10.50%	$407,502	10.00%
Tier 1 capital/risk weighted assets	453,027	11.12	346,377	8.50	326,002	8.00
Common equity tier 1 capital/risk weighted assets	453,027	11.12	285,251	7.00	264,876	6.50
Tier 1 leverage capital/average assets	453,027	10.06	180,209	4.00	231,166	5.00
(1) Includes the capital conservation buffer of 2.50%.

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

As of December 31, 2019, the Bank was required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, of which these reserve amounts totaled $24.1 million. There was no such requirement to maintain such reserve balances as of December 31, 2020, and therefore the total amount held in reserve was zero dollars.

Note 18. Commitments and Contingencies

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$897,274	$859,212
Commitments to sell loans	59,956	5,400
Standby letters of credit	34,212	36,192
Total	$991,442	$900,804

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

Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At December 31, 2020, the liability for off-balance-sheet credit losses totaled $4.1 million, whereas the total amount recorded within credit loss expense for the year ended December 31, 2020 was $0.7 million. No liability was recorded in the prior year.

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

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 60% of the loans are real estate loans and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 22% and 15% of the total investment security portfolio, respectively, as of December 31, 2020.

Note 19. Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(in thousands)	2020	2019
Balance, beginning	$27,635	$12,655
Net increase due to change in related parties	—	12,163
Advances	7,768	4,057
Collections	(10,232)	(1,240)
Balance, ending	$25,171	$27,635

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $8.8 million and $7.1 million as of December 31, 2020 and December 31, 2019, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from non-related parties.

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
•Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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
Derivatives - Interest rate swaps are valued by using cash flow valuation techniques with observable market data inputs (Level 2). The Company has entered into collateral agreements with its swap dealers which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted. RPAs are entered into by the Company with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RPAs is calculated by determining the total expected asset or liability exposure using observable inputs, such as yield curves and volatilities, of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure (Level 2).
Mortgage Servicing Rights (MSR) - MSRs are recorded at fair value based on assumptions through a third-party valuation service. The valuation model incorporates assumptions that are observable in the marketplace and that market participants would use in estimating future net servicing income, such as servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses (Level 2).
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$361	$—	$361	$—
State and political subdivisions	628,346	—	628,346	—
Mortgage-backed securities	94,018	—	94,018	—
Collateralized mortgage obligations	565,836	—	565,836	—
Corporate debt securities	368,820	—	368,820	—
Derivative assets	10,796	—	10,796	—
Mortgage servicing rights	5,137	—	5,137	—

Liabilities:
Derivative liabilities	$13,267	$—	$13,267	$—

	Fair Value Measurement at December 31, 2019 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$441	$—	$441	$—
State and political subdivisions	257,205	—	257,205	—
Mortgage-backed securities	43,530	—	43,530	—
Collateralized mortgage obligations	292,946	—	292,946	—
Corporate debt securities	191,855	—	191,855	—
Derivative assets	1,848	—	1,848	—
Mortgage servicing rights	7,026	—	7,026	—

Liabilities:
Derivative liabilities	$3,242	$—	$3,242	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the years ended December 31, 2020 or December 31, 2019.

Changes in the fair value of available for sale debt securities are included in other comprehensive income.

Nonrecurring Basis

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Collateral Dependent Individually Analyzed Loans - Collateral dependent individually analyzed loans are valued based on the fair value of the collateral less estimated costs to sell. These estimates are based on the most recently available appraisals by qualified licensed appraisers with certain adjustment made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral (Level 3).

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
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$34,265	$—	$—	$34,265
Foreclosed assets, net	2,316	—	—	2,316

	Fair Value Measurement at December 31, 2019 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent impaired loans	$6,749	$—	$—	$6,749
Foreclosed assets, net	3,706	—	—	3,706

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the date indicated:

	Fair Value at
(dollars in thousands)	December 31, 2020	December 31, 2019	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent individually analyzed loans	$34,265	6,749	Fair value of collateral	Valuation adjustments	—%	78%	24%
Foreclosed assets, net	$2,316	3,706	Fair value of collateral	Valuation adjustments	8%	66%	35%

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The carrying amount and estimated fair value of financial instruments at December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,659	$82,659	$82,659	$—	$—
Debt securities available for sale	1,657,381	1,657,381	—	1,657,381	—
Loans held for sale	59,956	60,039	—	60,039	—
Loans held for investment, net	3,426,723	3,469,515	—	—	3,469,515
Interest receivable	21,706	21,706	—	21,706	—
FHLB stock	13,784	13,784	—	13,784	—
Derivative assets	10,796	10,796	—	10,796	—
Financial liabilities:
Noninterest bearing deposits	910,655	910,655	910,655	—	—
Interest bearing deposits	3,636,394	3,640,365	2,800,046	840,319
Short-term borrowings	230,789	230,789	230,789	—	—
Finance leases payable	1,096	1,096	—	1,096	—
FHLB borrowings	91,198	93,380	—	93,380
Junior subordinated notes issued to capital trusts	41,763	33,986	—	33,986
Subordinated debentures	74,634	77,228	—	77,228
Derivative liabilities	13,267	13,267	—	13,267	—

	December 31, 2019
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$73,484	$73,484	$73,484	$—	$—
Debt securities available for sale	785,977	785,977	—	785,977	—
Loans held for sale	5,400	5,476	—	5,476	—
Loans held for investment, net	3,422,187	3,427,952	—	—	3,427,952
Interest receivable	18,525	18,525	—	18,525	—
FHLB stock	15,381	15,381	—	15,381	—
Derivative assets	1,848	1,848	—	1,848	—
Financial liabilities:
Noninterest bearing deposits	662,209	662,209	662,209	—	—
Interest bearing deposits	3,066,446	3,066,427	2,113,000	953,427	—
Short-term borrowings	139,349	139,349	139,349	—	—
Finance leases payable	1,224	1,224	—	1,224	—
FHLB borrowings	145,700	146,913	—	146,913	—
Junior subordinated notes issued to capital trusts	41,587	39,391	—	39,391	—
Subordinated debentures	10,899	11,083	—	11,083	—
Other long-term debt	32,250	32,250	—	32,250	—
Derivative liabilities	3,242	3,242	—	3,242	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 21. Revenue Recognition

Substantially all of the Company’s revenue is generated from contracts with customers. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with mortgage servicing rights, financial guarantees, derivatives, and certain credit card fees are also not in the scope of Topic 606. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Gains/Losses on Sales of Foreclosed Assets
Gain or loss from the sale of foreclosed assets occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets are derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed asset sales for the years ended December 31, 2020 and December 31, 2019 were not financed by the Bank.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2020 and December 31, 2019, the Company did not have any significant contract balances.

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

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for banking offices and office space with terms extending through 2025. We do not have any subleased properties. Substantially all of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. The Company has one existing finance lease (previously referred to as a capital lease) for a banking office location with a lease term through 2025. As this lease was previously required to be recorded on the Company’s consolidated balance sheet, Topic 842 did not materially impact the accounting for this lease. The Company made a policy election to exclude the recognition requirements of Topic 842 to all classes of leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in income or expense on a straight-line basis over the lease term.

Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	Classification	December 31, 2020	December 31, 2019
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$3,613	$4,499
Finance lease right-of-use asset	Premises and equipment, net	542	637
Total right-of-use assets		$4,155	$5,136

Lease Liabilities
Operating lease liability	Other liabilities	$4,583	$5,430
Finance lease liability	Long-term debt	1,096	1,224
Total lease liabilities		$5,679	$6,654

Weighted-average remaining lease term
Operating leases		8.82 years	8.90 years
Finance lease		5.67 years	6.67 years
Weighted-average discount rate
Operating leases		3.92%	3.78%
Finance lease		8.89%	8.89%
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities. Amounts for the year ended December 31, 2018 is not included in the table below because the accounting standard was adopted as of January 1, 2019.

	Years Ended December 31,
(in thousands)	2020	2019	2018
Lease Costs
Operating lease cost	$1,236	$1,068	$—
Variable lease cost	241	148	—
Interest on lease liabilities (1)	102	113	—
Amortization of right-of-use assets	96	96	—
Net lease cost	$1,675	$1,425	$—

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,146	$989	$—
Operating cash flows from finance lease	102	113	—
Finance cash flows from finance lease	128	113	—

Right-of-use assets obtained in exchange for new operating lease liabilities	132	6,250	—
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2020 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2021	$235	$1,112
December 31, 2022	240	993
December 31, 2023	245	932
December 31, 2024	250	702
December 31, 2025	255	232
Thereafter	171	1,907
Total undiscounted lease payment	$1,396	$5,878
Amounts representing interest	(300)	(1,295)
Lease liability	$1,096	$4,583

Note 23. Operating Segments

The Company’s activities are considered to be one reportable segment for financial reporting purposes. The Company is engaged in the business of commercial and retail banking and investment management services with operations throughout Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, western Wisconsin, Naples and Fort Myers Florida, and Denver, Colorado. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, and investments.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 24. Parent Company Only Financial Information

The following are condensed balance sheets of MidWestOne Financial Group, Inc. as of December 31, 2020 and December 31, 2019 (parent company only):

	As of December 31,
(in thousands)	2020	2019
Balance Sheets
Assets
Cash	$25,078	$10,661
Investment in subsidiaries	601,467	575,508
Income tax receivable	499	1,182
Bank-owned life insurance	5,252	5,127
Other assets	1,857	2,256
Total assets	$634,153	$594,734
Liabilities and Shareholders’ Equity
Liabilities:
Long-term debt	$116,397	$84,736
Deferred income taxes	343	433
Other liabilities	2,163	583
Total liabilities	118,903	85,752
Shareholders’ equity:
Capital stock, preferred	—	—
Capital stock, common	16,581	16,581
Additional paid-in capital	300,137	297,390
Retained earnings	188,191	201,105
Treasury stock	(14,251)	(10,466)
Accumulated other comprehensive income	24,592	4,372
Total shareholders’ equity	515,250	508,982
Total liabilities and shareholders’ equity	$634,153	$594,734

The following are condensed statements of income of MidWestOne Financial Group, Inc. for the years ended December 31, 2020, 2019, and 2018 (parent company only):

	Year Ended December 31,
(in thousands)	2020	2019	2018
Statements of Income
Dividends received from subsidiaries	$3,500	$15,000	$25,017
Interest income and dividends on investment securities	88	84	43
Investment securities (losses) gains	(136)	47	(48)
Interest on debt	(4,471)	(3,439)	(1,596)
Bank-owned life insurance income	124	130	127
Income from MidWestOne Insurance Services, Inc.	—	943	—
Operating expenses	(2,723)	(4,130)	(2,940)
(Loss) income before income taxes and equity in subsidiaries’ undistributed income	(3,618)	8,635	20,603
Income tax benefit	(1,495)	(1,394)	(823)
(Loss) income before equity in subsidiaries’ undistributed income	(2,123)	10,029	21,426
Equity in subsidiaries’ undistributed income	8,746	33,601	8,925
Net income	$6,623	$43,630	$30,351

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are condensed statements of cash flows of MidWestOne Financial Group, Inc. for the years ended December 31, 2020, 2019, and 2018 (parent company only):

	Year Ended December 31,
(in thousands)	2020	2019	2018
Statements of Cash Flows
Cash flows from operating activities:
Net income	$6,623	$43,630	$30,351
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries, net of dividends and distributions	(8,746)	(33,601)	(8,925)
Amortization	215	134	95
Decrease in deferred income taxes, net	(49)	(43)	(42)
Share-based compensation	1,380	1,156	1,030
Gain on sale of assets of MidWestOne Insurance Services, Inc.	—	(1,076)	—
Increase in cash surrender value of bank-owned life insurance	(125)	(128)	(127)
Change in:
Other assets	745	(403)	(405)
Other liabilities	1,674	(4)	59
Net cash provided by operating activities	$1,717	$9,665	$22,036
Cash flows from investing activities
Proceeds from sales of debt securities available for sale	$—	$43	$1
Purchase of debt securities available for sale	(9)	(9)	(10)
Proceeds from sale of assets of MidWestOne Insurance Services, Inc.	—	1,175	—
Cash and earnings transferred in dissolution of MidWestOne Insurance Services, Inc.	—	631	—
Proceeds from sale of premises and equipment	210	—	—
Net cash paid in business acquisition	—	(18,624)	—
Net cash provided by (used in) investing activities	$201	$(16,784)	$(9)
Cash flows from financing activities:
Proceeds from issuance of subordinated debt	$65,000	$—	$—
Payments of subordinated debt issuance costs	(1,303)	—	—
Proceeds from other long-term debt	—	35,000	—
Payments of other long-term debt	(32,250)	(10,250)	(5,000)
Proceeds from share-based award activity	—	—	137
Taxes paid relating to the release/lapse of restriction on RSUs	(149)	(103)	(89)
Dividends paid	(14,175)	(11,476)	(9,535)
Payments of stock issuance costs	—	(323)	—
Repurchase of common stock	(4,624)	(4,679)	(2,129)
Net cash provided by (used in) financing activities	$12,499	$8,169	$(16,616)
Net increase in cash	$14,417	$1,050	$5,411
Cash Balance:
Beginning of period	10,661	9,611	4,200
Ending balance	$25,078	$10,661	$9,611

Note 25. Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2020, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2020 have been recognized in the consolidated financial statements for the period ended December 31, 2020. Events or transactions that provided evidence about conditions that did not exist at December 31, 2020, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2020.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 20, 2021, the board of directors of the Company declared a cash dividend of $0.2250 per share payable on March 15, 2021 to shareholders of record as of the close of business on March 1, 2021.

Pursuant to the Company’s share repurchase program approved on August 20, 2019, the Company has purchased 62,588 shares of common stock subsequent to December 31, 2020 and through March 9, 2021 for a total cost of $1.7 million inclusive of transaction costs, leaving $2.7 million remaining available under the program.

Note 26. Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2020
Interest income	$45,470	$45,154	$46,758	$47,405
Interest expense	6,433	7,345	8,046	9,999
Net interest income	39,037	37,809	38,712	37,406
Credit loss (benefit) expense	(3,041)	4,992	4,685	21,733
Noninterest income	10,626	9,570	8,269	10,155
Noninterest expense	31,915	59,939	28,038	30,001
Income (loss) before income taxes	20,789	(17,552)	14,258	(4,173)
Income tax expense (benefit)	4,079	2,272	2,546	(2,198)
Net income (loss)	$16,710	$(19,824)	$11,712	$(1,975)

Earnings (loss) per common share
Basic	$1.04	$(1.23)	$0.73	$(0.12)
Diluted	$1.04	$(1.23)	$0.73	$(0.12)

2019
Interest income	$50,026	$54,076	$44,951	$33,388
Interest expense	10,442	10,818	10,119	7,412
Net interest income	39,584	43,258	34,832	25,976
Credit loss expense	604	4,264	696	1,594
Noninterest income	9,036	8,004	8,796	5,410
Noninterest expense	36,436	31,442	29,040	20,617
Income before income tax (benefit) expense	11,580	15,556	13,892	9,175
Income tax (benefit) expense	(1,791)	3,256	3,218	1,890
Net income	$13,371	$12,300	$10,674	$7,285

Earnings per common share
Basic	$0.83	$0.76	$0.72	$0.60
Diluted	$0.83	$0.76	$0.72	$0.60

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2020 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MidWestOne Financial Group, Inc. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019 and the consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements of the Company and our report dated March 11, 2021, expressed an unqualified opinion.
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
Des Moines, Iowa
March 11, 2021

ITEM 9B.    OTHER INFORMATION.
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Delinquent Section 16(a) Reports,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2020 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2020 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2020 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2020 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item 14 will be included in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2020 fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
(1) Financial Statements: The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
    Consolidated Balance Sheets - December 31, 2020 and 2019
    Consolidated Statements of Income - Years Ended December 31, 2020, 2019, and 2018
    Consolidated Statements of Comprehensive Income - Years Ended December 31, 2020, 2019, and 2018
    Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2020, 2019, and 2018
    Consolidated Statements of Cash Flows - Years Ended December 31, 2020, 2019, and 2018
    Notes to Consolidated Financial Statements
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
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Articles of Amendment (Third Amendment) to the	Exhibit 3.1 to the Company’s Form 10-Q for the quarter
	Amended and Restated Articles of Incorporation of	ended March 31, 2017, filed with the SEC on May 4, 2017
MidWestOne Financial Group, Inc., filed with the Secretary
of State of the State of Iowa on April 21, 2017

3.5	Third Amended and Restated Bylaws of MidWestOne	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Financial Group, Inc.	filed with the SEC on January 25, 2021

4.1	Reference is made to Exhibits 3.1 through 3.5 hereof	N/A

4.2	Description of the Company’s Securities Registered	Exhibit 4.2 to the Company’s Annual Report on Form 10-K
	Pursuant to Section 12 of the Securities Exchange Act of	filed with the SEC on March 6, 2020
1934

4.3	Indenture, dated July 28, 2020, by and between	Exhibit 4.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on July 29, 2020
National Association, as trustee

4.4	Forms of 5.75% Fixed-to-Floating Rate Subordinated Note	Exhibit 4.2 to the Company’s Current Report on Form 8-K
	due 2030 (included as Exhibit A-1 and Exhibit A-2 to the	filed with the SEC on July 29, 2020
Indenture filed as Exhibit 4.3 hereto)

Exhibit
Number	Description	Incorporated by Reference to:
10.1	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 to the Company’s Annual Report on Form 10-K
	Ownership Plan and Trust (Restated as of January 1,	filed with the SEC on March 6, 2020
2013)*

10.2	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan*	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

10.3	MidWestOne Financial Group, Inc. 2017 Equity	Appendix A of the Company’s Definitive Proxy Statement on
	Incentive Plan*	Schedule 14A filed with the SEC on March 10, 2017

10.4	Form of MidWestOne Financial Group, Inc. 2017 Equity	Filed herewith
Incentive Plan Restricted Stock Unit Award Agreement*

10.5	Form of MidWestOne Financial Group, Inc. 2017 Equity	Filed herewith
Incentive Plan Performance-Based Restricted Stock Unit
Award Agreement*

10.6	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.7	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001*	November 27, 2007

10.8	Employment Agreement between MidWestOne Financial	Exhibit 10.5 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated October 18,	Form 8-K filed with the SEC on October 18, 2017
2017*

10.9	Credit Agreement by and between MidWestOne	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	Financial Group, Inc. and U.S. Bank National Association	ended June 30, 2015 filed with the SEC on August 10, 2015
dated April 30, 2015

10.10	Fourth Amendment to the Credit Agreement by and	Exhibit 10.9 to the Company’s Annual Report on Form 10-K
	between MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on March 6, 2020
National Association dated April 29, 2019

10.11	Seventh Amendment to the Credit Agreement by and	Filed herewith
between MidWestOne Financial Group, Inc. and U.S. Bank
National Association dated December 11, 2020

10.12	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Barry S. Ray, effective June 4, 2018*	Form 8-K filed with the SEC on May 4, 2018

10.13	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Gary L. Sims, effective June 25, 2018*	Form 8-K filed with the SEC on June 11, 2018

10.14	Change in Control Agreement between MidWestOne	Exhibit 10.23 to the Company’s Annual Report on Form 10-K
	Financial Group, Inc. and David Lindstrom, effective	filed with the SEC on March 8, 2019
February 21, 2018*

10.15	Change in Control Agreement between MidWestOne	Exhibit 10.13 to the Company’s Annual Report on Form 10-K
	Financial Group, Inc. and Gregory W. Turner, effective	filed with the SEC on March 6, 2020
October 13, 2017*

Exhibit
Number	Description	Incorporated by Reference to:
10.16	Amended and Restated MidWestOne Financial Group, Inc.	Filed herewith
Executive Deferred Compensation Plan, effective
December 15, 2020*

10.17	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Group, Inc. and Len D. Devaisher, dated July 6, 2020*	filed with the SEC on July 6, 2020

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of RSM US LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document

101.INS	The Inline XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

104	Cover Page Interactive Data File (formatted inline XBRL and contained in Exhibit 101)	Filed herewith

* Indicates management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 11, 2021	By:	/s/ CHARLES N. FUNK
Charles N. Funk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	Chief Executive Officer;	March 11, 2021
Charles N. Funk	Director (Principal Executive Officer)

Senior Executive Vice President
/s/ BARRY S. RAY	and Chief Financial Officer	March 11, 2021
Barry S. Ray	(Principal Financial and Accounting
Officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 11, 2021
Kevin W. Monson

/s/ LARRY D. ALBERT	Director	March 11, 2021
Larry D. Albert

/s/ RICHARD R. DONOHUE	Director	March 11, 2021
Richard R. Donohue

/s/ JANET E. GODWIN	Director	March 11, 2021
Janet E. Godwin

/s/ DOUGLAS H. GREEFF	Director	March 11, 2021
Douglas H. Greeff

/s/ RICHARD J. HARTIG	Director	March 11, 2021
Richard J. Hartig

/s/ JENNIFER L. HAUSCHILDT	Director	March 11, 2021
Jennifer L. Hauschildt

/s/ MATTHEW J. HAYEK	Director	March 11, 2021
Matthew J. Hayek

/s/ NATHANIEL J. KAEDING	Director	March 11, 2021
Nathaniel J. Kaeding

/s/ TRACY S. MCCORMICK	Director	March 11, 2021
Tracy S. McCormick

/s/ RUTH E. STANOCH	Director	March 11, 2021
Ruth E. Stanoch

/s/ DOUGLAS K. TRUE	Director	March 11, 2021
Douglas K. True

/s/ KURT R. WEISE	Director	March 11, 2021
Kurt R. Weise