Form 10-Q
period 2021-03-31
MidWestOne Financial Group, Inc.
filed 2021-05-06
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 4, 2021, there were 15,979,198 shares of common stock, $1.00 par value per share, outstanding.

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

ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	FDIC	Federal Deposit Insurance Corporation
ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available for Sale	FHLBC	Federal Home Loan Bank of Chicago
AOCI	Accumulated Other Comprehensive Income	FHLBDM	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FNMA	Federal National Mortgage Association
ATM	Automated Teller Machine	FRB	Board of Governors of the Federal Reserve System
ATSB	American Trust & Savings Bank of Dubuque, Iowa	GAAP	U.S. Generally Accepted Accounting Principles
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GLBA	Gramm-Leach-Bliley Act of 1999
BHCA	Bank Holding Company Act of 1956, as amended	GNMA	Government National Mortgage Association
BOLI	Bank Owned Life Insurance	HTM	Held to Maturity
CAA	Consolidated Appropriations Act, 2021	ICS	Insured Cash Sweep
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LIBOR	The London Inter-bank Offered Rate
CDARS	Certificate of Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	OTTI	Other-Than-Temporary Impairment
CMO	Collateralized Mortgage Obligations	PCD	Purchased Financial Assets with Credit Deterioration
COVID-19	Coronavirus Disease 2019	PCI	Purchased Credit Impaired
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	ROU	Right-of-Use
DCF	Discounted cash flows	RRE	Residential Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RPA	Credit Risk Participation Agreement
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TDR	Troubled Debt Restructuring

Item 1.   Financial Statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$57,154	$65,078
Interest earning deposits in banks	80,924	17,409
Federal funds sold	7,691	172
Total cash and cash equivalents	145,769	82,659
Debt securities available for sale at fair value	1,896,894	1,657,381
Loans held for sale	58,333	59,956
Gross loans held for investment	3,374,076	3,496,790
Unearned income, net	(15,915)	(14,567)
Loans held for investment, net of unearned income	3,358,161	3,482,223
Allowance for credit losses	(50,650)	(55,500)
Total loans held for investment, net	3,307,511	3,426,723
Premises and equipment, net	85,581	86,401
Goodwill	62,477	62,477
Other intangible assets, net	23,735	25,242
Foreclosed assets, net	1,487	2,316
Other assets	155,525	153,493
Total assets	$5,737,312	$5,556,648

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$958,526	$910,655
Interest bearing deposits	3,836,037	3,636,394
Total deposits	4,794,563	4,547,049
Short-term borrowings	175,785	230,789
Long-term debt	201,696	208,691
Other liabilities	53,948	54,869
Total liabilities	5,225,992	5,041,398

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,981,088 and 16,016,780	16,581	16,581
Additional paid-in capital	299,747	300,137
Retained earnings	206,230	188,191
Treasury stock at cost, 599,929 and 564,237 shares	(15,278)	(14,251)
Accumulated other comprehensive income	4,040	24,592
Total shareholders' equity	511,320	515,250
Total liabilities and shareholders' equity	$5,737,312	$5,556,648
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands, except per share amounts)	2021	2020
Interest income
Loans, including fees	$36,542	$42,012
Taxable investment securities	5,093	3,717
Tax-exempt investment securities	2,555	1,512
Other	14	164
Total interest income	44,204	47,405
Interest expense
Deposits	3,608	7,949
Short-term borrowings	128	334
Long-term debt	1,851	1,716
Total interest expense	5,587	9,999
Net interest income	38,617	37,406
Credit loss (benefit) expense	(4,734)	21,733
Net interest income after credit loss (benefit) expense	43,351	15,673
Noninterest income
Investment services and trust activities	2,836	2,536
Service charges and fees	1,487	1,826
Card revenue	1,536	1,365
Loan revenue	4,730	1,123
Bank-owned life insurance	542	520
Investment securities gains, net	27	42
Other	666	2,743
Total noninterest income	11,824	10,155
Noninterest expense
Compensation and employee benefits	16,917	16,617
Occupancy expense of premises, net	2,318	2,341
Equipment	1,793	1,880
Legal and professional	783	1,535
Data processing	1,252	1,354
Marketing	1,006	1,062
Amortization of intangibles	1,507	2,028
FDIC insurance	512	448
Communications	409	457
Foreclosed assets, net	47	138
Other	1,156	2,141
Total noninterest expense	27,700	30,001
Income (loss) before income tax expense	27,475	(4,173)
Income tax expense (benefit)	5,827	(2,198)
Net income (loss)	$21,648	$(1,975)

Per common share information
Earnings (loss) - basic	$1.35	$(0.12)
Earnings (loss) - diluted	$1.35	$(0.12)
Dividends paid	$0.2250	$0.2200
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands)	2021	2020
Net income (loss)	$21,648	$(1,975)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain from debt securities available for sale:
Unrealized net holding (loss) gain on debt securities available for sale arising during the period	(27,784)	4,325
Reclassification adjustment for gains included in net income	(27)	(42)
Income tax benefit (expense)	7,259	(1,118)
Unrealized net (loss) gain on debt securities available for sale, net of reclassification adjustment	(20,552)	3,165
Unrealized loss from cash flow hedging instruments:
Unrealized net holding loss in cash flow hedging instruments arising during the period	—	(888)
Reclassification adjustment for net gain in cash flow hedging instruments included in income	—	(5)
Income tax benefit	—	233
Unrealized net losses on cash flow hedge instruments, net of reclassification adjustment	—	(660)
Other comprehensive (loss) income, net of tax	(20,552)	2,505
Comprehensive income	$1,096	$530
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	$508,982
Cumulative effect of change in accounting principle(1)	—	—	(5,362)	—	—	(5,362)
Net loss	—	—	(1,975)	—	—	(1,975)
Other comprehensive income	—	—	—	—	2,505	2,505
Acquisition fair value finalization(2)	—	2,355	—	—	—	2,355
Release/lapse of restriction on RSUs (22,946 shares)	—	(679)	—	552	—	(127)
Repurchase of common stock (95,340 shares)	—	—	—	(2,604)	—	(2,604)
Share-based compensation	—	346	—	—	—	346
Dividends paid on common stock ($0.2200 per share)	—	—	(3,556)	—	—	(3,556)
Balance at March 31, 2020	$16,581	$299,412	$190,212	$(12,518)	$6,877	$500,564

Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	$515,250
Net income	—	—	21,648	—	—	21,648
Other comprehensive loss	—	—	—	—	(20,552)	(20,552)
Release/lapse of restriction on RSUs (26,896 shares, net)	—	(774)	(11)	672	—	(113)
Repurchase of common stock (62,588 shares)	—	—	—	(1,699)	—	(1,699)
Share-based compensation	—	384	—	—	—	384
Dividends paid on common stock ($0.2250 per share)	—	—	(3,598)	—	—	(3,598)
Balance at March 31, 2021	$16,581	$299,747	$206,230	$(15,278)	$4,040	$511,320
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

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited) (dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$21,648	$(1,975)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Credit loss (benefit) expense	(4,734)	21,733
Depreciation, amortization, and accretion	(342)	1,456
Net loss on sale of premises and equipment	—	5
Share-based compensation	384	346
Net gain on sale or call of debt securities available for sale	—	(42)
Net gain on sale of foreclosed assets, net	(146)	(37)
Writedown of foreclosed assets	145	131
Net gain on sale of loans held for sale	(3,089)	(810)
Origination of loans held for sale	(82,898)	(50,305)
Proceeds from sales of loans held for sale	87,610	47,032
Increase in cash surrender value of bank-owned life insurance	(541)	(521)
Decrease (increase) in deferred income taxes, net	810	(3,655)
Change in:
Other assets	4,871	(5,316)
Other liabilities	(8,666)	13,367
Net cash provided by operating activities	$15,052	$21,409
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$—	$22,140
Proceeds from maturities and calls of debt securities available for sale	108,976	28,426
Purchases of debt securities available for sale	(369,754)	(142,632)
Net decrease in loans held for investment	128,164	27,819
Purchases of premises and equipment	(349)	(403)
Proceeds from sale of foreclosed assets	1,010	2,151
Proceeds from sale of premises and equipment	—	2
Net cash (used in) investing activities	$(131,953)	$(62,497)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	$247,469	$131,094
Short-term borrowings	(55,004)	(9,860)
Payments of subordinated debt issuance costs	(9)	—
Payments on finance lease liability	(35)	(31)
Payments of Federal Home Loan Bank borrowings	(7,000)	(20,000)
Payments of other long-term debt	—	(1,767)
Taxes paid relating to the release/lapse of restriction on RSUs	(113)	(127)
Dividends paid	(3,598)	(3,556)
Repurchase of common stock	(1,699)	(2,604)
Net cash provided by financing activities	$180,011	$93,149
Net increase in cash and cash equivalents	$63,110	$52,061
Cash and cash equivalents:
Beginning of Period	82,659	73,484
Ending balance	$145,769	$125,545

(unaudited) (dollars in thousands)	Three Months Ended March 31,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$6,835	$9,993
Cash paid during the period for income taxes	—	—
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$180	$493
Investment securities purchased but not settled	7,945	7,267
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
The Company owns all of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa. We operate primarily through MidWestOne Bank, our bank subsidiary.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.
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

Congress, the President, and the FRB have taken several actions designed to mitigate the economic impact of the pandemic. The CARES Act was signed into law in March 2020 as a $2 trillion legislative package. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations. On December 27, 2020, a new COVID-19 relief bill was signed into law by President Trump, which includes as part of the bill up to $284.5 billion of a second wave of PPP funding. The American Rescue Plan Act of 2021 was signed into law on March 11, 2021 by President Biden as a $1.9 trillion legislative package, which includes as part of the bill a variety of economic assistance programs for Americans. In addition, on March 30, 2021, President Biden signed into law the PPP Extension Act of 2021, which provided an extension to May 31, 2021 for qualifying businesses to apply for a PPP loan and provided an additional 30 days for the SBA to process pending PPP loan applications.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and related measures to curtail its spread or to provide economic assistance to entities and individuals or otherwise stimulate the economy, will have on the Company’s operations, the Company discloses in this report potentially material items of which it is aware at the time this report is filed with the SEC.

Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19. In accordance with CARES Act provisions and regulatory guidance, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes that the breadth of the economic impact of COVID-19 may affect its borrowers’ ability to repay in future periods.

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

It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be subsequent triggering events that could, under certain circumstances, cause us to perform a goodwill or intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill or intangible assets is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital, cash flows or liquidity position.

Credit
The Company is working with customers directly affected by COVID-19. The Company has offered and continues to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situations and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required ACL and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen in future periods if the effects of COVID-19 are prolonged.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2021 may not be indicative of results for the year ending December 31, 2021, or for any other period.
All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021.
Segment Reporting
The Company’s activities are considered to be one reportable segment. The Company is engaged in the business of commercial and retail banking, and trust and investment services, with operations throughout Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, western Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, and investments.

2.    Effect of New Financial Accounting Standards
Accounting Guidance Pending Adoption at March 31, 2021
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. Entities may apply the provision as of the beginning of the reporting period when the election is made until December 31, 2022. The Company is currently evaluating the impact of ASU 2020-04.

3.    Debt Securities
The amortized cost and fair value of investment debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of March 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. Government agencies and corporations	$335	$5	$—	$—	$340
State and political subdivisions	672,120	9,510	7,707	—	673,923
Mortgage-backed securities	78,512	1,237	744	—	79,005
Collateralized mortgage obligations	717,112	4,546	5,677	—	715,981
Corporate debt securities	423,348	7,995	3,698	—	427,645
Total debt securities	$1,891,427	$23,293	$17,826	$—	$1,896,894

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. Government agencies and corporations	$355	$6	$—	$—	$361
State and political subdivisions	611,666	17,163	483	—	628,346
Mortgage-backed securities	92,261	1,758	1	—	94,018
Collateralized mortgage obligations	559,718	6,332	214	—	565,836
Corporate debt securities	360,103	9,333	616	—	368,820
Total debt securities	$1,624,103	$34,592	$1,314	$—	$1,657,381

Investment securities with a fair value of $516.1 million and $434.7 million at March 31, 2021 and December 31, 2020, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2021, aggregated by investment category and length of time in a continuous loss position:

		As of March 31, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	145	$274,770	$7,413	$9,468	$294	$284,238	$7,707
Mortgage-backed securities	8	20,218	743	110	1	20,328	744
Collateralized mortgage obligations	22	392,272	5,677	—	—	392,272	5,677
Corporate debt securities	28	143,592	3,543	750	155	144,342	3,698
Total	203	$830,852	$17,376	$10,328	$450	$841,180	$17,826
As of March 31, 2021, 145 state and political subdivisions securities with total unrealized losses of $7.7 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2021, 8 mortgage-backed securities and 22 collateralized mortgage obligations with unrealized losses totaling $6.4 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2021, 28 corporate debt securities with total unrealized losses of $3.7 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

Accrued interest receivable on available for sale debt securities, which is recorded within 'Other Assets,' totaled $7.8 million at March 31, 2021 and $7.3 million at December 31, 2020 and is excluded from the estimate of credit losses.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2020, aggregated by investment category and length of time in a continuous loss position:

		As of December 31, 2020
Available for Sale	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	27	$31,489	$157	$4,065	$326	$35,554	$483
Mortgage-backed securities	7	315	1	—	—	315	1
Collateralized mortgage obligations	8	133,032	214	—	—	133,032	214
Corporate debt securities	15	35,995	523	3,311	93	39,306	616
Total	57	$200,831	$895	$7,376	$419	$208,207	$1,314

Proceeds and gross realized gains and losses on debt securities available for sale for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
(in thousands)	March 31, 2021	March 31, 2020
Proceeds from sales of debt securities available for sale	$—	$22,140

Gross realized gains from sales of debt securities available for sale	—	155
Gross realized losses from sales of debt securities available for sale	—	(113)
Net realized gain from sales of debt securities available for sale	$—	$42
The contractual maturity distribution of investment debt securities at March 31, 2021, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$35,751	$36,169
Due after one year through five years	304,392	310,792
Due after five years through ten years	418,530	416,063
Due after ten years	337,130	338,884
	$1,095,803	$1,101,908
Mortgage-backed securities	78,512	79,005
Collateralized mortgage obligations	717,112	715,981
Total	$1,891,427	$1,896,894

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Agricultural	$117,099	$116,392
Commercial and industrial	993,770	1,055,488
Commercial real estate:
Construction & development	164,927	181,291
Farmland	138,199	144,970
Multifamily	261,806	256,525
Commercial real estate-other	1,128,660	1,149,575
Total commercial real estate	1,693,592	1,732,361
Residential real estate:
One- to four- family first liens	337,408	355,684
One- to four- family junior liens	137,025	143,422
Total residential real estate	474,433	499,106
Consumer	79,267	78,876
Loans held for investment, net of unearned income	3,358,161	3,482,223
Allowance for credit losses	(50,650)	(55,500)
Total loans held for investment, net	$3,307,511	$3,426,723

Loans with unpaid principal in the amount of $835.8 million and $830.2 million at March 31, 2021 and December 31, 2020, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
March 31, 2021
Agricultural	$115,252	$513	$106	$1,228	$117,099	$—
Commercial and industrial	989,633	1,042	124	2,971	993,770	6
Commercial real estate:
Construction and development	163,630	693	—	604	164,927	—
Farmland	132,004	589	164	5,442	138,199	—
Multifamily	259,564	2,242	—	—	261,806	—
Commercial real estate-other	1,112,419	785	—	15,456	1,128,660	—
Total commercial real estate	1,667,617	4,309	164	21,502	1,693,592	—
Residential real estate:
One- to four- family first liens	334,061	2,337	141	869	337,408	468
One- to four- family junior liens	136,804	60	—	161	137,025	34
Total residential real estate	470,865	2,397	141	1,030	474,433	502
Consumer	79,134	94	6	33	79,267	—
Total	$3,322,501	$8,355	$541	$26,764	$3,358,161	$508

December 31, 2020
Agricultural	$115,284	$8	$45	$1,055	$116,392	$—
Commercial and industrial	1,051,727	477	333	2,951	1,055,488	106
Commercial real estate:
Construction and development	180,059	586	42	604	181,291	—
Farmland	138,798	226	324	5,622	144,970	—
Multifamily	256,525	—	—	—	256,525	—
Commercial real estate-other	1,132,015	11,514	318	5,728	1,149,575	—
Total commercial real estate	1,707,397	12,326	684	11,954	1,732,361	—
Residential real estate:
One- to four- family first liens	351,370	2,062	566	1,686	355,684	625
One- to four- family junior liens	142,663	377	234	148	143,422	—
Total residential real estate	494,033	2,439	800	1,834	499,106	625
Consumer	78,747	43	39	47	78,876	8
Total	$3,447,188	$15,293	$1,901	$17,841	$3,482,223	$739

The following table presents the amortized cost basis of loans on non-accrual status, and loans past due 90 days or more and still accruing by class of loan as of March 31, 2021 and December 31, 2020:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Agricultural	$2,824	$2,584	$2,220	$1,599	$—	$—
Commercial and industrial	6,494	7,326	3,401	4,349	6	106
Commercial real estate:
Construction and development	619	1,145	596	900	—	—
Farmland	10,458	8,319	8,834	7,266	—	—
Multifamily	1,096	746	37	39	—	—
Commercial real estate-other	19,695	19,134	2,933	2,497	—	—
Total commercial real estate	31,868	29,344	12,400	10,702	—	—
Residential real estate:
One- to four- family first liens	1,863	1,895	353	75	468	625
One- to four- family junior liens	747	722	1	1	34	—
Total residential real estate	2,610	2,617	354	76	502	625
Consumer	78	79	13	13	—	8
Total	$43,874	$41,950	$18,388	$16,739	$508	$739

The interest income recognized on loans that were on nonaccrual for the three months ended March 31, 2021 and the three months ended March 31, 2020 is $236 thousand and $272 thousand, respectively.

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

Homogenous loans, including residential real estate and consumer loans, are not individually risk rated. Instead, these loans are categorized based on performance: performing and nonperforming. Nonperforming loans include those loans on nonaccrual and loans greater than 90 days past due and on accrual.

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of March 31, 2021. As of March 31, 2021, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
March 31, 2021 (in thousands)	2021	2020	2019	2018	2017	Prior		Total
Agricultural
Pass	$21,063	$13,560	$6,123	$2,169	$1,796	$2,501	$51,726	$98,938
Special mention / watch	1,485	3,259	1,066	75	94	1,326	4,680	11,985
Substandard	1,824	1,800	511	239	170	327	1,303	6,174
Doubtful	—	1	—	—	—	1	—	2
Total	$24,372	$18,620	$7,700	$2,483	$2,060	$4,155	$57,709	$117,099
Commercial and industrial
Pass	$137,814	$393,679	$91,939	$47,502	$59,720	$127,324	$108,875	$966,853
Special mention / watch	2,029	2,821	501	412	2,233	259	4,865	13,120
Substandard	1,092	3,440	1,378	861	464	3,688	2,869	13,792
Doubtful	—	—	—	—	1	3	1	5
Total	$140,935	$399,940	$93,818	$48,775	$62,418	$131,274	$116,610	$993,770
CRE - Construction and development
Pass	$13,493	$84,966	$23,974	$10,652	$1,994	$1,344	$25,120	$161,543
Special mention / watch	—	835	294	537	—	8	—	1,674
Substandard	—	589	1,097	—	—	24	—	1,710
Doubtful	—	—	—	—	—	—	—	—
Total	$13,493	$86,390	$25,365	$11,189	$1,994	$1,376	$25,120	$164,927
CRE - Farmland
Pass	$11,922	$45,736	$21,226	$6,170	$7,527	$16,130	$1,499	$110,210
Special mention / watch	2,113	5,349	4,582	1,039	656	236	148	14,123
Substandard	92	3,510	2,451	3,695	1,727	2,364	27	13,866
Doubtful	—	—	—	—	—	—	—	—
Total	$14,127	$54,595	$28,259	$10,904	$9,910	$18,730	$1,674	$138,199
CRE - Multifamily
Pass	$41,991	$151,623	$18,241	$3,888	$8,644	$23,693	$10,886	$258,966
Special mention / watch	—	344	—	—	—	51	—	395
Substandard	—	1,096	—	—	—	1,349	—	2,445
Doubtful	—	—	—	—	—	—	—	—
Total	$41,991	$153,063	$18,241	$3,888	$8,644	$25,093	$10,886	$261,806
CRE - other
Pass	$83,195	$486,080	$120,039	$46,016	$74,286	$115,050	$41,042	$965,708
Special mention / watch	5,116	53,445	6,732	12,761	5,883	4,536	282	88,755
Substandard	2,173	44,265	12,752	6,231	1,214	7,453	109	74,197
Doubtful	—	—	—	—	—	—	—	—
Total	$90,484	$583,790	$139,523	$65,008	$81,383	$127,039	$41,433	$1,128,660
RRE - One- to four- family first liens
Performing	$28,149	$100,073	$39,401	$37,074	$27,824	$95,272	$7,284	$335,077
Nonperforming	499	218	1	337	226	1,050	—	2,331
Total	$28,648	$100,291	$39,402	$37,411	$28,050	$96,322	$7,284	$337,408
RRE - One- to four- family junior liens
Performing	$11,828	$17,822	$6,613	$10,069	$5,641	$7,683	$76,588	$136,244
Nonperforming	—	32	143	209	16	230	151	781
Total	$11,828	$17,854	$6,756	$10,278	$5,657	$7,913	$76,739	$137,025
Consumer
Performing	$12,390	$26,540	$11,168	$9,026	$4,108	$5,707	$10,250	$79,189
Nonperforming	—	6	19	11	8	34	—	78
Total	$12,390	$26,546	$11,187	$9,037	$4,116	$5,741	$10,250	$79,267

	Term Loans by Origination Year						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
Total by Credit Quality Indicator Category
Pass	$309,478	$1,175,644	$281,542	$116,397	$153,967	$286,042	$239,148	$2,562,218
Special mention / watch	10,743	66,053	13,175	14,824	8,866	6,416	9,975	130,052
Substandard	5,181	54,700	18,189	11,026	3,575	15,205	4,308	112,184
Doubtful	—	1	—	—	1	4	1	7
Performing	52,367	144,435	57,182	56,169	37,573	108,662	94,122	550,510
Nonperforming	499	256	163	557	250	1,314	151	3,190
Total	$378,268	$1,441,089	$370,251	$198,973	$204,232	$417,643	$347,705	$3,358,161

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

Allowance for Credit Losses
At March 31, 2021, the economic forecast used by the Company showed the following: (1) Midwest unemployment – slight increase in the next forecasted quarter followed by decreases in the following three forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - an increase over the next two forecasted quarters, followed by a decline in the third and fourth forecasted quarters. Overall, economic forecast loss driver data improved when compared to the previously disclosed fourth quarter of 2020 results.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $11.7 million at March 31, 2021 and $14.2 million at December 31, 2020 and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended March 31, 2021 and 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2021
Beginning balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
Charge-offs	(41)	(666)	(66)	(35)	(195)	(1,003)
Recoveries	27	292	306	9	53	687
Credit loss (benefit) expense(1)	(222)	(1,671)	(2,455)	(201)	15	(4,534)
Ending balance	$1,110	$13,644	$30,425	$4,655	$816	$50,650

For the Three Months Ended March 31, 2020
Beginning balance	$3,748	$8,394	$13,804	$2,685	$448	$29,079
Day 1 transition adjustment from adoption of ASC 326	(2,557)	2,728	1,300	2,050	463	3,984
Charge-offs	(84)	(471)	(720)	—	(222)	(1,497)
Recoveries	25	213	8	7	46	299
Credit loss expense(1)	14	8,445	8,746	1,683	434	19,322
Ending balance	$1,146	$19,309	$23,138	$6,425	$1,169	$51,187

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss (benefit) expense of $(0.2) million and $2.4 million related to off-balance sheet credit exposures for the three months ended March 31, 2021 and March 31, 2020, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of March 31, 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,463	$5,591	$30,949	$692	$8	$39,703
Collectively evaluated for impairment	114,636	988,179	1,662,643	473,741	79,259	3,318,458
Total	$117,099	$993,770	$1,693,592	$474,433	$79,267	$3,358,161
Allowance for credit losses:
Individually evaluated for impairment	$39	$773	$2,486	$170	$—	$3,468
Collectively evaluated for impairment	1,071	12,871	27,939	4,485	816	47,182
Total	$1,110	$13,644	$30,425	$4,655	$816	$50,650

	As of December 31, 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,088	$6,582	$28,235	$427	$8	$37,340
Collectively evaluated for impairment	114,304	1,048,906	1,704,126	498,679	78,868	3,444,883
Total	$116,392	$1,055,488	$1,732,361	$499,106	$78,876	$3,482,223
Allowance for credit losses:
Individually evaluated for impairment	$66	$799	$2,031	$179	$—	$3,075
Collectively evaluated for impairment	1,280	14,890	30,609	4,703	943	52,425
Total	$1,346	$15,689	$32,640	$4,882	$943	$55,500

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of March 31, 2021
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$963	$758	$742	$2,463	$39
Commercial and industrial	629	2,366	2,596	5,591	773
Commercial real estate:
Construction and development	595	—	—	595	—
Farmland	10,132	—	—	10,132	123
Multifamily	1,096	—	—	1,096	452
Commercial real estate-other	19,126	—	—	19,126	1,911
Residential real estate:
One- to four- family first liens	483	—	—	483	132
One- to four- family junior liens	209	—	—	209	38
Consumer	—	8	—	8	—
Total	$33,233	$3,132	$3,338	$39,703	$3,468

	As of December 31, 2020
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$516	$824	$748	$2,088	$66
Commercial and industrial	667	3,037	2,878	6,582	799
Commercial real estate:
Construction and development	899	—	—	899	—
Farmland	7,850	—	—	7,850	88
Multifamily	746	—	—	746	202
Commercial real estate-other	18,740	—	—	18,740	1,741
Residential real estate:
One- to four- family first liens	204	—	—	204	132
One- to four- family junior liens	223	—	—	223	47
Consumer	—	8	—	8	—
Total	$29,845	$3,869	$3,626	$37,340	$3,075

Troubled Debt Restructurings
TDRs totaled $9.9 million and $11.0 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, the Company had $7 thousand of commitments to lend additional funds to borrowers with loans classified as TDR.
The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	Three Months Ended March 31,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
Commercial and industrial	—	$—	$—	1	$242	$242
Commercial real estate-other	—	—	—	2	485	485
One- to four- family first liens	1	93	93	—	—	—

CONCESSION - Other
Commercial real estate-other	1	44	44	—	—	—
One- to four- family first liens	1	150	150	—	—	—
Total	3	$287	$287	3	$727	$727

For the three months ended March 31, 2021 and March 31, 2020, the Company had zero TDRs that redefaulted within 12 months subsequent to restructure.

Modifications in response to COVID-19:

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, as extended by the Consolidated Appropriation Acts, 2021, along with a joint interagency statement issued by the federal banking agencies provide that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for the initial deferral of three months of principal and/or interest. The deferred interest is due and payable at the end of the deferral period and the deferred principal is due and payable on the maturity date. At March 31, 2021, the outstanding balance of loans modified as a result of the COVID-19 pandemic totaled $16.7 million. The program is ongoing and additional loans continue to be granted deferrals.

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

The fair values of the Company's derivative instrument assets and liabilities are summarized as follows:

	As of March 31, 2021			As of December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments
Fair value hedges
Interest rate swaps	$25,373	$547	$1,329	$25,559	$34	$2,452
Total	$25,373	$547	$1,329	$25,559	$34	$2,452

Not designated as hedging instruments:
Interest rate swaps	$346,944	$6,346	$6,361	$347,380	$10,758	$10,807
RPAs - protection sold	4,412	1	—	4,471	4	—
RPAs - protection purchased	9,778	—	4	9,825	—	8
Total	$361,134	$6,347	$6,365	$361,676	$10,762	$10,815

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

The table below presents the effect of cash flow hedge accounting on AOCI for three months ended March 31, 2021 and 2020.

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2021	2020		2021	2020
Interest rate swaps	$—	$(888)	Interest Expense	$—	$5

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended March 31,
	2021		2020
(in thousands)	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(108)	$—	$(47)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	(1,633)	—	1,750	—
Derivative designated as hedging instruments	1,123	—	(1,761)	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	—	—	5	—
As of March 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$26,173	$786

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended March 31,
(in thousands)		2021	2020
Interest rate swaps	Other income	$(34)	$141
RPAs	Other income	—	103
Total		$(34)	$244

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of March 31, 2021 and December 31, 2020, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of March 31, 2021
Asset Derivatives	$6,894	$—	$6,894	$—	$—	$6,894
Liability Derivatives	(7,694)	—	(7,694)	—	(2,140)	(5,554)

As of December 31, 2020
Asset Derivatives	$10,796	$—	$10,796	$—	$—	$10,796
Liability Derivatives	(13,267)	—	(13,267)	—	(13,267)	—
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
As of March 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.0 million. As of March 31, 2021, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and has posted $2.1 million of collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $5.0 million.

6.    Goodwill and Intangible Assets
The carrying amount of goodwill was $62.5 million at March 31, 2021 and December 31, 2020.
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of March 31, 2021			As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$41,745	$(27,628)	$14,117	$41,745	$(26,440)	$15,305
Customer relationship intangible	5,265	(2,920)	2,345	5,265	(2,630)	2,635
Other	2,700	(2,467)	233	2,700	(2,438)	262
	$49,710	$(33,015)	$16,695	$49,710	$(31,508)	$18,202

Indefinite-lived trade name intangible	$7,040			$7,040
The following table provides the estimated future amortization expense for the remaining nine months ending December 31, 2021 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
Estimated Remaining Amortization Expense for the Year Ending December 31,
2021	$3,002	$772	$77	$3,851
2022	3,487	797	79	4,363
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
2025	1,526	19	2	1,547
Thereafter	1,089	—	—	1,089
Total	$14,117	$2,345	$233	$16,695
7.    Other Assets
The components of the Company's other assets as of March 31, 2021 and December 31, 2020 were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Bank-owned life insurance	$84,024	$83,483
Interest receivable	19,749	21,706
FHLB stock	12,170	13,784
Mortgage servicing rights	5,928	5,137
Operating lease right-of-use assets, net	3,364	3,613
Federal and state income taxes, deferred	10,294	3,845
Derivative assets	6,894	10,796
Other receivables/assets	13,102	11,129
	$155,525	$153,493

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Noninterest bearing deposits	$958,526	$910,655
Interest checking deposits	1,406,070	1,351,641
Money market deposits	950,300	918,654
Savings deposits	580,862	529,751
Time deposits under $250	558,338	581,471
Time deposits of $250 or more	340,467	254,877
Total deposits	$4,794,563	$4,547,049
The Company had $6.2 million and $7.8 million in reciprocal time deposits through the CDARS program as of March 31, 2021 and December 31, 2020, respectively. Included in interest-bearing checking and money market deposits at March 31, 2021 and December 31, 2020 were $17.2 million and $14.8 million, respectively, of reciprocal deposits in the ICS program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of March 31, 2021 and December 31, 2020, the Company had public entity deposits that were collateralized by investment securities of $244.9 million and $156.7 million, respectively.

9.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	March 31, 2021		December 31, 2020
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.25%	$175,785	0.28%	$174,289
Federal Home Loan Bank advances	—	—	0.29	56,500
Total	0.25%	$175,785	0.28%	$230,789
Securities Sold Under an Agreement to Repurchase - Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. All securities sold under agreements to repurchase are recorded on the face of the balance sheet.
Federal Home Loan Bank Advances - The Bank has a secured line of credit with the FHLBDM. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements.
Unsecured Line of Credit - The Bank has unsecured federal funds lines totaling $145.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either March 31, 2021 or December 31, 2020.
Other - At March 31, 2021 and December 31, 2020, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $64.8 million as of March 31, 2021 and $67.7 million as of December 31, 2020. As of March 31, 2021 and December 31, 2020, the Bank had municipal securities with a market value of $69.9 million and $72.0 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million with interest payable at a rate of one-month LIBOR plus 1.75%. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. The credit agreement matures on September 30, 2021. The Company had no balance outstanding under this revolving credit facility as of both March 31, 2021 and December 31, 2020.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
March 31, 2021
ATBancorp Statutory Trust I	$7,732	$6,859	Three-month LIBOR + 1.68%	1.86%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,864	Three-month LIBOR + 1.65%	1.83%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,775	Three-month LIBOR + 2.15%	2.35%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,845	Three-month LIBOR + 3.50%	3.68%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.77%	12/15/2037	12/15/2012
Total	$44,847	$41,807

December 31, 2020
ATBancorp Statutory Trust I	$7,732	$6,850	Three-month LIBOR + 1.68%	1.90%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,850	Three-month LIBOR + 1.65%	1.87%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,767	Three-month LIBOR + 2.15%	2.39%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,832	Three-month LIBOR + 3.50%	3.72%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.81%	12/15/2037	12/15/2012
Total	$44,847	$41,763

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

Subordinated Debentures
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.9 million of subordinated debentures (the "ATB Debentures"). The ATB Debentures have a stated maturity of May 31, 2023, and bear interest at a fixed annual rate of 6.50%, with interest payable semi-annually. The Company has the option to redeem the debentures, in whole or part, at any time on or after May 31, 2021. On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030.

The ATB Debentures and subordinated notes constitute Tier 2 capital under the rules and regulations of the Federal Reserve applicable to the capital status of the subordinated debt of bank holding companies. The ATB Debentures and subordinated notes are phased out of Tier 2 capital by 20% of the amount of the debentures or subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of each debenture. At March 31, 2021, we were permitted to treat 40% of the ATB Debentures as Tier 2 capital, and all of the subordinated notes as Tier 2 capital.

Other Long-Term Debt
Long-term borrowings were as follows as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$1,061	8.89%	$1,096
FHLB borrowings	1.90	84,174	1.92	91,198
Total	1.99%	$85,235	2.00%	$92,294
The Company utilizes FHLB borrowings as a funding source to supplement customer deposits and to assist in managing interest rate risk. As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. At March 31, 2021, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 3. Debt Securities of the notes to the consolidated financial statements.
As of March 31, 2021, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2021	0.76%	$36,000
Due in 2022	2.68%	31,000
Due in 2023	2.79%	11,000
Due in 2024	3.15%	6,000
Total		84,000
Valuation adjustment from acquisition accounting		174
Total		$84,174

11.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2021	2020
Basic Earnings (Loss) Per Share:
Net income (loss)	$21,648	$(1,975)
Weighted average shares outstanding	15,990,724	16,141,500
Basic earnings (loss) per common share	$1.35	$(0.12)

Diluted Earnings (Loss) Per Share:
Net income (loss)	$21,648	$(1,975)
Weighted average shares outstanding, including all dilutive potential shares	16,020,920	16,141,500
Diluted earnings (loss) per common share	$1.35	$(0.12)

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computation above were as follows:

	Three Months Ended March 31,
	2021	2020
Dilutive shares (1)	—	18,042
(1) Dilutive potential shares that were excluded from the computation of diluted earnings per common share for the three months ended March 31, 2020 as a result of the reported net loss available to common shareholders.

12.    Regulatory Capital Requirements and Restrictions on Subsidiary Cash
Regulatory Capital and Reserve Requirement - The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The capital amounts and classification also are subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of March 31, 2021 and December 31, 2020, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these periods was zero dollars.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of March 31, 2021 and December 31, 2020, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2021
Consolidated:
Total capital/risk weighted assets	$589,205	13.75%	$450,010	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	477,086	11.13	364,294	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	435,279	10.16	300,006	7.00	N/A	N/A
Tier 1 leverage capital/average assets	477,086	8.78	217,315	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$563,501	13.19%	$448,555	10.50%	$427,195	10.00%
Tier 1 capital/risk weighted assets	520,716	12.19	363,116	8.50	341,756	8.00
Common equity tier 1 capital/risk weighted assets	520,716	12.19	299,037	7.00	277,677	6.50
Tier 1 leverage capital/average assets	520,716	9.60	216,913	4.00	271,142	5.00

At December 31, 2020
Consolidated:
Total capital/risk weighted assets	$572,437	13.41%	$448,068	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	456,526	10.70	362,722	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	414,763	9.72	298,712	7.00	N/A	N/A
Tier 1 leverage capital/average assets	456,526	8.50	214,795	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$547,558	12.89%	$446,113	10.50%	$424,870	10.00%
Tier 1 capital/risk weighted assets	500,981	11.79	361,139	8.50	339,896	8.00
Common equity tier 1 capital/risk weighted assets	500,981	11.79	297,409	7.00	276,165	6.50
Tier 1 leverage capital/average assets	500,981	9.35	214,251	4.00	271,992	5.00
(1) Includes a capital conservation buffer of 2.50%.
Subordinated Notes - The Company completed a private placement of $65.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes on July 28, 2020. The subordinated notes are intended to qualify as Tier 2 capital for regulatory purposes, and the Company is using the net proceeds from the offering for general corporate purposes and to support its organic growth plans, including maintaining its regulatory capital ratios.

13.    Commitments and Contingencies
Credit-related financial instruments - The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, commitments to sell loans, and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank's commitments as of the dates indicated:

	March 31, 2021	December 31, 2020
(in thousands)
Commitments to extend credit	$920,493	$897,274
Commitments to sell loans	58,333	59,956
Standby letters of credit	21,417	34,212
Total	$1,000,243	$991,442
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At March 31, 2021, the liability for off-balance-sheet credit losses totaled $3.9 million, whereas the total amount of the liability as of December 31, 2020 was $4.1 million. The total amount recorded in credit loss (benefit) expense for the three months ended March 31, 2021 and March 31, 2020 was $(0.2) million and $2.4 million, respectively.
Litigation - In the normal course of business, the Company and its subsidiaries have been named, from time to time, as defendants in various legal actions.  Certain of the actual or threatened legal actions may include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Management, after consulting with legal counsel, is of the opinion that the ultimate liability, if any, resulting from these pending or threatened actions and proceedings will not have a material effect on the financial statements of the Company.

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 60% of the loans are real estate loans, excluding farmland, and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 20% and 14%, respectively, as of March 31, 2021.

14.    Fair Value of Financial Instruments and Fair Value Measurements
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

For information regarding the valuation methodologies used to measure the Company's assets recorded at fair value (under ASC Topic 820), and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825, as amended by ASU 2016-01 and ASU 2018-03), see Note 1. Nature of Business and Significant Accounting Policies and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K, filed with the SEC on March 11, 2021.
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily available for sale debt securities, derivatives and mortgage servicing rights. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered "nonrecurring" for purposes of disclosing the Company's fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for collateral dependent individually analyzed loans and other real estate owned.

Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$340	$—	$340	$—
State and political subdivisions	673,923	—	673,923	—
Mortgage-backed securities	79,005	—	79,005	—
Collateralized mortgage obligations	715,981	—	715,981	—
Corporate debt securities	427,645	—	427,645	—
Derivative assets	6,894	—	6,894	—
Mortgage servicing rights	5,928	—	5,928	—

Liabilities:
Derivative liabilities	$7,694	$—	$7,694	$—

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$361	$—	$361	$—
State and political subdivisions	628,346	—	628,346	—
Mortgage-backed securities	94,018	—	94,018	—
Collateralized mortgage obligations	565,836	—	565,836	—
Corporate debt securities	368,820	—	368,820	—
Derivative assets	10,796	—	10,796	—
Mortgage servicing rights	5,137	—	5,137	—

Liabilities:
Derivative liabilities	$13,267	$—	$13,267	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three months ended March 31, 2021 or the year ended December 31, 2020.
Changes in the fair value of available for sale debt securities are included in other comprehensive income.
Nonrecurring Basis
The following tables presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at March 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$36,235	$—	$—	$36,235
Foreclosed assets, net	1,487	—	—	1,487

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$34,265	$—	$—	$34,265
Foreclosed assets, net	2,316	—	—	2,316

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	March 31, 2021	December 31, 2020	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$36,235	$34,265	Fair value of collateral	Valuation adjustments	—%	-	91%	22%
Foreclosed assets, net	$1,487	$2,316	Fair value of collateral	Valuation adjustments	8%	-	66%	32%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
The carrying amount and estimated fair value of financial instruments at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$145,769	$145,769	$145,769	$—	$—
Debt securities available for sale	1,896,894	1,896,894	—	1,896,894	—
Loans held for sale	58,333	58,608	—	58,608	—
Loans held for investment, net	3,307,511	3,341,347	—	—	3,341,347
Interest receivable	19,749	19,749	—	19,749	—
FHLB stock	12,170	12,170	—	12,170	—
Derivative assets	6,894	6,894	—	6,894	—
Financial liabilities:
Noninterest bearing deposits	958,526	958,526	958,526	—	—
Interest bearing deposits	3,836,037	3,838,265	2,937,232	901,033	—
Short-term borrowings	175,785	175,785	175,785	—	—
Finance leases payable	1,061	1,061	—	1,061	—
FHLB borrowings	84,174	85,986	—	85,986	—
Junior subordinated notes issued to capital trusts	41,807	34,066	—	34,066	—
Subordinated debentures	74,654	78,388	—	78,388	—
Derivative liabilities	7,694	7,694	—	7,694	—

	December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,659	$82,659	$82,659	$—	$—
Debt securities available for sale	1,657,381	1,657,381	—	1,657,381	—
Loans held for sale	59,956	60,039	—	60,039	—
Loans held for investment, net	3,426,723	3,469,515	—	—	3,469,515
Interest receivable	21,706	21,706	—	21,706	—
FHLB stock	13,784	13,784	—	13,784	—
Derivative assets	10,796	10,796	—	10,796	—
Financial liabilities:
Noninterest bearing deposits	910,655	910,655	910,655	—	—
Interest bearing deposits	3,636,394	3,640,365	2,800,046	840,319
Short-term borrowings	230,789	230,789	230,789	—	—
Finance leases payable	1,096	1,096	—	1,096	—
FHLB borrowings	91,198	93,380	—	93,380
Junior subordinated notes issued to capital trusts	41,763	33,986	—	33,986
Subordinated debentures	74,634	77,228	—	77,228
Derivative liabilities	13,267	13,267	—	13,267	—

15.    Leases
Substantially all of the leases in which the Company is the lessee are comprised of real estate property for banking offices and office space with terms extending through 2025. We do not have any subleased properties. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 31, 2021	December 31, 2020
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$3,364	$3,613
Finance lease right-of-use asset	Premises and equipment, net	518	542
Total right-of-use assets		$3,882	$4,155

Lease Liabilities
Operating lease liability	Other liabilities	$4,316	$4,583
Finance lease liability	Long-term debt	1,061	1,096
Total lease liabilities		$5,377	$5,679

Weighted-average remaining lease term
Operating leases		8.92 years	8.82 years
Finance lease		5.42 years	5.67 years

Weighted-average discount rate
Operating leases		3.98%	3.92%
Finance lease		8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Lease Costs
Operating lease cost	$299	$319
Variable lease cost	72	39
Interest on lease liabilities (1)	23	26
Amortization of right-of-use assets	24	24
Net lease cost	$418	$408

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$572	$503
Operating cash flows from finance lease	23	27
Finance cash flows from finance lease	35	31
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of March 31, 2021 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2021	$177	$807
December 31, 2022	240	993
December 31, 2023	245	932
December 31, 2024	250	702
December 31, 2025	255	232
Thereafter	171	1,907
Total undiscounted lease payment	$1,338	$5,573
Amounts representing interest	(277)	(1,257)
Lease liability	$1,061	$4,316

16.    Subsequent Events
The Company has evaluated events that have occurred subsequent to March 31, 2021 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On April 29, 2021, the board of directors of the Company declared a cash dividend of $0.2250 per share payable on June 15, 2021 to shareholders of record as of the close of business on June 1, 2021.
Pursuant to the Company’s share repurchase program approved on August 20, 2019, the Company has purchased 1,890 shares of common stock subsequent to March 31, 2021 and through May 4, 2021 for a total cost of $55.5 thousand inclusive of transaction costs, leaving $2.6 million remaining available under the program.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•the effects of the COVID-19 pandemic, including its potential effects on the economic environment, our customers and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
•government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the CARES Act, the Consolidated Appropriations Act, 2021 and the American Rescue Plan Act;
•the impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges;
•credit quality deterioration or pronounced and sustained reduction in real estate market values causing an increase in the allowance for credit losses, an increase in the credit loss expense, and a reduction in net earnings;
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
•changes in and uncertainty related to benchmark interest rates used to price loans and deposits, including the expected elimination of LIBOR, and the adoption of a substitute;
•legislative and regulatory changes, including changes in banking, securities, trade, and tax laws and regulations and their application by our regulators;
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
•the effects of competition from other commercial banks and other financial institutions operating in our markets or elsewhere or providing similar services;
•the failure of assumptions underlying the establishment of allowances for credit losses and estimation of values of collateral and various financial assets and liabilities;
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
•changes in general economic, political, or industry conditions, nationally, internationally or in the communities in which we conduct business;
•changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;
•war or terrorist activities, widespread disease or pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
•the effects of cyber-attacks;
•the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers; and
•other factors and risks described under “Risk Factors” in this Form 10-Q and in other reports we file with the SEC.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021. Results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be attained for any other period.
COVID-19 Update
The outbreak of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three months ended March 31, 2021, and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas
Our commercial and consumer banking products and services are offered primarily in Iowa, Minnesota, Wisconsin, Florida and Colorado, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. Since the outbreak of the COVID-19 pandemic, we've seen in our markets a variety of responses to the pandemic, which have included social distancing protocols, limitations on the numbers of customers at restaurants and retail stores, limitations of social gathering sizes, safety practices for the at-risk and elderly, as well as other safeguarding practices. Each of our market areas have also had varying responses to the COVID-19 pandemic due to the availability of the COVID-19 vaccine. The Bank's banking offices have remained open during these orders because the Bank is deemed to be an essential business. Based on the current environment, it is unclear how the states in our market areas will continue to change policies in response to the COVID-19 pandemic and the impact of these policies on our customers and regional economies.
The U.S. experienced a substantial decline nationally in economic condition in 2020. The national unemployment rate has fluctuated since the outbreak of the COVID-19 pandemic and has declined from 6.7% in December 2020 to 6.0% in March 2021, but remains elevated when compared to the pre-pandemic levels in February 2020 of 3.5% per the U.S. Department of Labor.
Policy and Regulatory Developments
Federal, state, and local governments and regulatory authorities throughout 2020 and into the first quarter of 2021 have enacted and issued a range of policy responses to the COVID-19 pandemic. More recently, these have included policies such as the following:
•President Biden on March 11, 2021 signed into law the American Rescue Plan Act of 2021, a new $1.9 trillion COVID-19 relief bill. The bill includes a variety of economic assistance programs for Americans, such as the payment of an additional stimulus check, extension of job benefits, additional funding for coronavirus testing and vaccine distribution, an infusion of cash in state and local governments, an array of tax benefits, and expansion and modification of the PPP, among other economic incentives.
•President Biden on March 30, 2021 signed into law the PPP Extension Act of 2021, which provided an extension to May 31, 2021 for qualifying businesses to apply for a PPP loan and provided an additional 30 days for the SBA to process pending PPP loan applications.
Our Response
Our response to COVID-19 continues to be focused on how we can best serve our employees, customers, and communities. The Bank has utilized a combination of digital banking, voice, branch drive-thru and other channels in order to meet the needs of our customers. In addition, we have implemented additional safety measures to achieve appropriate social distancing for both customers and employees throughout our locations, including all of our locations having capacity restrictions and requirements to wear protective face coverings.
We continue to work with our customers to understand the level of impact the pandemic has had on their business operations as the pandemic continues to determine how best to serve them in these unprecedented times. We also continue to lend to qualified businesses for working capital and general business purposes, while also meeting the needs of our individual customers. Further, we implemented a loan payment deferral program and assisted our clients through the PPP.
Financial Condition & Results of Operations
Net Interest Income. The Company's net interest income continues to be impacted by the monetary policy tools that were implemented by the FRB in March 2020 to stimulate the economy and influence overall growth and distribution of credit, bank loans, investments and deposits, and also to affect interest rates charged on loans or paid on deposits. These actions reduced both short-term and long-term interest rates and added significantly to the country’s money supply. Thus, the interest rates at which we originated new loans and repriced existing loans were generally lower than pre-pandemic existing loan portfolio rates, reducing loan interest income. In addition, while we've seen a decline in the number of COVID-19 affected borrowers who have requested a deferral of loan principal and/or interest payments as compared to the previously disclosed fourth quarter of 2020 results, we recognize that the economic impact from COVID-19 may affect our borrowers' ability to repay the deferred principal and interest in future periods, which would reduce interest income. We are unable to project the materiality that such actions may have on the Company's results of operations.
Further, the aforementioned increase in the country’s money supply, in combination with the fiscal stimulus and general economic uncertainty amid the COVID-19 pandemic, weakened customer loan demand and line utilization, but increased customer deposit balances. As a result, the Company invested the net deposit inflows into debt securities, which generally carry a lower yield than loans. In addition, a severe and sustained economic downturn could impact the debt securities issuers' ability to make payments on debt or to raise additional funds to continue operations, which could result in a reduction in interest income from debt securities and increased credit loss expense. With respect to interest expense, the reduction in short-term interest rates led to a corresponding reduction in the rates we pay for customer deposit accounts and short-term borrowings. Finally, the Company’s funding mix changed favorably toward lower cost deposit products. However, an extended recession could cause large numbers of our deposit customers to withdraw their funds, which could increase our reliance on more volatile or expensive funding sources.
Credit Loss Expense. The Company's credit loss expense was impacted by COVID-19. In 2020, the overall increase in the ACL reflected the impact that the COVID-19 pandemic had on current and forecasted economic conditions that were utilized in our ACL model. As it pertains to our March 31, 2021 financial condition and results of operations, our ACL declined compared to December 31, 2020 due to overall improvements in the economic forecast and also an improved outlook in the credit risk profile. However, as our ACL calculation and credit loss expense are significantly impacted by changes in forecasted economic conditions, significant worsening of forecasted conditions is possible and would result in further increases in the ACL and credit loss expense in future periods.
Noninterest Income. The Company's fee income could be impacted by COVID-19. For example, in keeping with guidance from regulators, during the second and third quarters of 2020, the Company worked with COVID-19 affected customers and temporarily waived fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, and account maintenance fees. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact from COVID-19 can impact its fee income in future periods.
Noninterest Expense. The PPP has impacted the timing of compensation and benefit expense as PPP loan origination costs are deferred and amortized over the life of the loan to which they relate. In addition, PPP led to increased information service expenses as a result of the Company's adoption of a PPP loan origination platform in the second quarter of 2020.

Credit Administration. Congress, the President, and the FRB have taken several actions designed to cushion the economic impact as a result of COVID-19 and related restrictions. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” which was signed into law at the end of March 2020, allows financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement, effective immediately, on loan modifications and reporting for financial institutions working with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The relief related to TDRs was extended by the CAA, which was signed into law on December 27, 2020. As discussed as part of the CAA, relief will continue until the earlier of 60 days after the date the COVID-19 national emergency comes to an end or January 1, 2022. As of March 31, 2021, the outstanding balance of loans modified as a result of the COVID-19 pandemic was 43 loans, totaling $16.7 million, as compared to 76 loans, totaling $44.1 million, as of December 31, 2020. We anticipate the total number of modifications will continue to decline due to overall improvements within the current and future expected economic conditions. However, the Company is unable to project the overall impact that the CARES Act, the interagency guidance, the CAA, and other governmental actions will have on our financial statements.
The Bank is a participating lender in the PPP. The PPP loans have a two-year or five-year term and earn interest at 1%. Loans funded through the PPP are fully guaranteed by the U.S. government if certain criteria are met. The Company believes that the majority of these loans will be forgiven by the SBA in accordance with the terms of the program. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. As of March 31, 2021, the Company had $248.7 million in outstanding PPP loans, with $6.9 million of unamortized net loan origination fees. We expect the Company's volume of PPP loan originations will decline after March 31, 2021 compared to the level of originations during the first quarter of 2021.
Loan Portfolio. COVID-19 has impacted the Company's loan growth, and we anticipate that loan growth will continue to be impacted in the future. While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following industries that we believe to be uniquely vulnerable to credit deterioration stemming from the COVID-19 pandemic as of March 31, 2021.

	Balance	% of Total Loans
(dollars in thousands)
Non-essential retail	$88,046	2.6%
Restaurants	56,054	1.7%
Hotels	114,390	3.4%
CRE - Retail	191,084	5.7%
Arts, entertainment, and gaming	23,505	0.7%
	$473,079	14.1%
Capital and liquidity
As of March 31, 2021, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that our Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. If an extended recession causes large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
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

Critical Accounting Estimates
Management has identified the accounting policies related to the ACL, fair value of assets acquired and liabilities assumed in a business combination, and the annual impairment testing of goodwill and other intangible assets to be critical accounting policies. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021, and there have been no material changes in these critical accounting estimates since December 31, 2020.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2021 and March 31, 2020
Summary
Our consolidated net income for the three months ended March 31, 2021 was $21.6 million, an increase of $23.6 million from a net loss of $2.0 million for the three months ended March 31, 2020. The increase in net income was due primarily to a decline in credit loss expense of $26.5 million, or 121.8%, coupled with a decrease of $2.3 million, or 7.7%, in noninterest expense, an increase of $1.7 million, or 16.4%, in noninterest income, and a $1.2 million, or 3.2%, increase in net interest income. In the first quarter of 2020, the Company recorded a significant credit loss expense due to the onset of the COVID-19 pandemic and economic uncertainty. The decline in credit loss expense in the first quarter of 2021 reflected overall improvements in the economic forecast and also an improved outlook in the credit risk profile. The decline in noninterest expense was primarily due to decreases of $1.0 million in 'Other' noninterest expense, $0.8 million in legal and professional expenses, and $0.5 million in the amortization of intangibles. Noninterest income increased primarily as a result of a $3.6 million increase in loan revenue, which reflected higher mortgage loan production and stronger gain on sale margins coupled with a $0.8 increase in the fair value of our mortgage servicing rights, as compared to the decline of $0.4 million in the first quarter of 2020, while net interest income increased primarily as a result of a decline in interest expense of $4.4 million. Offsetting these amounts was an $8.0 million increase in income tax expense, coupled with a $2.6 million decline in income from our commercial loan back-to-back swap program, which is reflected in 'Other' noninterest income, an increase of $0.3 million in compensation and employee benefits noninterest expense, and an overall decline of $3.2 million in interest income that stemmed from new loans originating and variable rate loans repricing at lower rates. Both basic and diluted earnings per common share for the three months ended March 31, 2021 were $1.35 as compared with both basic and diluted loss per common share of $0.12 for the three months ended March 31, 2020. Our annualized return on average shareholders' equity was 17.01% for the three months ended March 31, 2021 compared with (1.54)% for the three months ended March 31, 2020.
Selected financial performance and capital ratios for the Company are presented in the table below as of or for the quarters ended March 31, 2021 and 2020.

	As of or for the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2021	2020
Net Income (Loss)	$21,648	$(1,975)
Return on Average Assets	1.59%	(0.17)%
Return on Average Equity	17.01	(1.54)
Return on Average Tangible Equity(1)	21.52	(0.47)
Efficiency Ratio(1)	50.77	57.67
Dividend Payout Ratio	16.67	(183.33)
Common Equity Ratio	8.91	10.51
Tangible Common Equity Ratio(1)	7.52	8.11
Book Value per Share	$32.00	$31.11
Tangible Book Value per Share(1)	26.60	23.39
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

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$3,429,746	$37,073	4.38%	$3,436,263	$42,509	4.98%
Taxable investment securities	1,266,714	5,093	1.63	567,001	3,717	2.64
Tax-exempt investment securities (2)(4)	465,793	3,203	2.79	224,171	1,907	3.42
Total securities held for investment (2)	1,732,507	8,296	1.94	791,172	5,624	2.86
Other	36,536	14	0.16	55,833	164	1.18
Total interest earning assets (2)	$5,198,789	$45,383	3.54%	$4,283,268	$48,297	4.54%
Other assets	321,515			386,456
Total assets	$5,520,304			$4,669,724

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,349,671	$991	0.30%	$965,077	$1,316	0.55%
Money market deposits	913,087	478	0.21	766,766	1,645	0.86
Savings deposits	553,824	286	0.21	393,833	391	0.40
Time deposits	837,460	1,853	0.90	997,136	4,597	1.85
Total interest bearing deposits	3,654,042	3,608	0.40	3,122,812	7,949	1.02
Short-term borrowings	175,193	128	0.30	121,942	334	1.10
Long-term debt	205,971	1,851	3.64	225,587	1,716	3.06
Total borrowed funds	381,164	1,979	2.11	347,529	2,050	2.37
Total interest bearing liabilities	$4,035,206	$5,587	0.56%	$3,470,341	$9,999	1.16%

Noninterest bearing deposits	919,856			637,204
Other liabilities	49,003			47,010
Shareholders’ equity	516,239			515,169
Total liabilities and shareholders’ equity	$5,520,304			$4,669,724
Net interest income (2)		$39,796			$38,298
Net interest spread(2)			2.98%			3.38%
Net interest margin(2)			3.10%			3.60%

Total deposits(5)	$4,573,898	$3,608	0.32%	$3,760,016	$7,949	0.85%
Cost of funds(6)			0.46%			0.98%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees (costs) were $3.5 million and $(122) thousand for the three months ended March 31, 2021 and March 31, 2020, respectively. Loan purchase discount accretion was $1.1 million and $3.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Tax equivalent adjustments were $531 thousand and $497 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $648 thousand and $395 thousand for the three months ended March 31, 2021 and March 31, 2020, respectively. The federal statutory tax rate utilized was 21%.

(5)	Total deposits is the sum of total interest-bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.
(6)	Cost of funds is calculated as annualized total interest expense divided by the sum of average total deposits and borrowed funds.

The following table shows changes to tax equivalent net interest income attributable to (i) changes in volume and (ii) changes in rate. Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,
	2021 Compared to 2020 Change due to
	Volume	Yield/Cost	Net
(in thousands)
Increase (decrease) in interest income:
Loans, including fees (1)	$(84)	$(5,352)	$(5,436)
Taxable investment securities	3,206	(1,830)	1,376
Tax-exempt investment securities (1)	1,701	(405)	1,296
Total securities held for investment (1)	4,907	(2,235)	2,672
Other	(43)	(107)	(150)
Change in interest income (1)	4,780	(7,694)	(2,914)
Increase (decrease) in interest expense:
Interest checking deposits	404	(729)	(325)
Money market deposits	260	(1,427)	(1,167)
Savings deposits	122	(227)	(105)
Time deposits	(652)	(2,092)	(2,744)
Total interest-bearing deposits	134	(4,475)	(4,341)
Short-term borrowings	103	(309)	(206)
Long-term debt	(161)	296	135
Total borrowed funds	(58)	(13)	(71)
Change in interest expense	76	(4,488)	(4,412)
Change in net interest income	$4,704	$(3,206)	$1,498
Percentage (decrease) increase in net interest income over prior period			3.9%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the first quarter of 2021 was $39.8 million, an increase of $1.5 million, or 3.9%, as compared to $38.3 million for the first quarter of 2020. The increase in net interest income was due to a decline in interest expense of $4.4 million, or 44.1%, that was partially offset by the decrease in interest income of $2.9 million, or 6.0%, for the first quarter of 2021 compared to the first quarter of 2020. The decline in interest expense was primarily due to a decline in interest expense on interest-bearing deposits of $4.3 million, or 54.6%, to $3.6 million as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits. The decline in interest income was primarily a result of a decline of $5.4 million in interest income from loans as new loans were originated and variable rate loans repriced at lower rates. Partially offsetting this decline was an increase in the interest income earned from investment securities, which was $8.3 million for the first quarter of 2021, up $2.7 million from the first quarter of 2020. The increase reflected the larger volume of securities held for investment from the Company's investment of net deposit inflows, partially offset by a decrease in yield. Loan purchase discount accretion added $1.1 million to net interest income in the first quarter of 2021 compared to $3.0 million in the first quarter of 2020. Net fee accretion for PPP loans for the first quarter of 2021 was $4.4 million, compared to none in the first quarter of 2020.
The tax equivalent net interest margin for the first quarter of 2021 was 3.10%, or 50 basis points lower than the tax equivalent net interest margin of 3.60% for the first quarter of 2020. The yield on loans decreased 60 basis points. PPP loans had a positive impact of approximately 34 basis points on the loan yield, which partially offset the overall decline. The tax equivalent yield on investment securities decreased by 92 basis points. Combined, the resulting yield on interest-earning assets for the first quarter of 2021 was 100 basis points lower than the first quarter of 2020, and reflected the origination and re-pricing of loans at generally lower coupon rates compared to existing portfolio coupon rates, as well as a shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans. The cost of interest-bearing deposits decreased 62 basis points, while the average cost of borrowings was lower by 26 basis points for the first quarter of 2021, compared to the first quarter of 2020. The FRB decreased the target federal funds interest rate by 150 basis points in March 2020 in response to the COVID-19 pandemic which contributed to the decreasing interest rates in the first quarter 2021 as compared to the first quarter 2020. These decreases impact the comparability of net interest income and net interest margin between 2020 and 2021.

Credit Loss Expense
We recorded a credit loss benefit during the first quarter of 2021 of $4.7 million, as compared to credit loss expense of $21.7 million for the first quarter of 2020, a decrease of $26.5 million, or 121.8%. In the first quarter of 2020, the Company recorded a significant credit loss expense due to the onset of the COVID-19 pandemic and economic uncertainty. The decline in credit loss expense in the first quarter of 2021 reflected overall improvements in the economic forecast and also an improved outlook in the credit risk profile. Specifically, the economic forecast utilized by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy. General deterioration in these loss drivers, coupled with any changes to our modeling assumptions stemming from overall uncertainties in the current and future economic conditions, impacts the recorded credit loss expense. The total amount of net loans charged off in the first quarter of 2021 was $0.3 million as compared to $1.2 million in the first quarter of 2020.
Noninterest Income
The following table sets forth the various categories of noninterest income for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
(dollars in thousands)
Investment services and trust activities	$2,836	$2,536	$300	11.8%
Service charges and fees	1,487	1,826	(339)	(18.6)
Card revenue	1,536	1,365	171	12.5
Loan revenue	4,730	1,123	3,607	321.2
Bank-owned life insurance	542	520	22	4.2
Investment securities gains, net	27	42	(15)	(35.7)
Other	666	2,743	(2,077)	(75.7)
Total noninterest income	$11,824	$10,155	$1,669	16.4%
Total noninterest income for the first quarter of 2021 increased $1.7 million, or 16.4%, to $11.8 million from $10.2 million in the first quarter of 2020. The most notable increase in noninterest income was an increase of $3.6 million in loan revenue, which reflected higher mortgage loan production and stronger gain on sale margins coupled with a $0.8 increase in the fair value of our mortgage servicing rights, as compared to the decline of $0.4 million in the first quarter of 2020. Partially offsetting the increase in noninterest income attributable from loan revenue was a decrease in 'Other' noninterest income of $2.1 million, which was primarily due to a decline of $2.6 million in income from our commercial loan back-to-back swap program.
Noninterest Expense
The following table sets forth the various categories of noninterest expense for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
(dollars in thousands)
Compensation and employee benefits	$16,917	$16,617	$300	1.8%
Occupancy expense of premises, net	2,318	2,341	(23)	(1.0)
Equipment	1,793	1,880	(87)	(4.6)
Legal and professional	783	1,535	(752)	(49.0)
Data processing	1,252	1,354	(102)	(7.5)
Marketing	1,006	1,062	(56)	(5.3)
Amortization of intangibles	1,507	2,028	(521)	(25.7)
FDIC insurance	512	448	64	14.3
Communications	409	457	(48)	(10.5)
Foreclosed assets, net	47	138	(91)	(65.9)
Other	1,156	2,141	(985)	(46.0)
Total noninterest expense	$27,700	$30,001	$(2,301)	(7.7)%

Noninterest expense for the first quarter of 2021 was $27.7 million, a decrease of $2.3 million, or 7.7%, from $30.0 million for the first quarter of 2020. The decline in noninterest expense was primarily due to decreases of $1.0 million in 'Other' noninterest expense, $0.8 million in legal and professional expenses, and $0.5 million in the amortization of intangibles. The decline in 'Other' noninterest expense was mainly due to a reduction in tax credit partnership investment amortization, fewer operating losses and reduced costs for office supplies. The decrease in legal and professional expenses was primarily due to a decline in loan legal expenses. The decrease in the amortization of intangibles reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets. Offsetting these identified decreases in noninterest expense was an increase of $0.3 million in compensation and employee benefits expense. The increase in compensation and employee benefits expense was driven by a $0.4 million increase in commissions and incentive expense coupled with a $0.6 million increase in salaries, hourly compensation and employee benefits primarily due to normal annual increases, offset by a $0.9 million benefit from SBA PPP loan origination costs which are deferred and amortized over the life of the loan to which they relate.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 21.2% for the three months ended March 31, 2021, as compared to an effective tax rate of (52.7)% for the three months ended March 31, 2020. The effective tax rate for the full year 2021 is expected to be in the range of 20-22%.

FINANCIAL CONDITION
Following is a table that represents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	March 31, 2021	December 31, 2020	$ Change	% Change
ASSETS
Cash and cash equivalents	$145,769	$82,659	$63,110	76.3%
Loans held for sale	58,333	59,956	(1,623)	(2.7)
Debt securities available for sale	1,896,894	1,657,381	239,513	14.5
Loans held for investment, net of unearned income	3,358,161	3,482,223	(124,062)	(3.6)
Allowance for credit losses	(50,650)	(55,500)	4,850	(8.7)
Total loans held for investment, net	3,307,511	3,426,723	(119,212)	(3.5)
Other assets	328,805	329,929	(1,124)	(0.3)
Total assets	$5,737,312	$5,556,648	$180,664	3.3%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$4,794,563	$4,547,049	$247,514	5.4%
Total borrowings	377,481	439,480	(61,999)	(14.1)
Other liabilities	53,948	54,869	(921)	(1.7)
Total shareholders' equity	511,320	515,250	(3,930)	(0.8)
Total liabilities and shareholders' equity	$5,737,312	$5,556,648	$180,664	3.3%

Debt Securities Available for Sale
The composition of debt securities available for sale as of the dates indicated was as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total
U.S. Government agencies and corporations	$340	—%	$361	—%
States and political subdivisions	673,923	35.5	628,346	37.9
Mortgage-backed securities	79,005	4.2	94,018	5.7
Collateralized mortgage obligations	715,981	37.7	565,836	34.1
Corporate debt securities	427,645	22.5	368,820	22.3
Fair value of debt securities available for sale	$1,896,894	100%	$1,657,381	100%
As of March 31, 2021, the fair value of debt securities available for sale was $1.9 billion, an increase of $239.5 million from $1.7 billion as of December 31, 2020, primarily driven by the excess liquidity generated by the increased levels of deposit balances that were deployed into investment security purchases. There were $23.3 million of gross unrealized gains and $17.8 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized gain of $5.5 million at March 31, 2021.

Loans
The composition of our loan portfolio by type of loan was as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$117,099	3.5%	$116,392	3.3%
Commercial and industrial	993,770	29.6	1,055,488	30.3
Commercial real estate:
Construction and development	164,927	4.9	181,291	5.2
Farmland	138,199	4.1	144,970	4.2
Multifamily	261,806	7.8	256,525	7.4
Commercial real estate-other	1,128,660	33.6	1,149,575	33.0
Total commercial real estate	1,693,592	50.4	1,732,361	49.8
Residential real estate:
One- to four-family first liens	337,408	10.0	355,684	10.2
One- to four-family junior liens	137,025	4.1	143,422	4.1
Total residential real estate	474,433	14.1	499,106	14.3
Consumer	79,267	2.4	78,876	2.3
Loans held for investment, net of unearned income	$3,358,161	100.0%	$3,482,223	100.0%
Loans held for sale	$58,333		$59,956
Loans held for investment, net of unearned income, decreased $124.1 million, or 3.6%, from a balance of $3.48 billion at December 31, 2020, to $3.36 billion at March 31, 2021, primarily as a result of net loan pay-downs and lower line utilization in almost all of our loan portfolio categories. As of March 31, 2021, the amortized cost basis of PPP loans was $248.7 million, or 7.4% of loans held for investment, as compared to $259.3 million, or 7.4% of loans held for investment, at December 31, 2020, which are included in the agricultural and commercial and industrial loan portfolios. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.0 billion and $991.4 million as of March 31, 2021 and December 31, 2020, respectively.
Our loan to deposit ratio decreased to 70.04% as of March 31, 2021 as compared to 76.58% as of December 31, 2020. The loan to deposit ratio fell when compared to the prior year-end due to net loan pay-downs coupled with lower loan demand and line utilization. In addition, deposit growth fueled by the government stimulus and PPP loan proceeds, which were generally deposited into customer accounts at the Bank, were principally utilized to purchase debt securities.

Nonperforming Assets
The following tables set forth information concerning nonperforming loans by class of receivable at March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total

Agricultural	$2,824	$—	$2,824	$2,584	$—	$2,584
Commercial and industrial	6,494	6	6,500	7,326	106	7,432
Commercial real estate:
Construction and development	619	—	619	1,145	—	1,145
Farmland	10,458	—	10,458	8,319	—	8,319
Multifamily	1,096	—	1,096	746	—	746
Commercial real estate-other	19,695	—	19,695	19,134	—	19,134
Total commercial real estate	31,868	—	31,868	29,344	—	29,344
Residential real estate:
One- to four- family first liens	1,863	468	2,331	1,895	625	2,520
One- to four- family junior liens	747	34	781	722	—	722
Total residential real estate	2,610	502	3,112	2,617	625	3,242
Consumer	78	—	78	79	8	87
Total	$43,874	$508	$44,382	$41,950	$739	$42,689

The following table sets forth information on our nonperforming assets and performing TDRs at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
(in thousands)
Nonaccrual loans held for investment	$43,874	$41,950
Accruing loans contractually past due 90 days or more	508	739
Total nonperforming loans	44,382	42,689
Foreclosed assets, net	1,487	2,316
Total nonperforming assets	$45,869	$45,005

Nonperforming loans ratio (1)	1.32%	1.23%
Nonperforming assets ratio (2)	0.80%	0.81%

Performing troubled debt restructured loans held for investment	$2,230	$2,630
(1) Nonperforming loans ratio is calculated as total nonperforming loans divided by loans held for investment, net of unearned income, at the end of the period.
(2) Nonperforming assets ratio is calculated as total nonperforming assets divided by total assets at the end of the period.

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
When a loan officer originates a new loan, based upon proper loan authorization, they document the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. All of this information is used in the determination of the initial loan risk rating. The Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Credit relationships with larger exposure may pose incrementally higher risks. As a result, the Bank's loan review department is required to review all credit relationships with total exposure of $5.0 million or more, as determined semi-annually as of month-end in December and June, no less than annually. In addition, the individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current and anticipated performance of the loan. The results of such reviews are presented to both executive management and the audit committee of the Company's board of directors.
Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a watch (loan grade 5) or classified (loan grades 6 through 8) status is warranted. At least quarterly, the loan strategy committee will meet to discuss loan relationships with total related exposure of $1.0 million or above that are Watch rated credits, loan relationships with total related exposure of $500 thousand and above that are Substandard or worse rated credits, as well as loan relationships with total related exposure of $250 thousand and above that are on non-accrual. Credits below these designated thresholds are reviewed upon request. The lending officer is charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are presented to the loan strategy committee. Copies of the minutes of these committee meetings are presented to the board of directors of the Bank.
Depending upon the individual facts and circumstances and the result of the classified/watch review process, loan officers and/or loan review personnel may categorize a loan relationship as requiring an individual analysis. Once that determination has occurred, the credit analyst will complete an individually analyzed worksheet that contains an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent individual analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for placement in the Company’s allowance for credit losses calculation. An analysis for the underlying collateral value of each individually analyzed loan relationship is completed in the last month of the quarter. The individually analyzed worksheets are reviewed by the Credit Administration department prior to quarter-end. The board of directors of the Bank on a quarterly basis reviews the classified/watch reports including changes in credit grades of 5 or higher as well as all individually analyzed loans, the related allowances and foreclosed assets, net.

The review process also provides for the upgrade of loans that show improvement since the last review. All requests for an upgrade of a credit are approved by the proper authority based upon the aggregate credit exposure before the rating can be changed.

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
During the three months ended March 31, 2021, the Company modified three loans that were considered TDRs due to granting a concession to a borrower experiencing financial difficulties.

Refer above to the "COVID-19 Update" section for details pertaining to the modifications that were a result of COVID-19 that were not deemed to be TDRs.
Allowance for Credit Losses
Our ACL as of March 31, 2021 was $50.7 million, which was 1.51% of loans held for investment, net of unearned income. This compares with an ACL of $55.5 million as of December 31, 2020, which was 1.59% of loans held for investment, net of unearned income. The ACL at March 31, 2021 does not include an allowance amount for PPP loans as they are fully guaranteed by the SBA. When adjusted for the impact of PPP loans, the ratio of the ACL as a percentage of loans held for investment, net of unearned income as of March 31, 2021 was 1.63% and as of December 31, 2020 was 1.72% (a non-GAAP financial measure - see "Non-GAAP Financial Measures"). The decrease in the ACL reflects overall improvements in the economic forecast and an improved credit profile outlook. The liability for off-balance sheet credit exposures totaled $3.9 million as of March 31, 2021 as compared to $4.1 million at December 31, 2020 and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss benefit related to loans of $4.5 million for the three months ended March 31, 2021 as compared to a credit loss expense related to loans of $19.3 million for the three months ended March 31, 2020. Gross charge-offs for the first three months of 2021 totaled $1.0 million, while there were $0.7 million in gross recoveries of previously charged-off loans. The ratio of annualized net loan charge offs to average loans for the first three months of 2021 was 0.04% compared to 0.14% for the three months ended March 31, 2020.
Economic Forecast: At March 31, 2021, the economic forecast used by the Company showed the following: (1) Midwest unemployment – slight increase in the next forecasted quarter followed by decreases in the following three forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - an increase over the next two forecasted quarters, followed by a decline in the third and fourth forecasted quarters. Overall, economic forecast loss driver data improved when compared to the previously disclosed fourth quarter of 2020 results.
Loan Policy: We review all nonaccrual loans greater than $250,000 individually on a quarterly basis to estimate the appropriate allowance due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At March 31, 2021, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status.
Based on the inherent risk in the loan portfolio, management believed that as of March 31, 2021, the ACL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of March 31, 2021		As of December 31, 2020
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$958,526	20.0%	$910,655	20.0%
Interest checking deposits	1,406,070	29.4	1,351,641	29.7
Money market deposits	950,300	19.8	918,654	20.2
Savings deposits	580,862	12.1	529,751	11.7
Time deposits under $250	558,338	11.6	581,471	12.8
Time deposits of $250 or more	340,467	7.1	254,877	5.6
Total deposits	$4,794,563	100.0%	$4,547,049	100.0%
Deposits increased $247.5 million from December 31, 2020, or 5.4%, reflecting the combination of fiscal stimulus and the deposit of PPP loan proceeds, which were generally deposited into customer accounts at the Bank. Approximately 81.3% of our total deposits were considered “core” deposits as of March 31, 2021, compared to 81.6% at December 31, 2020. We consider core deposits to be the total of all deposits other than time deposits and non-reciprocal brokered money market deposits. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings
Federal funds purchased - The Bank purchases federal funds for short-term funding needs from correspondent and regional banks. As of March 31, 2021 and December 31, 2020, the Bank had no federal funds purchased.
Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase rose $1.5 million, or 0.9%, to $175.8 million as of March 31, 2021, compared with $174.3 million as of December 31, 2020. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts.
Federal Home Loan Bank Advances - The Bank utilizes FHLB short-term advances for short-term funding needs. The Company had no short-term advances as of March 31, 2021, compared with $56.5 million as of December 31, 2020.
Other - At March 31, 2021 and December 31, 2020, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $64.8 million as of March 31, 2021 and $67.7 million as of December 31, 2020.
The Bank entered into a credit agreement with a correspondent bank under which the Company is able to borrow up to $25.0 million from an unsecured revolving credit facility. The Company had no balance outstanding under this revolving credit facility as of both March 31, 2021 and December 31, 2020.
See Note 9. Short-Term Borrowings to our unaudited consolidated financial statements for additional information related to short-term borrowings.
Long-Term Debt
Finance Lease Payable - The Company has one existing finance lease for a branch location, with a present value liability balance of $1.1 million as of March 31, 2021 and December 31, 2020.
Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $41.8 million as of March 31, 2021 and December 31, 2020.
Subordinated Debentures - On May 1, 2019, the Company assumed $10.9 million in aggregate principal amount of subordinated debentures as a result of the merger with ATBancorp. In addition, on July 28, 2020, the Company completed the private placement offering of $65.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. As a result of amortization of debt issuance costs, the balance of subordinated debentures increased to $74.7 million as of March 31, 2021, as compared to $74.6 million at December 31, 2020.
Federal Home Loan Bank Borrowings - FHLB borrowings totaled $84.2 million as of March 31, 2021, compared with $91.2 million as of December 31, 2020, a decrease of $7.0 million, or 7.7%, due to maturities of FHLB advances. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk.
See Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to long-term debt.
Capital Resources
Shareholder's Equity
Total shareholders’ equity was $511.3 million as of March 31, 2021, compared to $515.3 million as of December 31, 2020, a decrease of $3.9 million, or 0.8%, primarily as a result of decreased AOCI, partially offset by an increase in retained earnings. The total shareholders’ equity to total assets ratio was 8.91% at March 31, 2021, down from 9.27% at December 31, 2020. The tangible common equity ratio (a non-GAAP financial measure -see "Non-GAAP Financial Measures") was 7.52% at March 31, 2021, compared with 7.82% at December 31, 2020. Book value was $32.00 per share at March 31, 2021, a decrease from $32.17 per share at December 31, 2020. Tangible book value per share (a non-GAAP financial measure - see "Non-GAAP Financial Measures") was $26.60 at March 31, 2021, a decline from $26.69 per share at December 31, 2020.

Capital Adequacy
Our Tier 1 capital to risk-weighted assets ratio was 11.13% as of March 31, 2021 and was 10.70% as of December 31, 2020. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2021, in the amount of 65,168. Additionally, during the first three months of 2021, 31,004 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 4,108 shares were surrendered by grantees to satisfy tax requirements, and 1,154 unvested restricted stock units were forfeited.
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
Generally, the government’s response to the COVID-19 pandemic in the form of fiscal stimulus payments to individuals, coupled with economic uncertainty stemming from the pandemic, has resulted in increased liquidity throughout 2020 and into 2021.
Cash and cash equivalents are summarized in the table below:

(dollars in thousands)	As of March 31, 2021	As of December 31, 2020
Cash and due from banks	$57,154	$65,078
Interest-bearing deposits	80,924	17,409
Federal funds sold	7,691	172
Total	$145,769	$82,659

Generally, our principal sources of funds are deposits, advances from the FHLB, principal repayments on loans, proceeds from the sale of loans, proceeds from the maturity and sale of investment securities, our federal funds lines, and funds provided by operations. While scheduled loan amortization and maturing interest-bearing deposits are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by economic conditions, the general level of interest rates, and competition. We utilized particular sources of funds based on comparative costs and availability. The Bank maintains unsecured lines of credit with several correspondent banks and secured lines with the Federal Reserve Bank of Chicago and the FHLB that would allow us to borrow funds on a short-term basis, if necessary. We also hold debt securities classified as available for sale that could be sold to meet liquidity needs if necessary.
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $15.1 million for the three months ended March 31, 2021 and $21.4 million for the three months ended March 31, 2020.
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
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments, and also expects to have sufficient liquidity available to cover these off-balance-sheet instruments. Off-balance-sheet transactions are more fully discussed in Note 13. Commitments and Contingencies to our unaudited consolidated financial statements.
Contractual Obligations
There have been no material changes to the contractual obligations existing at December 31, 2020, as disclosed in the Annual Report on Form 10-K, filed with the SEC on March 11, 2021.

Non-GAAP Financial Measures
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, tangible common equity, tangible book value per share, tangible common equity ratio, net interest margin (tax equivalent), core net interest margin, efficiency ratio, and adjusted allowance for credit losses ratio. Management believes these ratios and amounts provide investors with useful information regarding the Company’s profitability, financial condition and capital adequacy, consistent with how management evaluates the Company’s financial performance. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

	Three Months Ended
Return on Average Tangible Equity	March 31, 2021	March 31, 2020
(Dollars in thousands)
Net income (loss)	$21,648	$(1,975)
Intangible amortization, net of tax (1)	1,130	1,521
Tangible net income (loss)	$22,778	$(454)

Average shareholders' equity	$516,239	$515,169
Average intangible assets, net	(86,961)	(122,948)
Average tangible equity	$429,278	$392,221

Return on average equity	17.01%	(1.54)%
Return on average tangible equity (2)	21.52%	(0.47)%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	March 31, 2021	December 31, 2020
(Dollars in thousands, except per share data)
Total shareholders’ equity	$511,320	$515,250
Intangible assets, net	(86,212)	(87,719)
Tangible common equity	$425,108	$427,531

Total assets	$5,737,312	$5,556,648
Intangible assets, net	(86,212)	(87,719)
Tangible assets	$5,651,100	$5,468,929

Book value per share	$32.00	$32.17
Tangible book value per share (1)	$26.60	$26.69
Shares outstanding	15,981,088	16,016,780

Equity to assets ratio	8.91%	9.27%
Tangible common equity ratio (2)	7.52%	7.82%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	March 31, 2021	March 31, 2020
(dollars in thousands)
Net interest income	$38,617	$37,406
Tax equivalent adjustments:
Loans (1)	531	497
Securities (1)	648	395
Net interest income, tax equivalent	$39,796	$38,298
Loan purchase discount accretion	(1,098)	(3,023)
Core net interest income	$38,698	$35,275

Net interest margin	3.01%	3.51%
Net interest margin, tax equivalent (2)	3.10%	3.60%
Core net interest margin (3)	3.02%	3.31%
Average interest earning assets	$5,198,789	$4,283,268

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended
Efficiency Ratio	March 31, 2021	March 31, 2020
(dollars in thousands)
Total noninterest expense	$27,700	$30,001
Amortization of intangibles	(1,507)	(2,028)
Merger-related expenses	—	(54)
Noninterest expense used for efficiency ratio	$26,193	$27,919

Net interest income, tax equivalent(1)	$39,796	$38,298
Noninterest income	11,824	10,155
Investment security gains, net	(27)	(42)
Net revenues used for efficiency ratio	$51,593	$48,411

Efficiency ratio(2)	50.77%	57.67%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

Adjusted Allowance for Credit Losses Ratio	March 31, 2021	December 31, 2020
(dollars in thousands)
Loans held for investment, net of unearned income	$3,358,161	$3,482,223
PPP loans	(248,682)	(259,260)
Core loans	$3,109,479	$3,222,963
Allowance for credit losses	$50,650	$55,500

Allowance for credit losses ratio	1.51%	1.59%
Adjusted allowance for credit losses ratio (1)	1.63%	1.72%

(1) Allowance for credit losses divided by core loans.

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
Net cash inflows from operating activities were $15.1 million in the first three months of 2021, compared with $21.4 million in the first three months of 2020. Net cash outflows from investing activities were $132.0 million in the first three months of 2021, compared to net cash outflows of $62.5 million in the comparable three-month period of 2020. Net cash inflows from financing activities in the first three months of 2021 were $180.0 million, compared with net cash inflows of $93.1 million for the same period of 2020.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank maintains several unsecured federal funds lines totaling $145.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window - The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2021, the Bank had municipal securities with an approximate market value of $69.9 million pledged for liquidity purposes, and had a borrowing capacity of $64.8 million. There were no outstanding borrowings through the FRB Discount Window at March 31, 2021.
FHLB Borrowings - FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of March 31, 2021, the Bank had $84.2 million in outstanding FHLB borrowings, leaving $434.0 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company did not hold any brokered deposits at March 31, 2021.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At March 31, 2021, the Company had $6.2 million of reciprocal time deposits through the CDARS program and $17.2 million of reciprocal non-maturity deposits through the ICS program that qualified for the brokered deposit exemption.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2021.

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

Net Interest Income Simulation - Management utilizes net interest income simulation models to estimate the near-term effects of changing interest rates on its net interest income. Net interest income simulation involves projecting net interest income under a variety of scenarios, which include varying the level of interest rates and shifts in the shape of the yield curve. Management exercises its best judgment in making assumptions regarding events that management can influence, such as non-contractual deposit re-pricings, and events outside management’s control, such as customer behavior on loan and deposit activity and the effect that competition has on both loan and deposit pricing. These assumptions are subjective and, as a result, net interest income simulation results will differ from actual results due to the timing, magnitude and frequency of interest rate changes, changes in market conditions, customer behavior and management strategies, among other factors. We perform various sensitivity analyses on assumptions of deposit attrition and deposit re-pricing.
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points (the effects of which are not meaningful as of March 31, 2021 in the current low interest rate environment), or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2021
Dollar change	N/A	N/A	$1,257	$2,052
Percent change	N/A	N/A	0.9%	1.4%
December 31, 2020
Dollar change	N/A	N/A	$2,667	$4,167
Percent change	N/A	N/A	1.8%	2.8%
As of March 31, 2021, 42.5% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 49.3% of the Company’s deposit balances are low cost or no cost deposits.
Economic Value of Equity - Management also uses EVE to measure risk in the balance sheet that might not be taken into account in the net interest income simulation analysis. Net interest income simulation highlights exposure over a relatively short time period, while EVE analysis incorporates all cash flows over the estimated remaining life of all balance sheet positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. EVE analysis addresses only the current balance sheet and does not incorporate the run-off replacement assumptions that are used in the net interest income simulation model. As with the net interest income simulation model, EVE analysis is based on key assumptions about the timing and variability of balance sheet cash flows and does not take into account any potential responses by management to anticipated changes in interest rates.
Interest Rate Gap - The interest rate gap is the difference between interest-earning assets and interest-bearing liabilities re-pricing within a given period and represents the net asset or liability sensitivity at a point in time. An interest rate gap measure could be significantly affected by external factors such as loan prepayments, early withdrawals of deposits, changes in the correlation of various interest-bearing instruments, competition, or a rise or decline in interest rates.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended December 31, 2020. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 - 31, 2021	24,450	$25.64	24,450	$3,744,610
February 1 - 28, 2021	32,398	28.04	32,398	2,836,138
March 1 - 31, 2021	5,740	28.46	5,740	2,672,772
Total	62,588	$27.14	62,588	$2,672,772

(1) Common shares repurchased by the Company during the quarter related to shares repurchased under the share repurchase program. On August 20, 2019, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $10.0 million of the Company's common stock through December 31, 2021. The new repurchase program replaced the Company’s prior repurchase program, pursuant to which the Company had repurchased 174,702 shares of common stock for approximately $4.7 million since the plan was announced in October 2018. The prior program had authorized the repurchase of $5.0 million of stock and was due to expire on December 31, 2020.

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

3.4
Articles of Amendment (Third Amendment) to the Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc., filed with the Secretary of State of the State of Iowa on April 21, 2017
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws of MidWestOne Financial Group, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 6, 2021	By:	/s/ CHARLES N. FUNK
Charles N. Funk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)