Form 10-Q
period 2021-06-30
MidWestOne Financial Group, Inc.
filed 2021-08-05
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 3, 2021, there were 15,875,091 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available for Sale	FHLBC	Federal Home Loan Bank of Chicago
AOCI	Accumulated Other Comprehensive Income	FHLBDM	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FNMA	Federal National Mortgage Association
ATM	Automated Teller Machine	FRB	Board of Governors of the Federal Reserve System
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GAAP	U.S. Generally Accepted Accounting Principles
BHCA	Bank Holding Company Act of 1956, as amended	GLBA	Gramm-Leach-Bliley Act of 1999
BOLI	Bank Owned Life Insurance	GNMA	Government National Mortgage Association
CAA	Consolidated Appropriations Act, 2021	HTM	Held to Maturity
CARES Act	Coronavirus Aid, Relief and Economic Security Act	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	LIBOR	The London Inter-bank Offered Rate
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CMO	Collateralized Mortgage Obligations	OTTI	Other-Than-Temporary Impairment
COVID-19	Coronavirus Disease 2019	PCD	Purchased Financial Assets with Credit Deterioration
CRA	Community Reinvestment Act	PCI	Purchased Credit Impaired
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
DCF	Discounted Cash Flows	ROU	Right-of-Use
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	RPA	Credit Risk Participation Agreement
EVE	Economic Value of Equity	SBA	U.S. Small Business Administration
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$52,297	$65,078
Interest earning deposits in banks	11,124	17,409
Federal funds sold	13	172
Total cash and cash equivalents	63,434	82,659
Debt securities available for sale at fair value	2,072,452	1,657,381
Loans held for sale	6,149	59,956
Gross loans held for investment	3,344,156	3,496,790
Unearned income, net	(14,000)	(14,567)
Loans held for investment, net of unearned income	3,330,156	3,482,223
Allowance for credit losses	(48,000)	(55,500)
Total loans held for investment, net	3,282,156	3,426,723
Premises and equipment, net	84,667	86,401
Goodwill	62,477	62,477
Other intangible assets, net	22,394	25,242
Foreclosed assets, net	755	2,316
Other assets	154,731	153,493
Total assets	$5,749,215	$5,556,648

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$952,764	$910,655
Interest bearing deposits	3,839,902	3,636,394
Total deposits	4,792,666	4,547,049
Short-term borrowings	212,261	230,789
Long-term debt	169,839	208,691
Other liabilities	44,156	54,869
Total liabilities	5,218,922	5,041,398

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,963,468 and 16,016,780	16,581	16,581
Additional paid-in capital	299,888	300,137
Retained earnings	219,884	188,191
Treasury stock at cost, 617,549 and 564,237 shares	(15,888)	(14,251)
Accumulated other comprehensive income	9,828	24,592
Total shareholders' equity	530,293	515,250
Total liabilities and shareholders' equity	$5,749,215	$5,556,648
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands, except per share amounts)	2021	2020	2021	2020
Interest income
Loans, including fees	$34,736	$40,214	$71,278	$82,226
Taxable investment securities	6,483	4,646	11,576	8,363
Tax-exempt investment securities	2,549	1,858	5,104	3,370
Other	19	40	33	204
Total interest income	43,787	46,758	87,991	94,163
Interest expense
Deposits	3,409	6,409	7,017	14,358
Short-term borrowings	161	263	289	597
Long-term debt	1,712	1,374	3,563	3,090
Total interest expense	5,282	8,046	10,869	18,045
Net interest income	38,505	38,712	77,122	76,118
Credit loss (benefit) expense	(2,144)	4,685	(6,878)	26,418
Net interest income after credit loss (benefit) expense	40,649	34,027	84,000	49,700
Noninterest income
Investment services and trust activities	2,809	2,217	5,645	4,753
Service charges and fees	1,475	1,290	2,962	3,116
Card revenue	1,913	1,237	3,449	2,602
Loan revenue	3,151	1,910	7,881	3,033
Bank-owned life insurance	538	635	1,080	1,155
Investment securities gains, net	42	6	69	48
Other	290	974	956	3,717
Total noninterest income	10,218	8,269	22,042	18,424
Noninterest expense
Compensation and employee benefits	17,404	15,682	34,321	32,299
Occupancy expense of premises, net	2,198	2,253	4,516	4,594
Equipment	1,861	2,010	3,654	3,890
Legal and professional	1,375	1,382	2,158	2,917
Data processing	1,347	1,240	2,599	2,594
Marketing	873	910	1,879	1,972
Amortization of intangibles	1,341	1,748	2,848	3,776
FDIC insurance	245	445	757	893
Communications	371	449	780	906
Foreclosed assets, net	136	34	183	172
Other	1,519	1,885	2,675	4,026
Total noninterest expense	28,670	28,038	56,370	58,039
Income before income tax expense	22,197	14,258	49,672	10,085
Income tax expense	4,926	2,546	10,753	348
Net income	$17,271	$11,712	$38,919	$9,737

Per common share information
Earnings - basic	$1.08	$0.73	$2.43	$0.60
Earnings - diluted	$1.08	$0.73	$2.43	$0.60
Dividends paid	$0.2250	$0.2200	$0.4500	$0.4400
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands)	2021	2020	2021	2020
Net income	$17,271	$11,712	$38,919	$9,737

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain from debt securities available for sale:
Unrealized net holding (loss) gain on debt securities available for sale arising during the period	7,874	15,866	(19,910)	20,191
Reclassification adjustment for gains included in net income	(42)	(6)	(69)	(48)
Income tax benefit (expense)	(2,044)	(4,139)	5,215	(5,257)
Unrealized net (loss) gain on debt securities available for sale, net of reclassification adjustment	5,788	11,721	(14,764)	14,886
Unrealized loss from cash flow hedging instruments:
Unrealized net holding loss in cash flow hedging instruments arising during the period	—	(129)	—	(1,017)
Reclassification adjustment for net loss in cash flow hedging instruments included in income	—	62	—	57
Income tax benefit	—	17	—	250
Unrealized net losses on cash flow hedge instruments, net of reclassification adjustment	—	(50)	—	(710)
Other comprehensive income (loss), net of tax	5,788	11,671	(14,764)	14,176
Comprehensive income	$23,059	$23,383	$24,155	$23,913
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2020	$16,581	$299,412	$190,212	$(12,518)	$6,877	$500,564
Net income	—	—	11,712	—	—	11,712
Other comprehensive income	—	—	—	—	11,671	11,671
Release/lapse of restriction on RSUs (9,542 shares, net)	—	(258)	—	246	—	(12)
Share-based compensation	—	388	—	—	—	388
Dividends paid on common stock ($0.2200 per share)	—	—	(3,542)	—	—	(3,542)
Balance at June 30, 2020	$16,581	$299,542	$198,382	$(12,272)	$18,548	$520,781

Balance at March 31, 2021	$16,581	$299,747	$206,230	$(15,278)	$4,040	511,320
Net income	—	—	17,271	—	—	17,271
Other comprehensive income	—	—	—	—	5,788	5,788
Release/lapse of restriction on RSUs (21,155 shares, net)	—	(526)	(17)	538	—	(5)
Repurchase of common stock (38,775 shares)	—	—	—	(1,148)	—	(1,148)
Share-based compensation	—	667	—	—	—	667
Dividends paid on common stock ($0.2250 per share)	—	—	(3,600)	—	—	(3,600)
Balance at June 30, 2021	$16,581	$299,888	$219,884	$(15,888)	$9,828	$530,293

Six Months Ended June 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	508,982
Cumulative effect of change in accounting principle(1)	—	—	(5,362)	—	—	(5,362)
Net Income	—	—	9,737	—	—	9,737
Other comprehensive income	—	—	—	—	14,176	14,176
Acquisition fair value finalization(2)	—	2,355	—	—	—	2,355
Release/lapse of restriction on RSUs (32,488 shares, net)	—	(937)	—	798	—	(139)
Repurchase of common stock (95,340 shares)	—	—	—	(2,604)	—	(2,604)
Share-based compensation	—	734	—	—	—	734
Dividends paid on common stock ($0.4400 per share)	—	—	(7,098)	—	—	(7,098)
Balance at June 30, 2020	$16,581	$299,542	$198,382	$(12,272)	$18,548	$520,781

Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	515,250
Net income	—	—	38,919	—	—	38,919
Other comprehensive loss	—	—	—	—	(14,764)	(14,764)
Release/lapse of restriction on RSUs (48,051 shares, net)	—	(1,300)	(28)	1,210	—	(118)
Repurchase of common stock (101,363 shares)	—	—	—	(2,847)	—	(2,847)
Share-based compensation	—	1,051	—	—	—	1,051
Dividends paid on common stock ($0.4500 per share)	—	—	(7,198)	—	—	(7,198)
Balance at June 30, 2021	$16,581	$299,888	$219,884	$(15,888)	$9,828	$530,293
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

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income	$38,919	$9,737
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss (benefit) expense	(6,878)	26,418
Depreciation, amortization, and accretion	632	2,342
Net loss on sale of premises and equipment	5	61
Share-based compensation	1,051	734
Net gain on sale or call of debt securities available for sale	(69)	(48)
Net change in foreclosed assets due to writedown or sale	133	119
Net gain on sale of loans held for sale	(5,402)	(2,696)
Origination of loans held for sale	(168,027)	(179,415)
Proceeds from sales of loans held for sale	227,236	175,463
Increase in cash surrender value of bank-owned life insurance	(807)	(786)
Decrease (increase) in deferred income taxes, net	1,554	(6,680)
Change in:
Other assets	3,055	(9,761)
Other liabilities	(12,113)	13,226
Net cash provided by operating activities	$79,289	$28,714
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$41,411	$22,146
Proceeds from maturities and calls of debt securities available for sale	210,574	78,311
Purchases of debt securities available for sale	(688,292)	(452,716)
Net decrease (increase) in loans held for investment	158,800	(142,475)
Purchases of premises and equipment	(644)	(803)
Proceeds from sale of foreclosed assets	1,712	2,637
Proceeds from sale of premises and equipment	3	2
Net cash (used in) investing activities	$(276,436)	$(492,898)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	$245,527	$536,589
Short-term borrowings	(18,528)	22,875
Payments of subordinated debt issuance costs	(9)	—
Redemption of subordinated debentures	(10,835)	—
Payments on finance lease liability	(70)	(62)
Payments of Federal Home Loan Bank borrowings	(28,000)	(37,400)
Payments of other long-term debt	—	(4,251)
Taxes paid relating to the release/lapse of restriction on RSUs	(118)	(139)
Dividends paid	(7,198)	(7,098)
Repurchase of common stock	(2,847)	(2,604)
Net cash provided by financing activities	$177,922	$507,910
Net (decrease) increase in cash and cash equivalents	$(19,225)	$43,726
Cash and cash equivalents:
Beginning of Period	82,659	73,484
Ending balance	$63,434	$117,210

(unaudited) (dollars in thousands)	Six Months Ended June 30,
	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$11,643	$18,039
Cash paid during the period for income taxes	11,185	3,505
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$284	$15
Investment securities purchased but not settled	1,500	30,192
See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.    Nature of Business and Significant Accounting Policies
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

Congress, the President, and the FRB have taken several actions designed to mitigate the economic impact of the pandemic. The CARES Act was signed into law in March 2020 as a $2 trillion legislative package. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations. On December 27, 2020, a new COVID-19 relief bill was signed into law by President Trump, which included as part of the bill up to $284.5 billion of a second wave of PPP funding. The American Rescue Plan Act of 2021 was signed into law on March 11, 2021 by President Biden as a $1.9 trillion legislative package, which included as part of the bill a variety of economic assistance programs for Americans. In addition, on March 30, 2021, President Biden signed into law the PPP Extension Act of 2021, which set a deadline of May 31, 2021 for qualifying businesses to apply for a PPP loan, and provided an additional 30 days for the SBA to process pending PPP loan applications.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While it appears that economic conditions are trending in a positive direction as of June 30, 2021, should the global or national response to contain COVID-19 escalate further or prove unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and related measures to curtail its spread or to provide economic assistance to entities and individuals or otherwise stimulate the economy, will have on the Company’s operations, the Company discloses in this report potentially material items of which it is aware at the time this report is filed with the SEC.

Financial position and results of operations
The Company’s interest income could be reduced due to COVID-19. In accordance with CARES Act provisions and regulatory guidance, the Company is working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes that the breadth of the economic impact of COVID-19 may affect its borrowers’ ability to repay in future periods.

Capital and liquidity
While the Company believes that it has sufficient capital to withstand the negative economic impact of COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt. If large numbers of the Company’s deposit customers withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

Credit
The Company is working with customers directly affected by COVID-19. The Company has offered and continues to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 pandemic, the Company is engaging in more frequent communication with borrowers to better understand their situations and the challenges faced, allowing it to respond proactively as needs and issues arise. We acknowledge there are indicators that economic conditions are improving. However, should economic conditions worsen, the Company could experience further increases in its required ACL and record additional credit loss expense. It is possible that the Company’s asset quality measures could worsen in future periods if the effects of COVID-19 are prolonged.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the six months ended June 30, 2021 may not be indicative of results for the year ending December 31, 2021, or for any other period.

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

Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption at June 30, 2021

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

2.    Debt Securities
The amortized cost and fair value of investment debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of June 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. Government agencies and corporations	$313	$3	$—	$—	$316
State and political subdivisions	685,287	12,562	2,975	—	694,874
Mortgage-backed securities	115,636	1,673	355	—	116,954
Collateralized mortgage obligations	813,004	3,561	8,491	—	808,074
Corporate debt securities	444,913	9,288	1,967	—	452,234
Total debt securities	$2,059,153	$27,087	$13,788	$—	$2,072,452

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. Government agencies and corporations	$355	$6	$—	$—	$361
State and political subdivisions	611,666	17,163	483	—	628,346
Mortgage-backed securities	92,261	1,758	1	—	94,018
Collateralized mortgage obligations	559,718	6,332	214	—	565,836
Corporate debt securities	360,103	9,333	616	—	368,820
Total debt securities	$1,624,103	$34,592	$1,314	$—	$1,657,381

Investment securities with a fair value of $509.6 million and $434.7 million at June 30, 2021 and December 31, 2020, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2021, aggregated by investment category and length of time in a continuous loss position:

		As of June 30, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	96	$201,496	$2,845	$7,485	$130	$208,981	$2,975
Mortgage-backed securities	6	18,643	355	—	—	18,643	355
Collateralized mortgage obligations	32	600,050	8,491	—	—	600,050	8,491
Corporate debt securities	17	118,649	1,810	750	157	119,399	1,967
Total	151	$938,838	$13,501	$8,235	$287	$947,073	$13,788
As of June 30, 2021, 96 state and political subdivisions securities with total unrealized losses of $3.0 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of June 30, 2021, 6 mortgage-backed securities and 32 collateralized mortgage obligations with unrealized losses totaling $8.8 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2021, 17 corporate debt securities with total unrealized losses of $2.0 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
Accrued interest receivable on available for sale debt securities, which is recorded within 'Other Assets,' totaled $8.4 million at June 30, 2021 and $7.3 million at December 31, 2020 and is excluded from the estimate of credit losses.
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
Proceeds and gross realized gains and losses on debt securities available for sale for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Proceeds from sales of debt securities available for sale	$41,411	$—	$41,411	$22,140

Gross realized gains from sales of debt securities available for sale	824	—	824	155
Gross realized losses from sales of debt securities available for sale	(791)	—	(791)	(113)
Net realized gain from sales of debt securities available for sale(1)	$33	$—	$33	$42

(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call or maturity of debt securities of $9.0 thousand and $36.0 thousand for the three and six months ended ended June 30, 2021, respectively, and $6.0 thousand for each of the three and six months ended June 30, 2020.

The contractual maturity distribution of investment debt securities at June 30, 2021, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$44,542	$45,142
Due after one year through five years	289,759	296,104
Due after five years through ten years	461,564	465,685
Due after ten years	334,648	340,493
	$1,130,513	$1,147,424
Mortgage-backed securities	115,636	116,954
Collateralized mortgage obligations	813,004	808,074
Total	$2,059,153	$2,072,452

3.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Agricultural	$107,834	$116,392
Commercial and industrial	982,092	1,055,488
Commercial real estate:
Construction & development	168,070	181,291
Farmland	134,877	144,970
Multifamily	255,826	256,525
Commercial real estate-other	1,147,016	1,149,575
Total commercial real estate	1,705,789	1,732,361
Residential real estate:
One- to four- family first liens	332,117	355,684
One- to four- family junior liens	136,464	143,422
Total residential real estate	468,581	499,106
Consumer	65,860	78,876
Loans held for investment, net of unearned income	3,330,156	3,482,223
Allowance for credit losses	(48,000)	(55,500)
Total loans held for investment, net	$3,282,156	$3,426,723

Loans with unpaid principal in the amount of $822.0 million and $830.2 million at June 30, 2021 and December 31, 2020, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
June 30, 2021
Agricultural	$106,390	$417	$69	$958	$107,834	$—
Commercial and industrial	978,508	732	63	2,789	982,092	—
Commercial real estate:
Construction and development	167,474	—	—	596	168,070	—
Farmland	130,835	649	27	3,366	134,877	—
Multifamily	254,440	1,386	—	—	255,826	—
Commercial real estate-other	1,141,031	352	46	5,587	1,147,016	—
Total commercial real estate	1,693,780	2,387	73	9,549	1,705,789	—
Residential real estate:
One- to four- family first liens	328,847	1,929	511	830	332,117	664
One- to four- family junior liens	136,113	237	9	105	136,464	—
Total residential real estate	464,960	2,166	520	935	468,581	664
Consumer	65,724	76	48	12	65,860	1
Total	$3,309,362	$5,778	$773	$14,243	$3,330,156	$665

December 31, 2020
Agricultural	$115,284	$8	$45	$1,055	$116,392	$—
Commercial and industrial	1,051,727	477	333	2,951	1,055,488	106
Commercial real estate:
Construction and development	180,059	586	42	604	181,291	—
Farmland	138,798	226	324	5,622	144,970	—
Multifamily	256,525	—	—	—	256,525	—
Commercial real estate-other	1,132,015	11,514	318	5,728	1,149,575	—
Total commercial real estate	1,707,397	12,326	684	11,954	1,732,361	—
Residential real estate:
One- to four- family first liens	351,370	2,062	566	1,686	355,684	625
One- to four- family junior liens	142,663	377	234	148	143,422	—
Total residential real estate	494,033	2,439	800	1,834	499,106	625
Consumer	78,747	43	39	47	78,876	8
Total	$3,447,188	$15,293	$1,901	$17,841	$3,482,223	$739

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan as of June 30, 2021 and December 31, 2020:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Agricultural	$2,086	$2,584	$1,381	$1,599	$—	$—
Commercial and industrial	6,395	7,326	3,858	4,349	—	106
Commercial real estate:
Construction and development	609	1,145	596	900	—	—
Farmland	10,280	8,319	9,616	7,266	—	—
Multifamily	1,073	746	377	39	—	—
Commercial real estate-other	17,802	19,134	1,732	2,497	—	—
Total commercial real estate	29,764	29,344	12,321	10,702	—	—
Residential real estate:
One- to four- family first liens	1,762	1,895	344	75	664	625
One- to four- family junior liens	695	722	—	1	—	—
Total residential real estate	2,457	2,617	344	76	664	625
Consumer	62	79	8	13	1	8
Total	$40,764	$41,950	$17,912	$16,739	$665	$739
The interest income recognized on loans that were on nonaccrual for the three months ended June 30, 2021 and June 30, 2020 was $367 thousand and $124 thousand, respectively. The interest income recognized on loans that were on nonaccrual for the six months ended June 30, 2021 and June 30, 2020 was $603 thousand and $396 thousand, respectively.

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

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of June 30, 2021. As of June 30, 2021, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
June 30, 2021 (in thousands)	2021	2020	2019	2018	2017	Prior		Total
Agricultural
Pass	$23,338	$11,915	$5,413	$1,782	$1,353	$2,109	$48,404	$94,314
Special mention / watch	1,730	1,612	874	—	76	1,034	4,264	9,590
Substandard	265	1,313	140	229	164	299	1,520	3,930
Doubtful	—	—	—	—	—	—	—	—
Total	$25,333	$14,840	$6,427	$2,011	$1,593	$3,442	$54,188	$107,834
Commercial and industrial
Pass	$227,143	$298,502	$87,470	$44,810	$59,602	$110,679	$127,986	$956,192
Special mention / watch	6,649	2,285	493	163	475	223	2,731	13,019
Substandard	2,487	2,186	1,093	833	367	3,534	2,380	12,880
Doubtful	—	—	—	—	1	—	—	1
Total	$236,279	$302,973	$89,056	$45,806	$60,445	$114,436	$133,097	$982,092
CRE - Construction and development
Pass	$32,005	$80,144	$23,982	$3,905	$1,896	$2,863	$20,016	$164,811
Special mention / watch	565	—	174	532	—	1	—	1,272
Substandard	—	910	1,060	—	—	17	—	1,987
Doubtful	—	—	—	—	—	—	—	—
Total	$32,570	$81,054	$25,216	$4,437	$1,896	$2,881	$20,016	$168,070
CRE - Farmland
Pass	$20,944	$38,762	$20,864	$5,297	$6,516	$13,695	$1,161	$107,239
Special mention / watch	1,826	4,617	3,963	1,428	297	234	147	12,512
Substandard	4,476	2,500	1,783	2,336	1,668	2,333	30	15,126
Doubtful	—	—	—	—	—	—	—	—
Total	$27,246	$45,879	$26,610	$9,061	$8,481	$16,262	$1,338	$134,877
CRE - Multifamily
Pass	$68,924	$135,555	$16,456	$2,833	$7,305	$5,861	$8,771	$245,705
Special mention / watch	—	342	—	5,940	—	43	—	6,325
Substandard	—	2,459	—	—	—	1,337	—	3,796
Doubtful	—	—	—	—	—	—	—	—
Total	$68,924	$138,356	$16,456	$8,773	$7,305	$7,241	$8,771	$255,826
CRE - other
Pass	$181,839	$458,518	$114,186	$42,458	$69,239	$93,469	$43,461	$1,003,170
Special mention / watch	4,731	47,407	2,554	11,702	1,869	4,152	281	72,696
Substandard	3,383	40,572	12,659	6,245	983	7,308	—	71,150
Doubtful	—	—	—	—	—	—	—	—
Total	$189,953	$546,497	$129,399	$60,405	$72,091	$104,929	$43,742	$1,147,016
RRE - One- to four- family first liens
Performing	$57,206	$91,648	$34,651	$30,668	$21,425	$89,014	$5,079	$329,691
Nonperforming	489	394	—	675	166	702	—	2,426
Total	$57,695	$92,042	$34,651	$31,343	$21,591	$89,716	$5,079	$332,117
RRE - One- to four- family junior liens
Performing	$23,372	$15,553	$5,696	$7,761	$4,787	$6,289	$72,311	$135,769
Nonperforming	—	—	143	181	15	206	150	695
Total	$23,372	$15,553	$5,839	$7,942	$4,802	$6,495	$72,461	$136,464
Consumer
Performing	$18,089	$21,267	$9,114	$6,284	$2,665	$6,083	$2,295	$65,797
Nonperforming	—	3	19	9	16	16	—	63
Total	$18,089	$21,270	$9,133	$6,293	$2,681	$6,099	$2,295	$65,860

	Term Loans by Origination Year						Revolving Loans
	2021	2020	2019	2018	2017	Prior		Total
Total by Credit Quality Indicator Category
Pass	$554,193	$1,023,396	$268,371	$101,085	$145,911	$228,676	$249,799	$2,571,431
Special mention / watch	15,501	56,263	8,058	19,765	2,717	5,687	7,423	115,414
Substandard	10,611	49,940	16,735	9,643	3,182	14,828	3,930	108,869
Doubtful	—	—	—	—	1	—	—	1
Performing	98,667	128,468	49,461	44,713	28,877	101,386	79,685	531,257
Nonperforming	489	397	162	865	197	924	150	3,184
Total	$679,461	$1,258,464	$342,787	$176,071	$180,885	$351,501	$340,987	$3,330,156

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

Allowance for Credit Losses
At June 30, 2021, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - an increase over the next two forecasted quarters, followed by a decline in the third and fourth forecasted quarters. Overall, economic forecast loss driver data improved when compared to the previously disclosed first quarter of 2021 results.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $11.1 million at June 30, 2021 and $14.2 million at December 31, 2020 and is excluded from the estimate of credit losses. The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended June 30, 2021 and 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended June 30, 2021
Beginning balance	$1,110	$13,644	$30,425	$4,655	$816	$50,650
Charge-offs	(113)	(195)	(350)	(71)	(111)	(840)
Recoveries	21	314	9	47	43	434
Credit loss (benefit) expense(1)	(5)	24	(1,568)	(555)	(140)	(2,244)
Ending balance	$1,013	$13,787	$28,516	$4,076	$608	$48,000

For the Three Months Ended June 30, 2020
Beginning balance	$1,146	$19,309	$23,138	$6,425	$1,169	$51,187
Charge-offs	(109)	(902)	(792)	(103)	(197)	(2,103)
Recoveries	1	166	11	8	50	236
Credit loss expense(1)	370	136	5,864	(256)	210	6,324
Ending balance	$1,408	$18,709	$28,221	$6,074	$1,232	$55,644
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss (benefit) expense of $0.1 million and $(1.6) million related to off-balance sheet credit exposures for the three months ended June 30, 2021 and June 30, 2020, respectively.

	For the Six Months Ended June 30, 2021 and 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30, 2021
Beginning balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
Charge-offs	(154)	(861)	(416)	(106)	(306)	(1,843)
Recoveries	48	606	315	56	96	1,121
Credit loss expense(1)	(227)	(1,647)	(4,023)	(756)	(125)	(6,778)
Ending balance	$1,013	$13,787	$28,516	$4,076	$608	$48,000

For the Six Months Ended June 30, 2020
Beginning balance	$3,748	$8,394	$13,804	$2,685	$448	$29,079
Day 1 transition adjustment from adoption of ASC 326	(2,557)	2,728	1,300	2,050	463	3,984
Charge-offs	(193)	(1,373)	(1,512)	(103)	(419)	(3,600)
Recoveries	26	379	19	15	96	535
Credit loss expense	384	8,581	14,610	1,427	644	25,646
Ending balance	$1,408	$18,709	$28,221	$6,074	$1,232	$55,644
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss (benefit) expense of $(0.1) million and $0.8 million related to off-balance sheet credit exposures for the six months ended June 30, 2021 and June 30, 2020, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of June 30, 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$1,537	$5,753	$28,889	$591	$8	$36,778
Collectively evaluated for impairment	106,297	976,339	1,676,900	467,990	65,852	3,293,378
Total	$107,834	$982,092	$1,705,789	$468,581	$65,860	$3,330,156
Allowance for credit losses:
Individually evaluated for impairment	$8	$641	$2,060	$151	$—	$2,860
Collectively evaluated for impairment	1,005	13,146	26,456	3,925	608	45,140
Total	$1,013	$13,787	$28,516	$4,076	$608	$48,000

	As of December 31, 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,088	$6,582	$28,235	$427	$8	$37,340
Collectively evaluated for impairment	114,304	1,048,906	1,704,126	498,679	78,868	3,444,883
Total	$116,392	$1,055,488	$1,732,361	$499,106	$78,876	$3,482,223
Allowance for credit losses:
Individually evaluated for impairment	$66	$799	$2,031	$179	$—	$3,075
Collectively evaluated for impairment	1,280	14,890	30,609	4,703	943	52,425
Total	$1,346	$15,689	$32,640	$4,882	$943	$55,500

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of June 30, 2021
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$946	$591	$—	$1,537	$8
Commercial and industrial	629	2,590	2,534	5,753	641
Commercial real estate:
Construction and development	595	—	—	595	—
Farmland	9,961	—	—	9,961	6
Multifamily	1,073	—	—	1,073	390
Commercial real estate-other	17,260	—	—	17,260	1,664
Residential real estate:
One- to four- family first liens	410	—	—	410	64
One- to four- family junior liens	181			181	87
Consumer	—	8	—	8	—
Total	$31,055	$3,189	$2,534	$36,778	$2,860

	As of December 31, 2020
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$516	$824	$748	$2,088	$66
Commercial and industrial	667	3,037	2,878	6,582	799
Commercial real estate:
Construction and development	899	—	—	899	—
Farmland	7,850	—	—	7,850	88
Multifamily	746	—	—	746	202
Commercial real estate-other	18,740	—	—	18,740	1,741
Residential real estate:
One- to four- family first liens	204	—	—	204	132
One- to four- family junior liens	223	—	—	223	47
Consumer	—	8	—	8	—
Total	$29,845	$3,869	$3,626	$37,340	$3,075

Troubled Debt Restructurings
TDRs totaled $11.6 million and $11.0 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, the Company had $7 thousand of commitments to lend additional funds to borrowers with loans classified as TDR.
The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	Three Months Ended June 30,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Farmland	2	$1,982	$1,982	—	$—	$—
One- to four- family first liens	1	171	171	—	—	—

CONCESSION - Extended maturity date
One- to four- family first liens	1	85	85	2	145	145

CONCESSION - Other
Agricultural	—	—	—	1	208	208
Farmland	—	—	—	2	354	354
Total	4	$2,238	$2,238	5	$707	$707

	Six Months Ended June 30,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Farmland	2	$1,982	$1,982	—	$—	$—
One- to four- family first liens	1	171	171	—	—	—

CONCESSION - Extended maturity date
Commercial real estate-other	—	—	—	3	759	808
One- to four- family first liens	2	178	178	2	145	145

CONCESSION - Other
Agricultural	—	—	—	1	208	208
Farmland	—	—	—	2	354	354
Commercial real estate-other	1	44	44	—	—	—
One- to four- family first liens	1	150	150	—	—	—
Total	7	$2,525	$2,525	8	$1,466	$1,515

For the three and six months ended June 30, 2021 and June 30, 2020, the Company had no TDRs that redefaulted within 12 months subsequent to restructure.

Modifications in response to COVID-19:

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, as extended by the CAA, along with a joint interagency statement issued by the federal banking agencies, provide that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for the initial deferral of three months of principal and/or interest. The deferred interest is due and payable at the end of the deferral period, and the deferred principal is due and payable on the maturity date. At June 30, 2021, the outstanding balance of loans modified as a result of the COVID-19 pandemic totaled $21.0 million. The program is ongoing and additional loans continue to be granted deferrals.

4.    Derivatives, Hedging Activities and Balance Sheet Offsetting
The following table presents the total notional amounts and gross fair values of the Company’s derivatives as of the dates indicated. The derivative asset and liability balances are presented on a gross basis, prior to the application of master netting agreements, as included in other assets and other liabilities, respectively, on the consolidated balance sheets.

The fair values of the Company's derivative instrument assets and liabilities are summarized as follows:

	As of June 30, 2021			As of December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$25,184	$339	$1,699	$25,559	$34	$2,452
Total	$25,184	$339	$1,699	$25,559	$34	$2,452

Not designated as hedging instruments:
Interest rate swaps	$343,761	$6,267	$6,280	$347,380	$10,758	$10,807
RPAs - protection sold	4,353	1	—	4,471	4	—
RPAs - protection purchased	9,730	—	3	9,825	—	8
Total	$357,844	$6,268	$6,283	$361,676	$10,762	$10,815

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

The table below presents the effect of cash flow hedge accounting on AOCI for three and six months ended June 30, 2021 and 2020.

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2021	2020		2021	2020
Interest rate swaps	$—	$(129)	Interest Expense	$—	$(62)

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020		2021	2020
Interest rate swaps	$—	$(1,017)	Interest Expense	$—	$(57)

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2021		2020		2021		2020
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(111)	$—	$(80)	$—	$(219)	$—	$(127)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	578	—	237	—	(1,055)	—	1,988	—
Derivative designated as hedging instruments	(370)	—	(232)	—	753	—	(1,993)	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	—	—	(62)	—	—	—	(57)	—

As of June 30, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$26,565	$1,364

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)		2021	2020	2021	2020
Interest rate swaps	Other income	$1	$(18)	$35	$123
RPAs	Other income	1	(6)	1	97
Total		$2	$(24)	$36	$220

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of June 30, 2021 and December 31, 2020, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of June 30, 2021
Asset Derivatives	$6,607	$—	$6,607	$—	$—	$6,607
Liability Derivatives	(7,982)		(7,982)		(5,920)	(2,062)

As of December 31, 2020
Asset Derivatives	$10,796	$—	$10,796	$—	$—	$10,796
Liability Derivatives	(13,267)	—	(13,267)	—	(13,267)	—

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
As of June 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.1 million. As of June 30, 2021, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted $5.9 million of collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $7.1 million.

5.    Goodwill and Intangible Assets
The carrying amount of goodwill was $62.5 million at June 30, 2021 and December 31, 2020.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of June 30, 2021			As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$41,745	$(28,668)	$13,077	$41,745	$(26,440)	$15,305
Customer relationship intangible	5,265	(3,193)	2,072	5,265	(2,630)	2,635
Other	2,700	(2,495)	205	2,700	(2,438)	262
	$49,710	$(34,356)	$15,354	$49,710	$(31,508)	$18,202

Indefinite-lived trade name intangible	$7,040			$7,040
The following table provides the estimated future amortization expense for the remaining six months ending December 31, 2021 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
Estimated Remaining Amortization Expense for the Year Ending December 31,
2021	$1,962	$499	$49	$2,510
2022	3,487	797	79	4,363
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
2025	1,526	19	2	1,547
Thereafter	1,089	—	—	1,089
Total	$13,077	$2,072	$205	$15,354
6.    Other Assets
The components of the Company's other assets as of June 30, 2021 and December 31, 2020 were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Bank-owned life insurance	$84,290	$83,483
Interest receivable	19,758	21,706
FHLB stock	12,687	13,784
Mortgage servicing rights	5,997	5,137
Operating lease right-of-use assets, net	3,232	3,613
Federal and state income taxes, current	2,340	—
Federal and state income taxes, deferred	7,506	3,845
Derivative assets	6,607	10,796
Other receivables/assets	12,314	11,129
	$154,731	$153,493

7.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020
Noninterest bearing deposits	$952,764	$910,655
Interest checking deposits	1,414,942	1,351,641
Money market deposits	936,683	918,654
Savings deposits	596,199	529,751
Time deposits under $250	538,331	581,471
Time deposits of $250 or more	353,747	254,877
Total deposits	$4,792,666	$4,547,049

The Company had $5.9 million and $7.8 million in reciprocal time deposits through the CDARS program as of June 30, 2021 and December 31, 2020, respectively. Included in interest-bearing checking and money market deposits at June 30, 2021 and December 31, 2020 were $35.2 million and $14.8 million, respectively, of reciprocal deposits in the ICS program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of June 30, 2021 and December 31, 2020, the Company had public entity deposits that were collateralized by investment securities of $233.3 million and $156.7 million, respectively.

8.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	June 30, 2021		December 31, 2020
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.26%	$172,961	0.28%	$174,289
Federal Home Loan Bank advances	0.26	39,300	0.29	56,500
Total	0.26%	$212,261	0.28%	$230,789

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
Federal Home Loan Bank Advances - The Bank has a secured line of credit with the FHLBDM. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 3. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements.
Unsecured Line of Credit - The Bank has unsecured federal funds lines totaling $145.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either June 30, 2021 or December 31, 2020.
Other - At June 30, 2021 and December 31, 2020, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $62.9 million as of June 30, 2021 and $67.7 million as of December 31, 2020. As of June 30, 2021 and December 31, 2020, the Bank had municipal securities with a market value of $68.1 million and $72.0 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million with interest payable at a rate of one-month LIBOR plus 1.75%. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. The credit agreement matures on September 30, 2021. The Company had no balance outstanding under this revolving credit facility as of both June 30, 2021 and December 31, 2020.

9.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
June 30, 2021
ATBancorp Statutory Trust I	$7,732	$6,869	Three-month LIBOR + 1.68%	1.80%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,879	Three-month LIBOR + 1.65%	1.77%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,784	Three-month LIBOR + 2.15%	2.29%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,856	Three-month LIBOR + 3.50%	3.62%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.71%	12/15/2037	12/15/2012
Total	$44,847	$41,852

December 31, 2020
ATBancorp Statutory Trust I	$7,732	$6,850	Three-month LIBOR + 1.68%	1.90%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,850	Three-month LIBOR + 1.65%	1.87%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,767	Three-month LIBOR + 2.15%	2.39%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,832	Three-month LIBOR + 3.50%	3.72%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.81%	12/15/2037	12/15/2012
Total	$44,847	$41,763

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

Subordinated Debentures
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.9 million of subordinated debentures (the "ATB Debentures"). The ATB Debentures had a stated maturity of May 31, 2023, and bore interest at a fixed annual rate of 6.50%, with interest payable semi-annually. The Company redeemed the debentures, in whole, on May 31, 2021. At the time of redemption, we were permitted to treat 20% of the ATB Debentures as Tier 2 capital under the applicable rules and regulations of the Federal Reserve. The amount of ATB Debentures qualifying as Tier 2 regulatory capital would have been phased-out completely starting in the second quarter of 2022.

On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At June 30, 2021, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.

Other Long-Term Debt
Long-term borrowings were as follows as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$1,026	8.89%	$1,096
FHLB borrowings	2.18	63,151	1.92	91,198
Total	2.29%	$64,177	2.00%	$92,294

As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 3. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. At June 30, 2021, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 2. Debt Securities of the notes to the consolidated financial statements.
As of June 30, 2021, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2021	0.31%	$15,000
Due in 2022	2.68%	31,000
Due in 2023	2.79%	11,000
Due in 2024	3.15%	6,000
Total		63,000
Valuation adjustment from acquisition accounting		151
Total		$63,151

10.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Basic Earnings Per Share:
Net income	$17,271	$11,712	$38,919	$9,737
Weighted average shares outstanding	15,986,822	16,094,084	15,988,762	16,117,792
Basic earnings per common share	$1.08	$0.73	$2.43	$0.60

Diluted Earnings Per Share:
Net income	$17,271	$11,712	$38,919	$9,737
Weighted average shares outstanding, including all dilutive potential shares	16,011,766	16,099,682	16,016,037	16,125,375
Diluted earnings per common share	$1.08	$0.73	$2.43	$0.60

11.    Regulatory Capital Requirements and Restrictions on Subsidiary Cash
Regulatory Capital and Reserve Requirement - The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of June 30, 2021 and December 31, 2020, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these periods was zero dollars.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of June 30, 2021 and December 31, 2020, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2021
Consolidated:
Total capital/risk weighted assets	$596,543	13.63%	$459,546	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	490,678	11.21	372,013	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	448,826	10.26	306,364	7.00	N/A	N/A
Tier 1 leverage capital/average assets	490,678	8.50	230,921	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$568,228	13.02%	$458,079	10.50%	$436,266	10.00%
Tier 1 capital/risk weighted assets	527,363	12.09	370,826	8.50	349,012	8.00
Common equity tier 1 capital/risk weighted assets	527,363	12.09	305,386	7.00	283,573	6.50
Tier 1 leverage capital/average assets	527,363	9.15	230,532	4.00	288,165	5.00

At December 31, 2020
Consolidated:
Total capital/risk weighted assets	$572,437	13.41%	$448,068	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	456,526	10.70	362,722	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	414,763	9.72	298,712	7.00	N/A	N/A
Tier 1 leverage capital/average assets	456,526	8.50	214,795	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$547,558	12.89%	$446,113	10.50%	$424,870	10.00%
Tier 1 capital/risk weighted assets	500,981	11.79	361,139	8.50	339,896	8.00
Common equity tier 1 capital/risk weighted assets	500,981	11.79	297,409	7.00	276,165	6.50
Tier 1 leverage capital/average assets	500,981	9.35	214,251	4.00	271,992	5.00
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
ATBancorp Subordinated Debenture Redemption: On May 31, 2021, the Company redeemed, in whole, $10.8 million of ATB Debentures. The amount of ATB Debentures qualifying as Tier 2 regulatory capital would have been phased-out completely starting in the second quarter of 2022. See Note 9. Long-Term Debt of the notes to the consolidated financial statements.

12.    Commitments and Contingencies
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank's commitments as of the dates indicated:

	June 30, 2021	December 31, 2020
(in thousands)
Commitments to extend credit	$959,696	$897,274
Commitments to sell loans	6,149	59,956
Standby letters of credit	13,424	34,212
Total	$979,269	$991,442
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At June 30, 2021, the liability for off-balance-sheet credit losses totaled $4.0 million, whereas the total amount of the liability as of December 31, 2020 was $4.1 million. The total amount recorded in credit loss (benefit) expense for the six months ended June 30, 2021 was a benefit of $0.1 million, while credit loss expense of $0.8 million was recorded for the six months ended June 30, 2020.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 61% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 19% and 14%, respectively, as of June 30, 2021.

13.    Fair Value of Financial Instruments and Fair Value Measurements
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
Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$316	$—	$316	$—
State and political subdivisions	694,874	—	694,874	—
Mortgage-backed securities	116,954	—	116,954	—
Collateralized mortgage obligations	808,074	—	808,074	—
Corporate debt securities	452,234	—	452,234	—
Derivative assets	6,607	—	6,607	—
Mortgage servicing rights	5,997	—	5,997	—

Liabilities:
Derivative liabilities	$7,982	$—	$7,982	$—

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$361	$—	$361	$—
State and political subdivisions	628,346	—	628,346	—
Mortgage-backed securities	94,018	—	94,018	—
Collateralized mortgage obligations	565,836	—	565,836	—
Corporate debt securities	368,820	—	368,820	—
Derivative assets	10,796	—	10,796	—
Mortgage servicing rights	5,137	—	5,137	—

Liabilities:
Derivative liabilities	$13,267	$—	$13,267	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three and six months ended June 30, 2021 or the year ended December 31, 2020.
Changes in the fair value of available for sale debt securities are included in other comprehensive income.
Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at June 30, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$33,918	$—	$—	$33,918
Foreclosed assets, net	755	—	—	755

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$34,265	$—	$—	$34,265
Foreclosed assets, net	2,316	—	—	2,316

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	June 30, 2021	December 31, 2020	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$33,918	$34,265	Fair value of collateral	Valuation adjustments	—%	-	55%	25%
Foreclosed assets, net	$755	$2,316	Fair value of collateral	Valuation adjustments	8%	-	66%	24%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
The carrying amount and estimated fair value of financial instruments at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$63,434	$63,434	$63,434	$—	$—
Debt securities available for sale	2,072,452	2,072,452	—	2,072,452	—
Loans held for sale	6,149	6,303	—	6,303	—
Loans held for investment, net	3,282,156	3,302,688	—	—	3,302,688
Interest receivable	19,758	19,758	—	19,758	—
FHLB stock	12,687	12,687	—	12,687	—
Derivative assets	6,607	6,607	—	6,607	—
Financial liabilities:
Noninterest bearing deposits	952,764	952,764	952,764	—	—
Interest bearing deposits	3,839,902	3,839,869	2,947,824	892,045	—
Short-term borrowings	212,261	212,261	212,261	—	—
Finance leases payable	1,026	1,026	—	1,026	—
FHLB borrowings	63,151	64,653	—	64,653	—
Junior subordinated notes issued to capital trusts	41,852	34,131	—	34,131	—
Subordinated debentures	63,810	67,384	—	67,384	—
Derivative liabilities	7,982	7,982	—	7,982	—

	December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,659	$82,659	$82,659	$—	$—
Debt securities available for sale	1,657,381	1,657,381	—	1,657,381	—
Loans held for sale	59,956	60,039	—	60,039	—
Loans held for investment, net	3,426,723	3,469,515	—	—	3,469,515
Interest receivable	21,706	21,706	—	21,706	—
FHLB stock	13,784	13,784	—	13,784	—
Derivative assets	10,796	10,796	—	10,796	—
Financial liabilities:
Noninterest bearing deposits	910,655	910,655	910,655	—	—
Interest bearing deposits	3,636,394	3,640,365	2,800,046	840,319
Short-term borrowings	230,789	230,789	230,789	—	—
Finance leases payable	1,096	1,096	—	1,096	—
FHLB borrowings	91,198	93,380	—	93,380
Junior subordinated notes issued to capital trusts	41,763	33,986	—	33,986
Subordinated debentures	74,634	77,228	—	77,228
Derivative liabilities	13,267	13,267	—	13,267	—

14.    Leases
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
Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 30, 2021	December 31, 2020
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$3,232	$3,613
Finance lease right-of-use asset	Premises and equipment, net	494	542
Total right-of-use assets		$3,726	$4,155

Lease Liabilities
Operating lease liability	Other liabilities	$4,184	$4,583
Finance lease liability	Long-term debt	1,026	1,096
Total lease liabilities		$5,210	$5,679

Weighted-average remaining lease term
Operating leases		9.03 years	8.82 years
Finance lease		5.17 years	5.67 years

Weighted-average discount rate
Operating leases		4.01%	3.92%
Finance lease		8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Lease Costs
Operating lease cost	$294	$409	$593	$728
Variable lease cost	20	109	93	147
Interest on lease liabilities(1)	23	26	46	52
Amortization of right-of-use assets	24	24	48	48
Net lease cost	$361	$568	$780	$975

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$530	$651	$1,102	$1,154
Operating cash flows from finance lease	23	26	46	52
Finance cash flows from finance lease	35	31	70	62

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	119	94	119	94
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of June 30, 2021 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2021	$118	$528
December 31, 2022	240	1,008
December 31, 2023	245	947
December 31, 2024	250	717
December 31, 2025	255	247
Thereafter	171	1,973
Total undiscounted lease payment	$1,279	$5,420
Amounts representing interest	(253)	(1,236)
Lease liability	$1,026	$4,184

15.    Subsequent Events
The Company has evaluated events that have occurred subsequent to June 30, 2021 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On July 20, 2021, the board of directors of the Company declared a cash dividend of $0.2250 per share payable on September 15, 2021 to shareholders of record as of the close of business on September 1, 2021.
Pursuant to the Company’s new share repurchase program approved on June 22, 2021, the Company has purchased 88,377 shares of common stock subsequent to June 30, 2021 and through August 3, 2021 for a total cost of $2.5 million inclusive of transaction costs, leaving $11.9 million remaining available under the program.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
•government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms, including the CARES Act, the CAA and the American Rescue Plan Act;
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021. Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be attained for any other period.
COVID-19 Update
The outbreak of the COVID-19 pandemic in the United States has had an adverse impact on our financial condition and results of operations as of and for the three and six months ended June 30, 2021, and is expected to have a complex and significant adverse impact on the economy, the banking industry and the Company in future fiscal periods, all subject to a high degree of uncertainty.
Effects on Our Market Areas
Our commercial and consumer banking products and services are offered primarily in Iowa, Minnesota, Wisconsin, Florida and Colorado, where individual and governmental responses to the COVID-19 pandemic led to a broad curtailment of economic activity beginning in March 2020. Since the outbreak of the COVID-19 pandemic, we've seen in our markets a variety of responses to the pandemic, which have included social distancing protocols, limitations on the numbers of customers at restaurants and retail stores, limitations of social gathering sizes, safety practices for the at-risk and elderly, as well as other safeguarding practices. Each of our market areas have also had varying responses to the COVID-19 pandemic due to the availability of the COVID-19 vaccine. The Bank's banking offices have remained open during these orders because the Bank is deemed to be an essential business. While it appears that economic conditions are trending in a positive direction as of June 30, 2021, it is unclear how the states in our market areas will continue to change policies in response to the COVID-19 pandemic and the impact of these policies on our customers and regional economies.
The U.S. experienced a substantial decline nationally in economic condition in 2020. The national unemployment rate has fluctuated since the outbreak of the COVID-19 pandemic and has declined from 6.7% in December 2020 to 5.9% in June 2021, but remains elevated when compared to the pre-pandemic levels in February 2020 of 3.5% per the U.S. Department of Labor.
Policy and Regulatory Developments
Federal, state, and local governments and regulatory authorities throughout 2020 and into the first half of 2021 have enacted and issued a range of policy responses to the COVID-19 pandemic. More recently, these have included policies such as the following:
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
•President Biden on March 30, 2021 signed into law the PPP Extension Act of 2021, which set a deadline for qualifying businesses to apply for a PPP loan of May 31, 2021, and provided an additional 30 days for the SBA to process pending PPP loan applications.
Our Response
Our response to COVID-19 continues to be focused on how we can best serve our employees, customers, and communities. The Bank has utilized a combination of digital banking, voice, branch drive-thru and other channels in order to meet the needs of our customers. We implemented additional safety measures to achieve appropriate social distancing for both customers and employees throughout our locations. We have continued to adjust procedures and restrictions based on local conditions and generally in alignment with guidance from the Centers for Disease Control.
We continue to work with our customers to understand the level of impact the pandemic has had on their business operations as the pandemic continues to determine how best to serve them in these unprecedented times. Additionally, we implemented a loan payment deferral program and assisted our clients through the PPP. We continue to lend to qualified businesses for working capital and general business purposes, while also meeting the needs of our individual customers.
Financial Condition & Results of Operations
Net Interest Income. The Company's net interest income continues to be impacted by the monetary policy tools that were implemented by the FRB in March 2020 to stimulate the economy and influence overall growth and distribution of credit, bank loans, investments and deposits, and also to affect interest rates charged on loans or paid on deposits. These actions reduced both short-term and long-term interest rates and added significantly to the country’s money supply. Thus, the interest rates at which we originated new loans and repriced existing loans were generally lower than pre-pandemic existing loan portfolio rates, reducing loan interest income. In addition, while we've generally seen a decline in the number of COVID-19 affected borrowers who have requested a deferral of loan principal and/or interest payments since March 31, 2021, we recognize that the economic impact from COVID-19 may affect our borrowers' ability to repay the deferred principal and interest in future periods, which would reduce interest income. We are unable to project the materiality that such actions may have on the Company's results of operations.
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
Credit Loss Expense. The Company's credit loss expense was impacted by COVID-19. In 2020, the overall increase in the ACL reflected the impact that the COVID-19 pandemic had on current and forecasted economic conditions that were utilized in our ACL model. As it pertains to our June 30, 2021 financial condition and results of operations, our ACL declined compared to December 31, 2020 due to overall improvements in forecasted economic conditions and an improved outlook on the credit risk profile. However, as our ACL calculation and credit loss expense are significantly impacted by changes in forecasted economic conditions, significant worsening of forecasted conditions is possible and would result in further increases in the ACL and credit loss expense in future periods.
Noninterest Income. The Company's fee income has been impacted by COVID-19. For example, in keeping with guidance from regulators, during the second and third quarters of 2020, the Company worked with COVID-19 affected customers and temporarily waived fees from a variety of sources, such as, but not limited to, insufficient funds and overdraft fees, ATM fees, and account maintenance fees. At this time, the Company is unable to project whether such fee waivers will be implemented again in the future and the materiality of such actions on the Company's noninterest income, but recognizes the breadth of the long-term economic impact from COVID-19 can impact its fee income in future periods.

Noninterest Expense. The PPP has impacted the timing of compensation and benefit expense as PPP loan origination costs are deferred and amortized over the life of the loan to which they relate. In addition, the PPP led to increased information service expenses as a result of the Company's adoption of a PPP loan origination platform in the second quarter of 2020.
Credit Administration. The federal government has taken several actions designed to cushion the economic impact as a result of COVID-19 and related restrictions. Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” and guidance from the FRB and the FDIC allow financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic and that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2021, the outstanding balance of loans modified as a result of the COVID-19 pandemic was $21.0 million, as compared to $44.1 million as of December 31, 2020. The Company is unable to project the overall impact that such loan modifications and future loan modifications will have on our financial statements.
The Bank was a participating lender in the PPP. The PPP loans have a two-year or five-year term and earn interest at 1%. Loans funded through the PPP are fully guaranteed by the U.S. government if certain criteria are met. The Company believes that the majority of these loans will be forgiven by the SBA in accordance with the terms of the program. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings. As of June 30, 2021, the Company had $184.4 million in outstanding PPP loans, with $6.5 million of unamortized net loan origination fees. We expect PPP loans outstanding will continue to decline after June 30, 2021 as a result of PPP loan forgiveness.
Loan Portfolio. COVID-19 has impacted the Company's loan growth, and we anticipate that loan growth will continue to be impacted in the future. While all industries have and will continue to experience adverse impacts as a result of the COVID-19 pandemic, we had exposures in the following industries that we believe to be uniquely vulnerable to credit deterioration stemming from the COVID-19 pandemic as of June 30, 2021.

	Balance	% of Total Loans
(dollars in thousands)
Non-essential retail	$78,414	2.4%
Restaurants	51,319	1.5
Hotels	108,209	3.2
CRE - Retail	202,582	6.1
Arts, entertainment, and gaming	23,032	0.7
	$463,556	13.9%
Capital and liquidity
As of June 30, 2021, all of our capital ratios, and the Bank’s capital ratios, were in excess of all regulatory requirements. While we believe that we have sufficient capital to withstand an extended economic recession brought about by COVID-19, our reported and regulatory capital ratios could be adversely impacted by further credit losses. We rely on cash on hand as well as dividends from the Bank to service our debt. If our capital deteriorates such that our Bank is unable to pay dividends to us for an extended period of time, we may not be able to service our debt. If large numbers of our deposit customers withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.
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
Critical Accounting Estimates
Management has identified the accounting policies related to the ACL, fair value of assets acquired and liabilities assumed in a business combination, and the annual impairment testing of goodwill and other intangible assets to be critical accounting policies. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021, and there have been no material changes in these critical accounting policies since December 31, 2020.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2021 and June 30, 2020
Summary
Overall: Our consolidated net income for the three months ended June 30, 2021 was $17.3 million, an increase of $5.6 million, from net income of $11.7 million for the three months ended June 30, 2020. The increase in net income was due primarily to a decline in credit loss expense of $6.8 million, or 145.8%, coupled with an increase of $1.9 million, or 23.6%, in noninterest income. Partially offsetting the identified increases to net income was an increase of $0.6 million, or 2.3%, in noninterest expense, a $2.4 million increase in income tax expense, and a $0.2 million, or 0.5%, decrease in net interest income.
Credit Loss (Benefit) Expense: The credit loss benefit recorded in the second quarter of 2021 reflected overall improvements in the economic forecast and an improved outlook on the credit risk profile. In the second quarter of 2020, the Company recorded a credit loss expense primarily due to the impact of economic uncertainty stemming from the COVID-19 pandemic on forecasted economic conditions.
Noninterest Income: Noninterest income increased primarily due to increases in loan revenue, card revenue, and investment services and trust activities of $1.2 million, $0.7 million, and $0.6 million, respectively. The increase in loan revenue was reflective of a $0.8 million increase stemming from the fair value of our mortgage servicing rights, coupled with a $0.4 million increase in mortgage origination fee income. The increase in card revenue reflects an increase in transaction volumes in the second quarter of 2021 when compared to the second quarter of 2020, while investment services and trust activities revenue was positively impacted by improvements in the financial markets and increased assets under administration. Partially offsetting the identified increases in noninterest income was a decrease in 'Other' noninterest income of $0.7 million that stemmed from a decline in income from our commercial loan back-to-back swap program.
Noninterest Expense: The increase in noninterest expense was primarily due to an increase of $1.7 million in compensation and employee benefits expense, and partially offset by a decline of $0.4 million in the amortization of intangibles and a decline of $0.4 million in 'Other' noninterest expense. The increase in compensation and employee benefits was primarily due to a smaller benefit from deferred loan origination costs recognized in connection with SBA PPP loans during the second quarter of 2021, as compared to the second quarter of 2020, coupled with increased incentive and commission expense, normal annual increases in compensation, as well as increased share-based compensation expense.
Financial Performance: Both basic and diluted earnings per common share for the three months ended June 30, 2021 were $1.08 as compared with both basic and diluted earnings per common share of $0.73 for the three months ended June 30, 2020. Our annualized return on average shareholders' equity was 13.24% for the three months ended June 30, 2021 compared with 9.21% for the three months ended June 30, 2020.
Selected financial performance and capital ratios for the Company are presented in the table below as of or for the quarters ended June 30, 2021 and 2020.

	As of or for the Three Months Ended June 30,
(dollars in thousands, except per share amounts)	2021	2020
Net Income	$17,271	$11,712
Return on Average Assets	1.18%	0.92%
Return on Average Equity	13.24	9.21
Return on Average Tangible Equity(1)	16.75	13.50
Efficiency Ratio(1)	54.83	54.80
Dividend Payout Ratio	20.83	30.14
Common Equity Ratio	9.22	9.96
Tangible Common Equity Ratio(1)	7.86	7.80
Book Value per Share	$33.22	$32.35
Tangible Book Value per Share(1)	27.90	24.74
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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$3,396,575	$35,255	4.16%	$3,633,695	$40,721	4.51%
Taxable investment securities	1,604,463	6,483	1.62	731,699	4,646	2.55
Tax-exempt investment securities (2)(4)	473,181	3,196	2.71	285,758	2,340	3.29
Total securities held for investment (2)	2,077,644	9,679	1.87	1,017,457	6,986	2.76
Other	48,208	19	0.16	67,429	40	0.24
Total interest earning assets (2)	$5,522,427	$44,953	3.26%	$4,718,581	$47,747	4.07%
Other assets	329,309			380,266
Total assets	$5,851,736			$5,098,847

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,469,853	$1,095	0.30%	$1,091,565	$1,113	0.41%
Money market deposits	942,072	502	0.21	829,826	885	0.43
Savings deposits	595,150	324	0.22	439,592	365	0.33
Time deposits	896,169	1,488	0.67	990,797	4,046	1.64
Total interest bearing deposits	3,903,244	3,409	0.35	3,351,780	6,409	0.77
Short-term borrowings	218,491	161	0.30	159,157	263	0.66
Long-term debt	189,644	1,712	3.62	201,240	1,374	2.75
Total borrowed funds	408,135	1,873	1.84	360,397	1,637	1.83
Total interest bearing liabilities	$4,311,379	$5,282	0.49%	$3,712,177	$8,046	0.87%

Noninterest bearing deposits	972,080			813,794
Other liabilities	45,035			61,637
Shareholders’ equity	523,242			511,239
Total liabilities and shareholders’ equity	$5,851,736			$5,098,847
Net interest income (2)		$39,671			$39,701
Net interest spread(2)			2.77%			3.20%
Net interest margin(2)			2.88%			3.38%

Total deposits(5)	$4,875,324	$3,409	0.28%	$4,165,574	$6,409	0.62%
Cost of funds(6)			0.40%			0.72%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $2.3 million and $748 thousand for the three months ended June 30, 2021 and June 30, 2020, respectively. Loan purchase discount accretion was $873 thousand and $2.6 million for the three months ended June 30, 2021 and June 30, 2020, respectively. Tax equivalent adjustments were $519 thousand and $507 thousand for the three months ended June 30, 2021 and June 30, 2020, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $647 thousand and $482 thousand for the three months ended June 30, 2021 and June 30, 2020, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended June 30,
	2021 Compared to 2020 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(2,497)	$(2,969)	$(5,466)
Taxable investment securities	4,006	(2,169)	1,837
Tax-exempt investment securities (1)	1,326	(470)	856
Total securities held for investment (1)	5,332	(2,639)	2,693
Other	(10)	(11)	(21)
Change in interest income (1)	2,825	(5,619)	(2,794)
Increase (decrease) in interest expense:
Interest checking deposits	327	(345)	(18)
Money market deposits	110	(493)	(383)
Savings deposits	103	(144)	(41)
Time deposits	(356)	(2,202)	(2,558)
Total interest-bearing deposits	184	(3,184)	(3,000)
Short-term borrowings	75	(177)	(102)
Long-term debt	(83)	421	338
Total borrowed funds	(8)	244	236
Change in interest expense	176	(2,940)	(2,764)
Change in net interest income	$2,649	$(2,679)	$(30)
Percentage (decrease) in net interest income over prior period			(0.1)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the second quarter of 2021 was relatively flat compared to the second quarter of 2020 at $39.7 million. Loan interest income declined $5.5 million, which was partially offset by an increase of $2.7 million in interest income earned from investment securities, which was $9.7 million for the second quarter of 2021. The increase reflected the larger volume of securities held for investment from the Company's investment of net deposit inflows, partially offset by a decrease in yield. Loan purchase discount accretion added $0.9 million to net interest income in the second quarter of 2021 compared to $2.6 million in the second quarter of 2020. Offsetting the decline in interest income of $2.8 million, or 5.9%, for the second quarter of 2021 was a decline in interest expense of $2.8 million, or 34.4%. The decline in interest expense was primarily due to a decline in interest expense on interest-bearing deposits of $3.0 million, or 46.8%, to $3.4 million as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits. Net fee accretion for PPP loans for the second quarter of 2021 was $2.5 million, compared to $1.1 million in the second quarter of 2020.
The tax equivalent net interest margin for the second quarter of 2021 was 2.88%, or 50 basis points lower than the tax equivalent net interest margin of 3.38% for the second quarter of 2020. The yield on loans decreased 35 basis points. The tax equivalent yield on investment securities decreased by 89 basis points. Combined, the resulting yield on interest-earning assets for the second quarter of 2021 was 81 basis points lower than the second quarter of 2020, which primarily reflected the shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans, in addition to the continued origination and re-pricing of loans at generally lower coupon rates when compared to existing portfolio coupon rates. The cost of interest-bearing deposits decreased 42 basis points, while the average cost of borrowings was 1 basis point higher for the second quarter of 2021, compared to the second quarter of 2020.
Credit Loss (Benefit) Expense
We recorded a credit loss benefit during the second quarter of 2021 of $2.1 million, as compared to credit loss expense of $4.7 million for the second quarter of 2020, a decrease of $6.8 million, or 145.8%. In the second quarter of 2020, the Company recorded a credit loss expense primarily due to the impact of economic uncertainty stemming from the COVID-19 pandemic on forecasted economic conditions. The decline in credit loss expense in the second quarter of 2021 reflected overall improvements in forecasted economic conditions and an improved outlook on the credit risk profile. Specifically, the economic forecast utilized by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy. The total amount of net loans charged off in the second quarter of 2021 was $0.4 million as compared to $1.9 million in the second quarter of 2020.

Noninterest Income
The following table sets forth the various categories of noninterest income for the three months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Investment services and trust activities	$2,809	$2,217	$592	26.7%
Service charges and fees	1,475	1,290	185	14.3
Card revenue	1,913	1,237	676	54.6
Loan revenue	3,151	1,910	1,241	65.0
Bank-owned life insurance	538	635	(97)	(15.3)
Investment securities gains, net	42	6	36	600.0
Other	290	974	(684)	(70.2)
Total noninterest income	$10,218	$8,269	$1,949	23.6%
Total noninterest income for the second quarter of 2021 increased $1.9 million, or 23.6%, to $10.2 million from $8.3 million in the second quarter of 2020. The increase in noninterest income was primarily due to increases in loan revenue, card revenue and investment services and trust activities of $1.2 million, $0.7 million, and $0.6 million, respectively. The increase in loan revenue was reflective of a $0.8 million increase stemming from the fair value of our mortgage servicing rights, coupled with a $0.4 million increase in mortgage origination fee income. The increase in card revenue reflects an increase in transaction volumes in the second quarter of 2021 when compared to the second quarter of 2020, while investment services and trust activities revenue was positively impacted by improvements in the financial markets and increased assets under administration. Partially offsetting the identified increases in noninterest income was a decrease in 'Other' noninterest income of $0.7 million that stemmed from a decline in income from our commercial loan back-to-back swap program.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Compensation and employee benefits	$17,404	$15,682	$1,722	11.0%
Occupancy expense of premises, net	2,198	2,253	(55)	(2.4)
Equipment	1,861	2,010	(149)	(7.4)
Legal and professional	1,375	1,382	(7)	(0.5)
Data processing	1,347	1,240	107	8.6
Marketing	873	910	(37)	(4.1)
Amortization of intangibles	1,341	1,748	(407)	(23.3)
FDIC insurance	245	445	(200)	(44.9)
Communications	371	449	(78)	(17.4)
Foreclosed assets, net	136	34	102	300.0
Other	1,519	1,885	(366)	(19.4)
Total noninterest expense	$28,670	$28,038	$632	2.3%
Noninterest expense for the second quarter of 2021 was $28.7 million, an increase of $0.6 million, or 2.3%, from $28.0 million for the second quarter of 2020. The increase in noninterest expense was primarily due to an increase of $1.7 million in compensation and employee benefits expense, and partially offset by a decline of $0.4 million in the amortization of intangibles and a decline of $0.4 million in other noninterest expense. The increase in compensation and employee benefits was primarily due to a $1.0 million decline in the benefit received from deferred loan origination costs recognized in connection with SBA PPP loans during the second quarter of 2021, as compared to the second quarter of 2020. In addition, compensation and employee benefits expense also increased by $0.5 million in the second quarter of 2021 as compared to the second quarter of 2020 due to increased incentive and commission expense, normal annual increases in compensation, as well as increased share-based compensation expense. The decrease in the amortization of intangibles reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets, while the decrease in other noninterest expense was primarily due to a reduction in tax credit partnership investment amortization.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 22.2% for the three months ended June 30, 2021, as compared to an effective tax rate of 17.9% for the three months ended June 30, 2020. The effective tax rate for the full year 2021 is expected to be in the range of 20-22%.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and June 30, 2020
Summary
Overall: Our consolidated net income for the six months ended June 30, 2021 was $38.9 million, an increase of $29.2 million from net income of $9.7 million for the six months ended June 30, 2020. The increase in net income was due primarily to a decrease of $33.3 million in credit loss expense, coupled with a $3.6 million, or 19.6%, increase in noninterest income, a decrease of $1.7 million, or 2.9%, in noninterest expense, and a $1.0 million, or 1.3%, increase in net interest income. Partially offsetting the identified increases to net income was an increase in income tax expense of $10.4 million.
Credit Loss (Benefit) Expense: The credit loss benefit recorded in the first six months of 2021 reflected overall improvements in forecasted economic conditions and an improved outlook in the credit risk profile. The Company recorded credit loss expense in the first six months of 2020 primarily due to the impact of economic uncertainty stemming from the COVID-19 pandemic on forecasted economic conditions.
Noninterest Income: The increase in noninterest income was primarily due to increased loan revenue of $4.8 million, which reflected a $2.6 million increase in mortgage origination fees, as well as an increase of $2.1 million stemming from the fair value of our mortgage servicing rights. Also contributing to the increases in noninterest income were increases of $0.9 million and $0.8 million of revenue from investment services and trust activities and card revenue, respectively. Partially offsetting the identified increases in noninterest income was a decrease in other noninterest income of $2.8 million, which was primarily due to a decline in income from our commercial loan back-to-back swap program.
Noninterest Expense: The decline in noninterest expense was due to decreases in other noninterest expense, amortization of intangibles, and legal and professional expenses of $1.4 million, $0.9 million, and $0.8 million, respectively. The largest driver in the decrease in other noninterest expense was a reduction in tax credit partnership investment amortization of $0.7 million. The decrease in the amortization of intangibles reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets, while the decline in legal and professional expenses primarily reflected a decline in loan legal expenses. Partially offsetting the identified decreases in noninterest expense was an increase of $2.0 million in compensation and employee benefits expense that stemmed primarily from increased incentive and commission expense, normal annual increases in compensation, as well as increased share-based compensation expense.
Financial Performance: Both basic and diluted earnings per common share for the six months ended June 30, 2021 were $2.43 as compared with basic and diluted earnings per common share of $0.60 for the six months ended June 30, 2020. Our annualized return on average shareholders' equity was 15.10% for the six months ended June 30, 2021 compared with 3.82% for the six months ended June 30, 2020.
Selected financial performance and capital ratios for the Company are presented in the table below as of or for the six months ended June 30, 2021 and 2020.

	As of and for the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2021	2020
Net Income	$38,919	$9,737
Return on Average Assets	1.38%	0.40%
Return on Average Equity	15.10	3.82
Return on Average Tangible Equity(1)	19.10	6.48
Efficiency Ratio (1)	52.76	56.24
Dividend Payout Ratio	18.52	73.33
Common Equity Ratio	9.22	9.96
Tangible Common Equity Ratio(1)	7.86	7.80
Book Value per Share	$33.22	$32.35
Tangible Book Value per Share(1)	27.90	24.74
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

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,413,069	$72,328	4.27%	$3,534,979	$83,230	4.73%
Taxable investment securities	1,436,522	11,576	1.63	648,678	8,363	2.59
Tax-exempt investment securities (2)(4)	469,507	6,399	2.75	254,963	4,247	3.35
Total securities held for investment (2)	1,906,029	17,975	1.90	903,641	12,610	2.81
Other	42,404	33	0.16	62,304	204	0.66
Total interest-earning assets (2)	$5,361,502	$90,336	3.40%	$4,500,924	$96,044	4.29%
Other assets	325,434			383,361
Total assets	$5,686,936			$4,884,285

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,410,094	$2,086	0.30%	$1,028,321	$2,428	0.47%
Money market deposits	927,660	980	0.21	798,296	2,530	0.64
Savings deposits	574,602	610	0.21	416,713	756	0.36
Time deposits	866,976	3,341	0.78	993,966	8,644	1.75
Total interest-bearing deposits	3,779,332	7,017	0.37	3,237,296	14,358	0.89
Short-term borrowings	196,962	289	0.30	140,550	597	0.85
Long-term debt	197,762	3,563	3.63	213,413	3,090	2.91
Total borrowed funds	394,724	3,852	1.97	353,963	3,687	2.09
Total interest-bearing liabilities	$4,174,056	$10,869	0.53%	$3,591,259	$18,045	1.01%

Noninterest bearing deposits	946,112			725,499
Other liabilities	47,008			54,323
Shareholders' equity	519,760			513,204
Total liabilities and shareholders' equity	$5,686,936			$4,884,285
Net interest income (2)		$79,467			$77,999
Net interest spread(2)			2.87%			3.28%
Net interest margin (2)			2.99%			3.48%

Total deposits(5)	$4,725,444	$7,017	0.30%	$3,962,795	$14,358	0.73%
Cost of funds(6)			0.43%			0.84%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $5.8 million and $0.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Loan purchase discount accretion was $2.0 million and $5.6 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Tax equivalent adjustments were $1.0 million and $1.0 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.3 million and $0.9 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The federal statutory tax rate utilized was 21%.

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

	Six Months Ended June 30,
	2021 Compared to 2020 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(2,854)	$(8,048)	$(10,902)
Taxable investment securities	7,194	(3,981)	3,213
Tax-exempt investment securities(1)	3,026	(874)	2,152
Total securities held for investment(1)	10,220	(4,855)	5,365
Other	(51)	(120)	(171)
Change in interest income (1)	7,315	(13,023)	(5,708)
Increase (decrease) in interest expense:
Interest checking deposits	705	(1,047)	(342)
Money market deposits	361	(1,911)	(1,550)
Savings deposits	226	(372)	(146)
Time deposits	(993)	(4,310)	(5,303)
Total interest-bearing deposits	299	(7,640)	(7,341)
Short-term borrowings	176	(484)	(308)
Long-term debt	(240)	713	473
Total borrowed funds	(64)	229	165
Change in interest expense	235	(7,411)	(7,176)
Change in net interest income	$7,080	$(5,612)	$1,468
Percentage (decrease) increase in net interest income over prior period			1.9%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the six months ended June 30, 2021 was $79.5 million, an increase of $1.5 million, or 1.9%, as compared to $78.0 million for the six months ended June 30, 2020. Interest expense declined $7.2 million, or 39.8%, primarily due to a decline in interest expense on interest-bearing deposits of $7.3 million, or 51.1%, to $7.0 million as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits. Partially offsetting the decrease in interest expense was a decline of $10.9 million in interest income from loans due to lower loan purchase discount accretion, which decreased $3.6 million, reduced loan demand and line utilization, coupled with the origination of new loans and repricing of variable rate loans at lower rates. The identified decline in interest income from loans was partially offset by a net increase in loan fees of $5.2 million, which was primarily due to PPP fee accretion. Partially offsetting the decline in interest income from loans was an increase in interest income earned from investment securities, which was $18.0 million for the six months ended June 30, 2021, up $5.4 million from the six months ended June 30, 2020. The increase in interest income earned from investment securities reflected the larger volume of securities held for investment from the Company's investment of net deposit inflows, partially offset by a decrease in yield.

The tax equivalent net interest margin for the six months ended June 30, 2021 was 2.99%, or 49 basis points lower than the tax equivalent net interest margin of 3.48% for the six months ended June 30, 2020. The yield on loans decreased 46 basis points. The tax equivalent yield on investment securities decreased by 91 basis points. Combined, the resulting yield on interest-earning assets for the six months ended June 30, 2021 was 89 basis points lower than the six months ended June 30, 2020, and reflected the origination and re-pricing of loans at generally lower coupon rates compared to existing portfolio coupon rates, as well as a shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans. The cost of interest-bearing deposits decreased 52 basis points, while the average cost of borrowings was lower by 12 basis points for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Our lower deposit costs in the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 were a result of lower market interest rates following the FRB's reduction of the target federal funds interest rate by 150 basis points in March 2020 in response to the COVID-19 pandemic.
Credit Loss (Benefit) Expense
We recorded a credit loss benefit of $6.9 million in the first six months of 2021, as compared to credit loss expense of $26.4 million for the first six months of 2020, a decrease of $33.3 million, or 126.1%. The Company recorded credit loss expense in the first and second quarters of 2020 primarily due to the impact of economic uncertainty stemming from the COVID-19 pandemic on forecasted economic conditions. The credit loss benefit recorded in the first six months of 2021 reflected overall improvements in forecasted economic conditions and an improved outlook on the credit risk profile. Specifically, the economic forecast utilized by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy. The total amount of net loans charged off in the first six months of 2021 was $0.7 million as compared to $3.1 million in the first six months of 2020.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Investment services and trust activities	$5,645	$4,753	$892	18.8%
Service charges and fees	2,962	3,116	(154)	(4.9)
Card revenue	3,449	2,602	847	32.6
Loan revenue	7,881	3,033	4,848	159.8
Bank-owned life insurance	1,080	1,155	(75)	(6.5)
Investment securities gains, net	69	48	21	43.8
Other	956	3,717	(2,761)	(74.3)
Total noninterest income	$22,042	$18,424	$3,618	19.6%
Total noninterest income for the first six months of 2021 increased $3.6 million, or 19.6%, to $22.0 million from $18.4 million during the same period of 2020. This increase was due to increases in loan revenue, investment services and trust activities, and card revenue of $4.8 million, $0.9 million, and $0.8 million, respectively. The increase in loan revenue was primarily due to an increase of $2.6 million in mortgage origination fee income, as well as an increase of $2.1 million stemming from the fair value of our mortgage servicing rights. Investment services and trust activities revenue was positively impacted by improvements in the financial markets and increased assets under administration, while the increase in card revenue reflects an increase in transaction volumes in the first six months of 2021, as compared to first six months of 2020. Partially offsetting the identified increases in noninterest income was a decrease in other noninterest income of $2.8 million, which was primarily due to a decline in income from our commercial loan back-to-back swap program.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Compensation and employee benefits	$34,321	$32,299	$2,022	6.3%
Occupancy expense of premises, net	4,516	4,594	(78)	(1.7)
Equipment	3,654	3,890	(236)	(6.1)
Legal and professional	2,158	2,917	(759)	(26.0)
Data processing	2,599	2,594	5	0.2
Marketing	1,879	1,972	(93)	(4.7)
Amortization of intangibles	2,848	3,776	(928)	(24.6)
FDIC insurance	757	893	(136)	(15.2)
Communications	780	906	(126)	(13.9)
Foreclosed assets, net	183	172	11	6.4
Other	2,675	4,026	(1,351)	(33.6)
Total noninterest expense	$56,370	$58,039	$(1,669)	(2.9)%

Noninterest expense for the six months ended June 30, 2021 was $56.4 million, a decrease of $1.7 million, or 2.9%, from $58.0 million for the six months ended June 30, 2020. The decline in noninterest expense was primarily due to decreases in other noninterest expense, amortization of intangibles, and legal and professional expenses of $1.4 million, $0.9 million, and $0.8 million, respectively. The decrease in other noninterest expense was principally due to a reduction in tax credit partnership investment amortization of $0.7 million. The decrease in the amortization of intangibles reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets, while the decline in legal and professional expenses reflected a decline in loan legal expenses, as well as a decline in non-recurring audit fees. Partially offsetting the identified decreases in noninterest expense was an increase of $2.0 million in compensation and employee benefits expense that stemmed primarily from increased incentive and commission expense, normal annual increases in compensation, as well as increased share-based compensation expense.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 21.6% for the first six months of 2021, as compared to an effective tax rate of 3.5% for the first six months of 2020. The effective tax rate for the full year 2021 is currently expected to be in the range of 20-22%.

FINANCIAL CONDITION
Following is a table that represents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	June 30, 2021	December 31, 2020	$ Change	% Change
ASSETS
Cash and cash equivalents	$63,434	$82,659	$(19,225)	(23.3)%
Loans held for sale	6,149	59,956	(53,807)	(89.7)
Debt securities available for sale at fair value	2,072,452	1,657,381	415,071	25.0
Loans held for investment, net of unearned income	3,330,156	3,482,223	(152,067)	(4.4)
Allowance for credit losses	(48,000)	(55,500)	7,500	(13.5)
Total loans held for investment, net	3,282,156	3,426,723	(144,567)	(4.2)
Other assets	325,024	329,929	(4,905)	(1.5)
Total assets	$5,749,215	$5,556,648	$192,567	3.5%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$4,792,666	$4,547,049	$245,617	5.4%
Total borrowings	382,100	439,480	(57,380)	(13.1)
Other liabilities	44,156	54,869	(10,713)	(19.5)
Total shareholders' equity	530,293	515,250	15,043	2.9
Total liabilities and shareholders' equity	$5,749,215	$5,556,648	$192,567	3.5%
Debt Securities Available for Sale
The composition of debt securities available for sale as of the dates indicated was as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total
U.S. Government agencies and corporations	$316	—%	$361	—%
States and political subdivisions	694,874	33.5	628,346	37.9
Mortgage-backed securities	116,954	5.6	94,018	5.7
Collateralized mortgage obligations	808,074	39.0	565,836	34.1
Corporate debt securities	452,234	21.8	368,820	22.3
Fair value of debt securities available for sale	$2,072,452	100%	$1,657,381	100%
As of June 30, 2021, the fair value of debt securities available for sale was $2.1 billion, an increase of $415.1 million from $1.7 billion as of December 31, 2020. The increase was primarily driven by the excess liquidity generated by the increased levels of deposit balances that were deployed into investment security purchases. There were $27.1 million of gross unrealized gains and $13.8 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized gain of $13.3 million at June 30, 2021.

Loans
The composition of our loan portfolio by type of loan was as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$107,834	3.2%	$116,392	3.3%
Commercial and industrial	982,092	29.5	1,055,488	30.3
Commercial real estate:
Construction and development	168,070	5.0	181,291	5.2
Farmland	134,877	4.1	144,970	4.2
Multifamily	255,826	7.7	256,525	7.4
Commercial real estate-other	1,147,016	34.4	1,149,575	33.0
Total commercial real estate	1,705,789	51.2	1,732,361	49.8
Residential real estate:
One- to four-family first liens	332,117	10.0	355,684	10.2
One- to four-family junior liens	136,464	4.1	143,422	4.1
Total residential real estate	468,581	14.1	499,106	14.3
Consumer	65,860	2.0	78,876	2.3
Loans held for investment, net of unearned income	$3,330,156	100.0%	$3,482,223	100.0%
Loans held for sale	$6,149		$59,956
Loans held for investment, net of unearned income, decreased $152.1 million, or 4.4%, from a balance of $3.48 billion at December 31, 2020, to $3.33 billion at June 30, 2021, primarily as a result of net loan pay-downs, PPP loan forgiveness, and lower line utilization. As of June 30, 2021, the amortized cost basis of PPP loans was $184.4 million, or 5.5% of loans held for investment, as compared to $259.3 million, or 7.4% of loans held for investment, at December 31, 2020, which are included in the agricultural and commercial and industrial loan portfolios. See Note 3. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $979.3 million and $991.4 million as of June 30, 2021 and December 31, 2020, respectively.
Our loan to deposit ratio decreased to 69.48% as of June 30, 2021 as compared to 76.58% as of December 31, 2020. The loan to deposit ratio fell when compared to the prior year-end due to net loan pay-downs, PPP loan forgiveness and lower line utilization. In addition, deposit growth fueled by the government stimulus and PPP loan proceeds, which were generally deposited into customer accounts at the Bank, were principally utilized to purchase debt securities.

Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total
Agricultural	$2,086	$—	$2,086	$2,584	$—	$2,584
Commercial and industrial	6,395	—	6,395	7,326	106	7,432
Commercial real estate:
Construction and development	609	—	609	1,145	—	1,145
Farmland	10,280	—	10,280	8,319	—	8,319
Multifamily	1,073	—	1,073	746	—	746
Commercial real estate-other	17,802	—	17,802	19,134	—	19,134
Total commercial real estate	29,764	—	29,764	29,344	—	29,344
Residential real estate:
One- to four- family first liens	1,762	664	2,426	1,895	625	2,520
One- to four- family junior liens	695	—	695	722	—	722
Total residential real estate	2,457	664	3,121	2,617	625	3,242
Consumer	62	1	63	79	8	87
Total nonperforming loans	$40,764	$665	$41,429	$41,950	$739	$42,689
Foreclosed assets, net			755			2,316
Total nonperforming assets			$42,184			$45,005

Nonperforming loans ratio (1)			1.24%			1.23%
Nonperforming assets ratio (2)			0.73%			0.81%
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
Generally, short-term deferral of required payments would not be considered a concession. During the three and six months ended June 30, 2021, the Company classified four loans and seven loans as TDRs, respectively, due to the Company granting a concession to a borrower experiencing financial difficulty. The aggregate post-modification outstanding recorded investment of the loans classified as TDRs during three and six months ended June 30, 2021 was $2.2 million and $2.5 million, respectively.
Refer above to the "COVID-19 Update" section for details pertaining to the modifications that were a result of COVID-19 that were not deemed to be TDRs.
Allowance for Credit Losses
Our ACL as of June 30, 2021 was $48.0 million, which was 1.44% of loans held for investment, net of unearned income. This compares with an ACL of $55.5 million as of December 31, 2020, which was 1.59% of loans held for investment, net of unearned income. The ACL at June 30, 2021 does not include an allowance amount for PPP loans as they are fully guaranteed by the SBA. When adjusted for the impact of PPP loans, the ratio of the ACL as a percentage of loans held for investment, net of unearned income as of June 30, 2021 was 1.53% and as of December 31, 2020 was 1.72% (a non-GAAP financial measure - see "Non-GAAP Financial Measures"). The decrease in the ACL reflects overall improvements in forecasted economic conditions and an improved credit profile outlook. The liability for off-balance sheet credit exposures totaled $4.0 million as of June 30, 2021 as compared to $4.1 million at December 31, 2020 and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss benefit related to loans of $6.8 million for the six months ended June 30, 2021 as compared to a credit loss expense related to loans of $25.6 million for the six months ended June 30, 2020. Gross charge-offs for the first six months of 2021 totaled $1.8 million, while there were $1.1 million in gross recoveries of previously charged-off loans. The ratio of annualized net loan charge offs to average loans for the first six months of 2021 was 0.04% compared to 0.17% for the six months ended June 30, 2020.

Economic Forecast: At June 30, 2021, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - an increase over the next two forecasted quarters, followed by a decline in the third and fourth forecasted quarters. Overall, economic forecast loss driver data improved when compared to the previously disclosed first quarter of 2021 results.
Loan Policy: We review all nonaccrual loans greater than $250,000 individually on a quarterly basis to estimate the appropriate allowance due to collateral deficiency or insufficient cash-flow based on a discounted cash-flow analysis. At June 30, 2021, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status.
Based on the inherent risk in the loan portfolio, management believed that as of June 30, 2021, the ACL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary. See Note 3. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of June 30, 2021		As of December 31, 2020
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$952,764	19.9%	$910,655	20.0%
Interest checking deposits	1,414,942	29.6	1,351,641	29.7
Money market deposits	936,683	19.5	918,654	20.2
Savings deposits	596,199	12.4	529,751	11.7
Time deposits under $250	538,331	11.2	581,471	12.8
Time deposits of $250 or more	353,747	7.4	254,877	5.6
Total deposits	$4,792,666	100.0%	$4,547,049	100.0%
Deposits increased $245.6 million from December 31, 2020, or 5.4%, reflecting the combination of fiscal stimulus and the deposit of PPP loan proceeds, which were generally deposited into customer accounts at the Bank. Approximately 81.4% of our total deposits were considered “core” deposits as of June 30, 2021, compared to 81.6% at December 31, 2020. We consider core deposits to be the total of all deposits other than time deposits and non-reciprocal brokered money market deposits. See Note 7. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings
Federal funds purchased - The Bank purchases federal funds for short-term funding needs from correspondent and regional banks. As of June 30, 2021 and December 31, 2020, the Bank had no federal funds purchased.
Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase declined $1.3 million, or 0.8%, to $173.0 million as of June 30, 2021, compared with $174.3 million as of December 31, 2020. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. As such, the balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts.
Federal Home Loan Bank Advances - The Bank utilizes FHLB short-term advances for short-term funding needs. The Company had $39.3 million of short-term advances as of June 30, 2021, compared with $56.5 million as of December 31, 2020.
Other - At June 30, 2021 and December 31, 2020, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $62.9 million as of June 30, 2021 and $67.7 million as of December 31, 2020.

The Bank maintains a credit agreement with a correspondent bank under which the Company is able to borrow up to $25.0 million from an unsecured revolving credit facility. The Company had no balance outstanding under this revolving credit facility as of both June 30, 2021 and December 31, 2020.
See Note 8. Short-Term Borrowings to our unaudited consolidated financial statements for additional information related to short-term borrowings.
Long-Term Debt
Finance Lease Payable - The Company has one existing finance lease for a branch location, with a present value liability balance of $1.0 million as of June 30, 2021 and $1.1 million as of December 31, 2020.
Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $41.9 million as of June 30, 2021 and $41.8 million as of December 31, 2020.
Subordinated Debentures - On May 1, 2019, the Company assumed $10.9 million in aggregate principal amount of subordinated debentures as a result of the merger with ATBancorp. The Company redeemed the ATB Debentures, in whole, on May 31, 2021. In addition, on July 28, 2020, the Company completed the private placement offering of $65.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The balance of the subordinated debt was $63.8 million as of June 30, 2021, as compared to $74.6 million at December 31, 2020.
Federal Home Loan Bank Borrowings - FHLB borrowings totaled $63.2 million as of June 30, 2021, compared with $91.2 million as of December 31, 2020, a decrease of $28.0 million, or 30.8%, due to maturities of FHLB advances. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk.
See Note 9. Long-Term Debt to our unaudited consolidated financial statements for additional information related to long-term debt.
Capital Resources
Shareholder's Equity
Total shareholders’ equity was $530.3 million as of June 30, 2021, compared to $515.3 million as of December 31, 2020, an increase of $15.0 million, or 2.9%, primarily as a result of an increase in retained earnings, partially offset by decreased AOCI. The total shareholders’ equity to total assets ratio was 9.22% at June 30, 2021, down from 9.27% at December 31, 2020. The tangible common equity ratio (a non-GAAP financial measure -see "Non-GAAP Financial Measures") was 7.86% at June 30, 2021, compared with 7.82% at December 31, 2020. Book value was $33.22 per share at June 30, 2021, an increase from $32.17 per share at December 31, 2020. Tangible book value per share (a non-GAAP financial measure - see "Non-GAAP Financial Measures") was $27.90 at June 30, 2021, an increase from $26.69 per share at December 31, 2020.
Capital Adequacy
Our Tier 1 capital to risk-weighted assets ratio was 11.21% as of June 30, 2021 and was 10.70% as of December 31, 2020. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of June 30, 2021, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 11. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2021 and May 15, 2021, in the aggregate amounts of 65,168 and 11,231, respectively. Additionally, during the first six months of 2021, 52,323 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 4,272 shares were surrendered by grantees to satisfy tax requirements, and 9,533 unvested restricted stock units were forfeited.

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
Cash and cash equivalents are summarized in the table below:

(dollars in thousands)	As of June 30, 2021	As of December 31, 2020
Cash and due from banks	$52,297	$65,078
Interest-bearing deposits	11,124	17,409
Federal funds sold	13	172
Total	$63,434	$82,659
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $79.3 million for the six months ended June 30, 2021 and $28.7 million for the six months ended June 30, 2020.
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
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments, and also expects to have sufficient liquidity available to cover these off-balance-sheet instruments. Off-balance-sheet transactions are more fully discussed in Note 12. Commitments and Contingencies to our unaudited consolidated financial statements.

Contractual Obligations
Outside the redemption on May 31, 2021 of the ATB Debentures that were assumed upon the acquisition of ATBancorp, there have been no material changes to the contractual obligations existing at December 31, 2020, as disclosed in the Annual Report on Form 10-K, filed with the SEC on March 11, 2021.

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

	Three Months Ended		Six Months Ended
Return on Average Tangible Equity	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Dollars in thousands)
Net income	$17,271	$11,712	$38,919	$9,737
Intangible amortization, net of tax (1)	1,006	1,311	2,136	2,832
Tangible net income	$18,277	$13,023	$41,055	$12,569

Average shareholders' equity	$523,242	$511,239	$519,760	$513,204
Average intangible assets, net	(85,518)	(123,313)	(86,235)	(123,130)
Average tangible equity	$437,724	$387,926	$433,525	$390,074

Return on average equity	13.24%	9.21%	15.10%	3.82%
Return on average tangible equity (2)	16.75%	13.50%	19.10%	6.48%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	June 30, 2021	December 31, 2020
(Dollars in thousands, except per share data)
Total shareholders’ equity	$530,293	$515,250
Intangible assets, net	(84,871)	(87,719)
Tangible common equity	$445,422	$427,531

Total assets	$5,749,215	$5,556,648
Intangible assets, net	(84,871)	(87,719)
Tangible assets	$5,664,344	$5,468,929

Book value per share	$33.22	$32.17
Tangible book value per share (1)	$27.90	$26.69
Shares outstanding	15,963,468	16,016,780

Equity to assets ratio	9.22%	9.27%
Tangible common equity ratio (2)	7.86%	7.82%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Six Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(dollars in thousands)
Net interest income	$38,505	$38,712	$77,122	$76,118
Tax equivalent adjustments:
Loans (1)	519	507	1,050	1,004
Securities (1)	647	482	1,295	877
Net interest income, tax equivalent	$39,671	$39,701	$79,467	$77,999
Loan purchase discount accretion	(873)	(2,610)	(1,971)	(5,633)
Core net interest income	$38,798	$37,091	$77,496	$72,366

Net interest margin	2.80%	3.30%	2.90%	3.40%
Net interest margin, tax equivalent (2)	2.88%	3.38%	2.99%	3.48%
Core net interest margin (3)	2.82%	3.16%	2.91%	3.23%
Average interest earning assets	$5,522,427	$4,718,581	$5,361,502	$4,500,924

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended		Six Months Ended
Efficiency Ratio	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(dollars in thousands)
Total noninterest expense	$28,670	$28,038	$56,370	$58,039
Amortization of intangibles	(1,341)	(1,748)	(2,848)	(3,776)
Merger-related expenses	—	(7)	—	(61)
Noninterest expense used for efficiency ratio	$27,329	$26,283	$53,522	$54,202

Net interest income, tax equivalent(1)	$39,671	$39,701	$79,467	$77,999
Noninterest income	10,218	8,269	22,042	18,424
Investment security gains, net	(42)	(6)	(69)	(48)
Net revenues used for efficiency ratio	$49,847	$47,964	$101,440	$96,375

Efficiency ratio(2)	54.83%	54.80%	52.76%	56.24%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

Adjusted Allowance for Credit Losses Ratio	June 30, 2021	December 31, 2020
(dollars in thousands)
Loans held for investment, net of unearned income	$3,330,156	$3,482,223
PPP loans	(184,390)	(259,260)
Core loans	$3,145,766	$3,222,963
Allowance for credit losses	$48,000	$55,500

Allowance for credit losses ratio	1.44%	1.59%
Adjusted allowance for credit losses ratio (1)	1.53%	1.72%

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
Net cash inflows from operating activities were $79.3 million in the first six months of June 30, 2021, compared with $28.7 million in the first six months of 2020. Net cash outflows from investing activities were $276.4 million in the first six months of 2021, compared to net cash outflows of $492.9 million in the comparable six-month period of 2020. Net cash inflows from financing activities in the first six months of 2021 were $177.9 million, compared with net cash inflows of $507.9 million for the same period of 2020.
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
Federal Reserve Bank Discount Window - The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2021, the Bank had municipal securities with an approximate market value of $68.1 million pledged for liquidity purposes, and had a borrowing capacity of $62.9 million. There were no outstanding borrowings through the FRB Discount Window at June 30, 2021.
FHLB Borrowings - FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of June 30, 2021, the Bank had $63.2 million in outstanding FHLB borrowings, leaving $422.3 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company did not hold any brokered deposits at June 30, 2021.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At June 30, 2021, the Company had $5.9 million of reciprocal time deposits through the CDARS program and $35.2 million of reciprocal non-maturity deposits through the ICS program that qualified for the brokered deposit exemption.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2021.

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

The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points (the effects of which are not meaningful as of June 30, 2021 in the current low interest rate environment), or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2021
Dollar change	N/A	N/A	$32	$(599)
Percent change	N/A	N/A	—%	0.4%
December 31, 2020
Dollar change	N/A	N/A	$2,667	$4,167
Percent change	N/A	N/A	1.8%	2.8%
As of June 30, 2021, 28.8% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 49.4% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 - 30, 2021	1,890	$29.37	1,890	$2,617,267
May 1 - 31, 2021	—	—	—	2,617,267
June 1 - 30, 2021	36,885	29.61	36,885	14,474,621
Total	38,775	$29.60	38,775	$14,474,621

(1) Common shares repurchased by the Company during the quarter related to shares repurchased under the share repurchase program. Under the prior repurchase program, which authorized the repurchase of $10.0 million of common stock, the Company had repurchased 297,158 shares of common stock for approximately $7.9 million since the plan was announced in August 2019, leaving $2.1 million available to be repurchased under that repurchase program as of June 22, 2021, the end of such program.

On June 22, 2021, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. The new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. For the period June 23, 2021 through June 30, 2021, the Company repurchased 17,790 shares of common stock for approximately $0.5 million, leaving $14.5 million available to be repurchased.

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 5, 2021	By:	/s/ CHARLES N. FUNK
Charles N. Funk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)