Form 10-Q
period 2021-09-30
MidWestOne Financial Group, Inc.
filed 2021-11-04
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 2, 2021, there were 15,691,751 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FDIC	Federal Deposit Insurance Corporation
AFS	Available for Sale	FHLB	Federal Home Loan Bank
AOCI	Accumulated Other Comprehensive Income	FHLBC	Federal Home Loan Bank of Chicago
ASC	Accounting Standards Codification	FHLBDM	Federal Home Loan Bank of Des Moines
ASU	Accounting Standards Update	FHLMC	Federal Home Loan Mortgage Corporation
ATM	Automated Teller Machine	FNMA	Federal National Mortgage Association
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FRB	Board of Governors of the Federal Reserve System
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	U.S. Generally Accepted Accounting Principles
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act of 1999
CAA	Consolidated Appropriations Act, 2021	GNMA	Government National Mortgage Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	LIBOR	The London Inter-bank Offered Rate
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CMO	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease 2019	ROU	Right-of-Use
CRA	Community Reinvestment Act	RPA	Credit Risk Participation Agreement
CRE	Commercial Real Estate	RRE	Residential Real Estate
DCF	Discounted Cash Flows	SBA	U.S. Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	U.S. Securities and Exchange Commission
ECL	Expected Credit Losses	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TDR	Troubled Debt Restructuring
FASB	Financial Accounting Standards Board

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$53,562	$65,078
Interest earning deposits in banks	84,952	17,409
Federal funds sold	—	172
Total cash and cash equivalents	138,514	82,659
Debt securities available for sale at fair value	2,136,902	1,657,381
Loans held for sale	58,679	59,956
Gross loans held for investment	3,278,150	3,496,790
Unearned income, net	(9,506)	(14,567)
Loans held for investment, net of unearned income	3,268,644	3,482,223
Allowance for credit losses	(47,900)	(55,500)
Total loans held for investment, net	3,220,744	3,426,723
Premises and equipment, net	84,130	86,401
Goodwill	62,477	62,477
Other intangible assets, net	21,130	25,242
Foreclosed assets, net	454	2,316
Other assets	152,393	153,493
Total assets	$5,875,423	$5,556,648

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$999,887	$910,655
Interest bearing deposits	3,957,894	3,636,394
Total deposits	4,957,781	4,547,049
Short-term borrowings	187,508	230,789
Long-term debt	154,860	208,691
Other liabilities	45,010	54,869
Total liabilities	5,345,159	5,041,398

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,729,451 and 16,016,780	16,581	16,581
Additional paid-in capital	300,327	300,137
Retained earnings	232,639	188,191
Treasury stock at cost, 851,566 and 564,237 shares	(22,735)	(14,251)
Accumulated other comprehensive income	3,452	24,592
Total shareholders' equity	530,264	515,250
Total liabilities and shareholders' equity	$5,875,423	$5,556,648
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands, except per share amounts)	2021	2020	2021	2020
Interest income
Loans, including fees	$36,115	$38,191	$107,393	$120,417
Taxable investment securities	6,655	4,574	18,231	12,937
Tax-exempt investment securities	2,428	2,360	7,532	5,730
Other	21	29	54	233
Total interest income	45,219	45,154	133,210	139,317
Interest expense
Deposits	3,150	5,296	10,167	19,654
Short-term borrowings	132	175	421	772
Long-term debt	1,597	1,874	5,160	4,964
Total interest expense	4,879	7,345	15,748	25,390
Net interest income	40,340	37,809	117,462	113,927
Credit loss (benefit) expense	(1,080)	4,992	(7,958)	31,410
Net interest income after credit loss (benefit) expense	41,420	32,817	125,420	82,517
Noninterest income
Investment services and trust activities	2,915	2,361	8,560	7,114
Service charges and fees	1,613	1,491	4,575	4,607
Card revenue	1,820	1,600	5,269	4,202
Loan revenue	1,935	3,252	9,816	6,285
Bank-owned life insurance	532	530	1,612	1,685
Investment securities gains, net	36	106	105	154
Other	331	230	1,287	3,947
Total noninterest income	9,182	9,570	31,224	27,994
Noninterest expense
Compensation and employee benefits	17,350	16,460	51,671	48,759
Occupancy expense of premises, net	2,547	2,278	7,063	6,872
Equipment	1,973	1,935	5,627	5,825
Legal and professional	1,272	1,184	3,430	4,101
Data processing	1,406	1,308	4,005	3,902
Marketing	1,022	857	2,901	2,829
Amortization of intangibles	1,264	1,631	4,112	5,407
FDIC insurance	435	470	1,192	1,363
Communications	275	428	1,055	1,334
Foreclosed assets, net	43	13	226	185
Goodwill impairment	—	31,500	—	31,500
Other	2,191	1,875	4,866	5,901
Total noninterest expense	29,778	59,939	86,148	117,978
Income (loss) before income tax expense	20,824	(17,552)	70,496	(7,467)
Income tax expense	4,513	2,272	15,266	2,620
Net income (loss)	$16,311	$(19,824)	$55,230	$(10,087)

Per common share information
Earnings (loss) - basic	$1.03	$(1.23)	$3.47	$(0.63)
Earnings (loss) - diluted	$1.03	$(1.23)	$3.46	$(0.63)
Dividends paid	$0.2250	$0.2200	$0.6750	$0.6600
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands)	2021	2020	2021	2020
Net income (loss)	$16,311	$(19,824)	$55,230	$(10,087)

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain from debt securities available for sale:
Unrealized net holding (loss) gain on debt securities available for sale arising during the period	(8,591)	1,726	(28,501)	21,917
Reclassification adjustment for gains included in net income	(36)	(106)	(105)	(154)
Income tax benefit (expense)	2,251	(423)	7,466	(5,680)
Unrealized net (loss) gain on debt securities available for sale, net of reclassification adjustment	(6,376)	1,197	(21,140)	16,083
Unrealized gain (loss) from cash flow hedging instruments:
Unrealized net holding gains (losses) in cash flow hedging instruments arising during the period	—	8	—	(1,009)
Reclassification adjustment for net loss in cash flow hedging instruments included in income	—	88	—	145
Income tax benefit (expense)	—	(25)	—	225
Unrealized net gains (losses) on cash flow hedge instruments, net of reclassification adjustment	—	71	—	(639)
Other comprehensive (loss) income, net of tax	(6,376)	1,268	(21,140)	15,444
Comprehensive income (loss)	$9,935	$(18,556)	$34,090	$5,357
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended September 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	$16,581	$299,542	$198,382	$(12,272)	$18,548	$520,781
Net loss	—	—	(19,824)	—	—	(19,824)
Other comprehensive income	—	—	—	—	1,268	1,268
Share-based compensation	—	397	—	—	—	397
Dividends paid on common stock ($0.2200 per share)	—	—	(3,541)	—	—	(3,541)
Balance at September 30, 2020	$16,581	$299,939	$175,017	$(12,272)	$19,816	$499,081

Balance at June 30, 2021	$16,581	$299,888	$219,884	$(15,888)	$9,828	530,293
Net Income	—	—	16,311	—	—	16,311
Other comprehensive loss	—	—	—	—	(6,376)	(6,376)
Release/lapse of restriction on RSUs (1,260 shares, net)	—	(32)	(1)	33	—	—
Repurchase of common stock (235,277 shares)	—	—	—	(6,880)	—	(6,880)
Share-based compensation	—	471	—	—	—	471
Dividends paid on common stock ($0.2250 per share)	—	—	(3,555)	—	—	(3,555)
Balance at September 30, 2021	$16,581	$300,327	$232,639	$(22,735)	$3,452	$530,264

Nine Months Ended September 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	508,982
Cumulative effect of change in accounting principle(1)	—	—	(5,362)	—	—	(5,362)
Net Loss	—	—	(10,087)	—	—	(10,087)
Other comprehensive income	—	—	—	—	15,444	15,444
Acquisition fair value finalization(2)	—	2,355	—	—	—	2,355
Release/lapse of restriction on RSUs (32,488 shares, net)	—	(937)	—	798	—	(139)
Repurchase of common stock (95,340 shares)	—	—	—	(2,604)	—	(2,604)
Share-based compensation	—	1,131	—	—	—	1,131
Dividends paid on common stock ($0.6600 per share)	—	—	(10,639)	—	—	(10,639)
Balance at September 30, 2020	$16,581	$299,939	$175,017	$(12,272)	$19,816	$499,081

Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	515,250
Net income	—	—	55,230	—	—	55,230
Other comprehensive loss	—	—	—	—	(21,140)	(21,140)
Release/lapse of restriction on RSUs (49,311 shares, net)	—	(1,332)	(29)	1,243	—	(118)
Repurchase of common stock (336,640 shares)	—	—	—	(9,727)	—	(9,727)
Share-based compensation	—	1,522	—	—	—	1,522
Dividends paid on common stock ($0.6750 per share)	—	—	(10,753)	—	—	(10,753)
Balance at September 30, 2021	$16,581	$300,327	$232,639	$(22,735)	$3,452	$530,264
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

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2021	2020
Cash flows from operating activities:
Net income (loss)	$55,230	$(10,087)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Credit loss (benefit) expense	(7,958)	31,410
Goodwill impairment	—	31,500
Depreciation, amortization, and accretion	71	4,054
Net change in premises and equipment due to writedown or sale	295	55
Share-based compensation	1,522	1,131
Net gain on sale or call of debt securities available for sale	(105)	(132)
Net change in foreclosed assets due to writedown or sale	163	125
Net gain on sale of loans held for sale	(6,696)	(5,519)
Origination of loans held for sale	(236,326)	(286,551)
Proceeds from sales of loans held for sale	244,299	284,374
Increase in cash surrender value of bank-owned life insurance	(1,339)	(1,317)
Decrease (increase) in deferred income taxes, net	2,013	(7,105)
Change in:
Other assets	7,514	(8,393)
Other liabilities	(11,494)	8,495
Net cash provided by operating activities	$47,189	$42,040
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$42,193	$27,020
Proceeds from maturities and calls of debt securities available for sale	304,443	169,210
Purchases of debt securities available for sale	(856,739)	(746,101)
Net decrease (increase) in loans held for investment	225,479	(81,867)
Purchases of premises and equipment	(1,477)	(1,514)
Proceeds from sale of foreclosed assets	1,983	2,922
Proceeds from sale of premises and equipment	16	49
Net cash used in investing activities	$(284,102)	$(630,281)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	$410,598	$604,699
Short-term borrowings	(43,281)	44,544
Proceeds from issuance of subordinated debt	—	65,000
Payments of subordinated debt issuance costs	(9)	(1,248)
Redemption of subordinated debentures	(10,835)	—
Payments on finance lease liability	(107)	(94)
Payments of Federal Home Loan Bank borrowings	(43,000)	(44,400)
Payments of other long-term debt	—	(5,500)
Taxes paid relating to the release/lapse of restriction on RSUs	(118)	(139)
Dividends paid	(10,753)	(10,639)
Repurchase of common stock	(9,727)	(2,604)
Net cash provided by financing activities	$292,768	$649,619
Net increase in cash and cash equivalents	$55,855	$61,378
Cash and cash equivalents:
Beginning of Period	82,659	73,484
Ending balance	$138,514	$134,862

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,500	$25,478
Cash paid during the period for income taxes	14,300	8,970
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$284	$65
Investment securities purchased but not settled	1,835	10,690
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
Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the nine months ended September 30, 2021 may not be indicative of results for the year ending December 31, 2021, or for any other period.

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

Accounting Guidance Pending Adoption at September 30, 2021

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

2.    Debt Securities
The amortized cost and fair value of investment debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of September 30, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. Government agencies and corporations	$286	$2	$—	$—	$288
State and political subdivisions	696,306	9,671	4,696	—	701,281
Mortgage-backed securities	108,445	1,280	494	—	109,231
Collateralized mortgage obligations	860,623	2,564	9,354	—	853,833
Corporate debt securities	466,570	8,380	2,681	—	472,269
Total debt securities	$2,132,230	$21,897	$17,225	$—	$2,136,902

	As of December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. Government agencies and corporations	$355	$6	$—	$—	$361
State and political subdivisions	611,666	17,163	483	—	628,346
Mortgage-backed securities	92,261	1,758	1	—	94,018
Collateralized mortgage obligations	559,718	6,332	214	—	565,836
Corporate debt securities	360,103	9,333	616	—	368,820
Total debt securities	$1,624,103	$34,592	$1,314	$—	$1,657,381

Investment securities with a fair value of $542.4 million and $434.7 million at September 30, 2021 and December 31, 2020, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2021, aggregated by investment category and length of time in a continuous loss position:

		As of September 30, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	127	$254,630	$4,447	$12,474	$249	$267,104	$4,696
Mortgage-backed securities	7	45,955	494	44	—	45,999	494
Collateralized mortgage obligations	35	607,333	8,913	25,716	441	633,049	9,354
Corporate debt securities	25	126,945	1,866	18,094	815	145,039	2,681
Total	194	$1,034,863	$15,720	$56,328	$1,505	$1,091,191	$17,225
As of September 30, 2021, 127 state and political subdivisions securities with total unrealized losses of $4.7 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2021, 7 mortgage-backed securities and 35 collateralized mortgage obligations with unrealized losses totaling $9.8 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2021, 25 corporate debt securities with total unrealized losses of $2.7 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

Accrued interest receivable on available for sale debt securities, which is recorded within 'Other Assets,' totaled $8.1 million at September 30, 2021 and $7.3 million at December 31, 2020 and is excluded from the estimate of credit losses.
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
Proceeds and gross realized gains and losses on debt securities available for sale for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Proceeds from sales of debt securities available for sale	$782	$4,885	$42,193	$27,020

Gross realized gains from sales of debt securities available for sale	32	105	856	255
Gross realized losses from sales of debt securities available for sale	—	(10)	(791)	(123)
Net realized gain from sales of debt securities available for sale(1)	$32	$95	$65	$132

(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call or maturity of debt securities of $4.0 thousand and $40.0 thousand for the three and nine months ended ended September 30, 2021, respectively, and $11.0 thousand and $22.0 thousand for the three and nine months ended September 30, 2020, respectively.

The contractual maturity distribution of investment debt securities at September 30, 2021, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$47,732	$48,263
Due after one year through five years	309,686	314,874
Due after five years through ten years	477,290	479,402
Due after ten years	328,454	331,299
	$1,163,162	$1,173,838
Mortgage-backed securities	108,445	109,231
Collateralized mortgage obligations	860,623	853,833
Total	$2,132,230	$2,136,902

3.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Agricultural	$106,356	$116,392
Commercial and industrial	927,258	1,055,488
Commercial real estate:
Construction & development	146,417	181,291
Farmland	130,936	144,970
Multifamily	273,347	256,525
Commercial real estate-other	1,148,658	1,149,575
Total commercial real estate	1,699,358	1,732,361
Residential real estate:
One- to four- family first liens	334,267	355,684
One- to four- family junior liens	133,869	143,422
Total residential real estate	468,136	499,106
Consumer	67,536	78,876
Loans held for investment, net of unearned income	3,268,644	3,482,223
Allowance for credit losses	(47,900)	(55,500)
Total loans held for investment, net	$3,220,744	$3,426,723

Loans with unpaid principal in the amount of $815.0 million and $830.2 million at September 30, 2021 and December 31, 2020, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
September 30, 2021
Agricultural	$105,402	$152	$—	$802	$106,356	$—
Commercial and industrial	924,379	351	313	2,215	927,258	50
Commercial real estate:
Construction and development	145,714	107	—	596	146,417	—
Farmland	127,930	—	119	2,887	130,936	—
Multifamily	271,960	—	1,387	—	273,347	—
Commercial real estate-other	1,142,251	948	—	5,459	1,148,658	—
Total commercial real estate	1,687,855	1,055	1,506	8,942	1,699,358	—
Residential real estate:
One- to four- family first liens	330,912	2,280	845	230	334,267	—
One- to four- family junior liens	133,481	261	20	107	133,869	1
Total residential real estate	464,393	2,541	865	337	468,136	1
Consumer	67,458	41	23	14	67,536	—
Total	$3,249,487	$4,140	$2,707	$12,310	$3,268,644	$51

December 31, 2020
Agricultural	$115,284	$8	$45	$1,055	$116,392	$—
Commercial and industrial	1,051,727	477	333	2,951	1,055,488	106
Commercial real estate:
Construction and development	180,059	586	42	604	181,291	—
Farmland	138,798	226	324	5,622	144,970	—
Multifamily	256,525	—	—	—	256,525	—
Commercial real estate-other	1,132,015	11,514	318	5,728	1,149,575	—
Total commercial real estate	1,707,397	12,326	684	11,954	1,732,361	—
Residential real estate:
One- to four- family first liens	351,370	2,062	566	1,686	355,684	625
One- to four- family junior liens	142,663	377	234	148	143,422	—
Total residential real estate	494,033	2,439	800	1,834	499,106	625
Consumer	78,747	43	39	47	78,876	8
Total	$3,447,188	$15,293	$1,901	$17,841	$3,482,223	$739

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan as of September 30, 2021 and December 31, 2020:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Agricultural	$2,120	$2,584	$1,366	$1,599	$—	$—
Commercial and industrial	4,145	7,326	1,341	4,349	50	106
Commercial real estate:
Construction and development	607	1,145	596	900	—	—
Farmland	6,755	8,319	5,338	7,266	—	—
Multifamily	1,009	746	331	39	—	—
Commercial real estate-other	16,811	19,134	1,076	2,497	—	—
Total commercial real estate	25,182	29,344	7,341	10,702	—	—
Residential real estate:
One- to four- family first liens	1,532	1,895	339	75	—	625
One- to four- family junior liens	628	722	—	1	1	—
Total residential real estate	2,160	2,617	339	76	1	625
Consumer	50	79	8	13	—	8
Total	$33,657	$41,950	$10,395	$16,739	$51	$739
The interest income recognized on loans that were on nonaccrual for the three months ended September 30, 2021 and September 30, 2020 was $453 thousand and $130 thousand, respectively. The interest income recognized on loans that were on nonaccrual for the nine months ended September 30, 2021 and September 30, 2020 was $1.1 million and $526 thousand, respectively.

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

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of September 30, 2021. As of September 30, 2021, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
September 30, 2021 (in thousands)	2021	2020	2019	2018	2017	Prior		Total
Agricultural
Pass	$21,302	$9,886	$4,979	$1,440	$1,126	$1,407	$55,410	$95,550
Special mention / watch	1,220	405	275	—	75	1,000	4,066	7,041
Substandard	673	759	133	229	6	278	1,687	3,765
Doubtful	—	—	—	—	—	—	—	—
Total	$23,195	$11,050	$5,387	$1,669	$1,207	$2,685	$61,163	$106,356
Commercial and industrial
Pass	$245,228	$236,565	$80,280	$41,016	$65,928	$98,838	$136,230	$904,085
Special mention / watch	5,485	1,900	704	143	296	139	1,892	10,559
Substandard	1,104	2,154	1,046	924	220	3,016	4,149	12,613
Doubtful	—	—	—	—	1	—	—	1
Total	$251,817	$240,619	$82,030	$42,083	$66,445	$101,993	$142,271	$927,258
CRE - Construction and development
Pass	$53,757	$54,553	$7,950	$3,266	$1,872	$922	$20,967	$143,287
Special mention / watch	622	—	172	406	—	—	—	1,200
Substandard	—	894	1,025	—	—	11	—	1,930
Doubtful	—	—	—	—	—	—	—	—
Total	$54,379	$55,447	$9,147	$3,672	$1,872	$933	$20,967	$146,417
CRE - Farmland
Pass	$31,894	$36,063	$19,419	$5,175	$6,014	$12,113	$1,489	$112,167
Special mention / watch	1,727	4,092	587	1,421	295	225	75	8,422
Substandard	2,599	2,050	1,465	1,971	1,667	595	—	10,347
Doubtful	—	—	—	—	—	—	—	—
Total	$36,220	$42,205	$21,471	$8,567	$7,976	$12,933	$1,564	$130,936
CRE - Multifamily
Pass	$85,674	$130,248	$25,013	$2,800	$6,492	$4,929	$7,589	$262,745
Special mention / watch	—	—	—	5,983	—	558	—	6,541
Substandard	—	2,737	—	—	—	1,324	—	4,061
Doubtful	—	—	—	—	—	—	—	—
Total	$85,674	$132,985	$25,013	$8,783	$6,492	$6,811	$7,589	$273,347
CRE - other
Pass	$243,842	$435,676	$104,778	$41,412	$66,205	$81,287	$44,819	$1,018,019
Special mention / watch	5,842	25,278	2,507	10,024	1,832	2,166	1,459	49,108
Substandard	4,309	50,557	12,568	6,163	979	6,955	—	81,531
Doubtful	—	—	—	—	—	—	—	—
Total	$253,993	$511,511	$119,853	$57,599	$69,016	$90,408	$46,278	$1,148,658
RRE - One- to four- family first liens
Performing	$96,842	$83,033	$31,181	$27,093	$18,761	$71,848	$3,978	$332,736
Nonperforming	478	47	—	188	164	654	—	1,531
Total	$97,320	$83,080	$31,181	$27,281	$18,925	$72,502	$3,978	$334,267
RRE - One- to four- family junior liens
Performing	$26,283	$14,437	$4,860	$6,132	$4,364	$5,471	$71,692	$133,239
Nonperforming	—	—	139	166	17	203	105	630
Total	$26,283	$14,437	$4,999	$6,298	$4,381	$5,674	$71,797	$133,869
Consumer
Performing	$26,150	$18,297	$7,134	$5,164	$2,044	$5,800	$2,897	$67,486
Nonperforming	—	—	16	8	14	12	—	50
Total	$26,150	$18,297	$7,150	$5,172	$2,058	$5,812	$2,897	$67,536

Total by Credit Quality Indicator Category
Pass	$681,697	$902,991	$242,419	$95,109	$147,637	$199,496	$266,504	$2,535,853
Special mention / watch	14,896	31,675	4,245	17,977	2,498	4,088	7,492	82,871
Substandard	8,685	59,151	16,237	9,287	2,872	12,179	5,836	114,247
Doubtful	—	—	—	—	1	—	—	1
Performing	149,275	115,767	43,175	38,389	25,169	83,119	78,567	533,461
Nonperforming	478	47	155	362	195	869	105	2,211
Total	$855,031	$1,109,631	$306,231	$161,124	$178,372	$299,751	$358,504	$3,268,644

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

Allowance for Credit Losses
At September 30, 2021, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases over the next two forecasted quarters, followed by an increase in the third and fourth forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. The economic forecast loss driver data generally exhibited improvements in the economic forecast and stabilization of the credit profile outlook when compared to the previously disclosed second quarter of 2021 results.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $10.8 million at September 30, 2021 and $14.2 million at December 31, 2020 and is excluded from the estimate of credit losses. The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended September 30, 2021 and 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended September 30, 2021
Beginning balance	$1,013	$13,787	$28,516	$4,076	$608	$48,000
Charge-offs	(16)	(24)	(37)	(1)	(156)	(234)
Recoveries	19	954	76	25	40	1,114
Credit loss (benefit) expense(1)	44	1,058	(2,226)	5	139	(980)
Ending balance	$1,060	$15,775	$26,329	$4,105	$631	$47,900

For the Three Months Ended September 30, 2020
Beginning balance	$1,408	$18,709	$28,221	$6,074	$1,232	$55,644
Charge-offs	(746)	(983)	(275)	(83)	(101)	(2,188)
Recoveries	103	180	9	14	41	347
Credit loss (benefit) expense(1)	649	(1,267)	2,966	2,273	76	4,697
Ending balance	$1,414	$16,639	$30,921	$8,278	$1,248	$58,500
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss (benefit) expense of $(0.1) million and $0.3 million related to off-balance sheet credit exposures for the three months ended September 30, 2021 and September 30, 2020, respectively.

	For the Nine Months Ended September 30, 2021 and 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30, 2021
Beginning balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
Charge-offs	(170)	(885)	(453)	(107)	(462)	(2,077)
Recoveries	67	1,560	391	81	136	2,235
Credit loss (benefit) expense(1)	(183)	(589)	(6,249)	(751)	14	(7,758)
Ending balance	$1,060	$15,775	$26,329	$4,105	$631	$47,900

For the Nine Months Ended September 30, 2020
Beginning balance	$3,748	$8,394	$13,804	$2,685	$448	$29,079
Day 1 transition adjustment from adoption of ASC 326	(2,557)	2,728	1,300	2,050	463	3,984
Charge-offs	(939)	(2,356)	(1,787)	(186)	(520)	(5,788)
Recoveries	129	559	28	29	137	882
Credit loss expense	1,033	7,314	17,576	3,700	720	30,343
Ending balance	$1,414	$16,639	$30,921	$8,278	$1,248	$58,500
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss (benefit) expense of $(0.2) million and $1.1 million related to off-balance sheet credit exposures for the nine months ended September 30, 2021 and September 30, 2020, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of September 30, 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$1,366	$3,084	$24,650	$570	$8	$29,678
Collectively evaluated for impairment	104,990	924,174	1,674,708	467,566	67,528	3,238,966
Total	$106,356	$927,258	$1,699,358	$468,136	$67,536	$3,268,644
Allowance for credit losses:
Individually evaluated for impairment	$—	$708	$2,008	$230	$—	$2,946
Collectively evaluated for impairment	1,060	15,067	24,321	3,875	631	44,954
Total	$1,060	$15,775	$26,329	$4,105	$631	$47,900

	As of December 31, 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,088	$6,582	$28,235	$427	$8	$37,340
Collectively evaluated for impairment	114,304	1,048,906	1,704,126	498,679	78,868	3,444,883
Total	$116,392	$1,055,488	$1,732,361	$499,106	$78,876	$3,482,223
Allowance for credit losses:
Individually evaluated for impairment	$66	$799	$2,031	$179	$—	$3,075
Collectively evaluated for impairment	1,280	14,890	30,609	4,703	943	52,425
Total	$1,346	$15,689	$32,640	$4,882	$943	$55,500
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of September 30, 2021
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$934	$432	$—	$1,366	$—
Commercial and industrial	407	391	2,286	3,084	708
Commercial real estate:
Construction and development	595	—	—	595	—
Farmland	6,438	—	—	6,438	53
Multifamily	1,009	—	—	1,009	401
Commercial real estate-other	16,387	—	221	16,608	1,554
Residential real estate:
One- to four- family first liens	404	—	—	404	64
One- to four- family junior liens	166	—	—	166	166
Consumer	—	8	—	8	—
Total	$26,340	$831	$2,507	$29,678	$2,946

	As of December 31, 2020
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$516	$824	$748	$2,088	$66
Commercial and industrial	667	3,037	2,878	6,582	799
Commercial real estate:
Construction and development	899	—	—	899	—
Farmland	7,850	—	—	7,850	88
Multifamily	746	—	—	746	202
Commercial real estate-other	18,740	—	—	18,740	1,741
Residential real estate:
One- to four- family first liens	204	—	—	204	132
One- to four- family junior liens	223	—	—	223	47
Consumer	—	8	—	8	—
Total	$29,845	$3,869	$3,626	$37,340	$3,075

Troubled Debt Restructurings
TDRs totaled $19.8 million and $11.0 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, the Company had $8 thousand of commitments to lend additional funds to borrowers with loans classified as TDR.
The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	Three Months Ended September 30,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Commercial and industrial	—	$—	$—	1	$143	$143

CONCESSION - Extended maturity date
Commercial real estate-other	2	9,717	9,623	—	—	—
One- to four- family first liens	—	—	—	1	128	132

CONCESSION - Other
Agricultural	—	—	—	1	59	69
Farmland	—	—	—	1	150	161
Total	2	$9,717	$9,623	4	$480	$505

	Nine Months Ended September 30,
	2021			2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Commercial and industrial	—	$—	$—	1	$143	$143
Farmland	2	1,982	1,982	—	—	—
One- to four- family first liens	1	171	171	—	—	—

CONCESSION - Extended maturity date
Commercial real estate-other	2	9,717	9,623	3	759	808
One- to four- family first liens	2	178	178	3	274	278

CONCESSION - Other
Agricultural	—	—	—	2	267	278
Farmland	—	—	—	3	504	514
Commercial real estate-other	1	44	44	—	—	—
One- to four- family first liens	1	150	150	—	—	—
Total	9	$12,242	$12,148	12	$1,947	$2,021

Loans by class of financing receivable modified as TDRs that redefaulted within 12 months subsequent to restructure during the stated periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
One- to four- family first liens	—	—	2	$203	—	—	2	$203

CONCESSION - Other
Agricultural	—	—	1	59	—	—	1	59
Farmland	—	—	1	150	—	—	1	150
Total	—	$—	4	$412	—	$—	4	$412

Modifications in response to COVID-19:

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, as extended by the CAA, along with a joint interagency statement issued by the federal banking agencies, provide that short-term modifications made in response to COVID-19 do not need to be accounted for as a TDR. Accordingly, the Company does not account for such loan modifications as TDRs. The Company's loan modifications allow for the initial deferral of three months of principal and/or interest. The deferred interest is due and payable at the end of the deferral period, and the deferred principal is due and payable on the maturity date. At September 30, 2021, the outstanding balance of loans modified as a result of the COVID-19 pandemic totaled $4.5 million. The program is ongoing and additional loans continue to be granted deferrals.

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

The fair values of the Company's derivative instrument assets and liabilities are summarized as follows:

	As of September 30, 2021			As of December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$24,994	$381	$1,542	$25,559	$34	$2,452
Total	$24,994	$381	$1,542	$25,559	$34	$2,452

Not designated as hedging instruments:
Interest rate swaps	$351,227	$6,014	$6,023	$347,380	$10,758	$10,807
RPAs - protection sold	4,291	—	—	4,471	4	—
RPAs - protection purchased	9,680	—	2	9,825	—	8
Interest rate lock commitments	23,839	316	—	—	—	—
Interest rate forward loan sales contracts	24,217	—	107	—	—	—
Total	$413,254	$6,330	$6,132	$361,676	$10,762	$10,815

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

The table below presents the effect of cash flow hedge accounting on AOCI for three and nine months ended September 30, 2021 and 2020.

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2021	2020		2021	2020
Interest rate swaps	$—	$8	Interest Expense	$—	$(88)

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2021	2020		2021	2020
Interest rate swaps	$—	$(1,009)	Interest Expense	$—	$(145)

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2021		2020		2021		2020
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(110)	$—	$(102)	$—	$(329)	$—	$(229)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	(199)	—	(174)	—	(1,254)	—	1,814	—
Derivative designated as hedging instruments	157	—	180	—	910	—	(1,813)	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	—	—	(88)	—	—	—	(145)	—

As of September 30, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$26,177	$1,165

Derivatives Not Designated as Hedging Instruments
Interest Rate Swaps - The Company periodically enters into commercial loan interest rate swap agreements in order to provide commercial loan customers with the ability to convert from variable to fixed interest rates. These derivative contracts relate to transactions in which the Company enters into an interest rate swap with a customer, while simultaneously entering into an offsetting interest rate swap with an institutional counterparty.

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

Interest Rate Forward Loan Sales Contracts & Interest Rate Lock Commitments - The Company enters into forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. At September 30, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $23.8 million and forward sales commitments of $24.2 million, which are used to hedge both on-balance sheet and off-balance sheet exposures. At December 31, 2020, the Bank had $13.0 million of commitments to originate mortgage loans held for sale and no forward sales commitments.

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)		2021	2020	2021	2020
Interest rate swaps	Other income	$5	$(90)	$40	$33
RPAs	Other income	1	(3)	2	94
Interest rate lock commitments	Loan revenue	316	—	316	—
Interest rate forward loan sales contracts	Loan revenue	(107)	—	(107)	—
Total		$215	$(93)	$251	$127

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of September 30, 2021 and December 31, 2020, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of September 30, 2021
Asset Derivatives	$6,711	$—	$6,711	$—	$—	$6,711
Liability Derivatives	(7,674)	—	(7,674)	—	(4,630)	(3,044)

As of December 31, 2020
Asset Derivatives	$10,796	$—	$10,796	$—	$—	$10,796
Liability Derivatives	(13,267)	—	(13,267)	—	(13,267)	—

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
As of September 30, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $6.3 million. As of September 30, 2021, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted $4.6 million of collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2021, it could have been required to settle its obligations under the agreements at their termination value of $6.3 million.

5.    Goodwill and Intangible Assets
The carrying amount of goodwill was $62.5 million at September 30, 2021 and December 31, 2020.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of September 30, 2021			As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$41,745	$(29,649)	$12,096	$41,745	$(26,440)	$15,305
Customer relationship intangible	5,265	(3,451)	1,814	5,265	(2,630)	2,635
Other	2,700	(2,520)	180	2,700	(2,438)	262
	$49,710	$(35,620)	$14,090	$49,710	$(31,508)	$18,202

Indefinite-lived trade name intangible	$7,040			$7,040
The following table provides the estimated future amortization expense for the remaining three months ending December 31, 2021 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2021	$981	$241	$24	$1,246
2022	3,487	797	79	4,363
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
2025	1,526	19	2	1,547
Thereafter	1,089	—	—	1,089
Total	$12,096	$1,814	$180	$14,090
6.    Other Assets
The components of the Company's other assets as of September 30, 2021 and December 31, 2020 were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Bank-owned life insurance	$84,822	$83,483
Interest receivable	19,076	21,706
FHLB stock	10,319	13,784
Mortgage servicing rights	5,634	5,137
Operating lease right-of-use assets, net	3,093	3,613
Federal and state income taxes, current	1,433	—
Federal and state income taxes, deferred	9,298	3,845
Derivative assets	6,711	10,796
Other receivables/assets	12,007	11,129
	$152,393	$153,493

7.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Noninterest bearing deposits	$999,887	$910,655
Interest checking deposits	1,464,389	1,351,641
Money market deposits	989,095	918,654
Savings deposits	616,924	529,751
Time deposits under $250	522,907	581,471
Time deposits of $250 or more	364,579	254,877
Total deposits	$4,957,781	$4,547,049

The Company had $5.6 million and $7.8 million in reciprocal time deposits through the CDARS program as of September 30, 2021 and December 31, 2020, respectively. Included in interest-bearing checking and money market deposits at September 30, 2021 and December 31, 2020 were $52.6 million and $14.8 million, respectively, of reciprocal deposits in the ICS program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of September 30, 2021 and December 31, 2020, the Company had public entity deposits that were collateralized by investment securities of $265.9 million and $156.7 million, respectively.

8.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	September 30, 2021		December 31, 2020
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.25%	$187,508	0.28%	$174,289
Federal Home Loan Bank advances	—	—	0.29	56,500
Total	0.25%	$187,508	0.28%	$230,789

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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $170.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either September 30, 2021 or December 31, 2020.
Other - At September 30, 2021 and December 31, 2020, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $62.7 million as of September 30, 2021 and $67.7 million as of December 31, 2020. As of September 30, 2021 and December 31, 2020, the Bank had municipal securities with a market value of $67.8 million and $72.0 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. Prior to September 30, 2021, interest on the outstanding balance was payable at a rate of one-month LIBOR plus 1.75%. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. On October 22, 2021, the credit agreement was amended such that, commencing September 30, 2021, interest is payable on the $25.0 million revolving commitment at an annual rate equal to the monthly reset term SOFR rate plus 1.70%. There were no changes to the fees paid on the average daily unused revolving commitment as part of the amendment. The amended credit agreement matures on September 30, 2022. The Company had no balance outstanding under this revolving credit facility as of both September 30, 2021 and December 31, 2020.

9.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
September 30, 2021
ATBancorp Statutory Trust I	$7,732	$6,879	Three-month LIBOR + 1.68%	1.80%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,893	Three-month LIBOR + 1.65%	1.77%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,792	Three-month LIBOR + 2.15%	2.28%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,868	Three-month LIBOR + 3.50%	3.62%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.71%	12/15/2037	12/15/2012
Total	$44,847	$41,896

December 31, 2020
ATBancorp Statutory Trust I	$7,732	$6,850	Three-month LIBOR + 1.68%	1.90%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,850	Three-month LIBOR + 1.65%	1.87%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,767	Three-month LIBOR + 2.15%	2.39%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,832	Three-month LIBOR + 3.50%	3.72%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.81%	12/15/2037	12/15/2012
Total	$44,847	$41,763

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

On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At September 30, 2021, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.

Other Long-Term Debt
Long-term borrowings were as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$989	8.89%	$1,096
FHLB borrowings	2.76	48,132	1.92	91,198
Total	2.88%	$49,121	2.00%	$92,294

As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 3. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. At September 30, 2021, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 2. Debt Securities of the notes to the consolidated financial statements.
As of September 30, 2021, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2021	—%	$—
Due in 2022	2.68%	31,000
Due in 2023	2.79%	11,000
Due in 2024	3.15%	6,000
Total		48,000
Valuation adjustment from acquisition accounting		132
Total		$48,132

10.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2021	2020	2021	2020
Basic Earnings (Loss) Per Share:
Net income (loss)	$16,311	$(19,824)	$55,230	$(10,087)
Weighted average shares outstanding	15,840,769	16,099,324	15,938,889	16,111,591
Basic earnings (loss) per common share	$1.03	$(1.23)	$3.47	$(0.63)

Diluted Earnings (Loss) Per Share:
Net income (loss)	$16,311	$(19,824)	$55,230	$(10,087)
Weighted average shares outstanding, including all dilutive potential shares	15,863,247	16,099,324	15,963,229	16,111,591
Diluted earnings (loss) per common share	$1.03	$(1.23)	$3.46	$(0.63)

The weighted average shares that have an antidilutive effect in the calculation of diluted earnings per common share and have been excluded from the computation above were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dilutive shares(1)	—	7,132	—	6,820
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
As of September 30, 2021 and December 31, 2020, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these periods was zero dollars.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of September 30, 2021 and December 31, 2020, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2021
Consolidated:
Total capital/risk weighted assets	$603,666	13.58%	$466,739	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	497,955	11.20	377,837	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	456,059	10.26	311,160	7.00	N/A	N/A
Tier 1 leverage capital/average assets	497,955	8.70	229,025	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$579,124	13.05%	$465,857	10.50%	$443,674	10.00%
Tier 1 capital/risk weighted assets	538,413	12.14	377,123	8.50	354,939	8.00
Common equity tier 1 capital/risk weighted assets	538,413	12.14	310,572	7.00	288,388	6.50
Tier 1 leverage capital/average assets	538,413	9.41	228,764	4.00	285,955	5.00

At December 31, 2020
Consolidated:
Total capital/risk weighted assets	$572,437	13.41%	$448,068	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	456,526	10.70	362,722	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	414,763	9.72	298,712	7.00	N/A	N/A
Tier 1 leverage capital/average assets	456,526	8.50	214,795	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$547,558	12.89%	$446,113	10.50%	$424,870	10.00%
Tier 1 capital/risk weighted assets	500,981	11.79	361,139	8.50	339,896	8.00
Common equity tier 1 capital/risk weighted assets	500,981	11.79	297,409	7.00	276,165	6.50
Tier 1 leverage capital/average assets	500,981	9.35	214,251	4.00	271,992	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank's commitments as of the dates indicated:

	September 30, 2021	December 31, 2020
(in thousands)
Commitments to extend credit	$950,157	$897,274
Commitments to sell loans	58,679	59,956
Standby letters of credit	19,551	34,212
Total	$1,028,387	$991,442
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At September 30, 2021, the liability for off-balance-sheet credit losses totaled $3.9 million, whereas the total amount of the liability as of December 31, 2020 was $4.1 million. The total amount recorded in credit loss (benefit) expense for the nine months ended September 30, 2021 was a benefit of $0.2 million, while credit loss expense of $1.1 million was recorded for the nine months ended September 30, 2020.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 62% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 18% and 13%, respectively, as of September 30, 2021.

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

For additional information regarding the valuation methodologies used to measure the Company's assets recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value, see Note 1. Nature of Business and Significant Accounting Policies and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements in the Company's 2020 Annual Report on Form 10-K, filed with the SEC on March 11, 2021.
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily available for sale debt securities, derivatives and mortgage servicing rights. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period, and such measurements are therefore considered

"nonrecurring" for purposes of disclosing the Company's fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for collateral dependent individually analyzed loans and other real estate owned.
Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$288	$—	$288	$—
State and political subdivisions	701,281	—	701,281	—
Mortgage-backed securities	109,231	—	109,231	—
Collateralized mortgage obligations	853,833	—	853,833	—
Corporate debt securities	472,269	—	472,269	—
Derivative assets	6,711	—	6,395	316
Mortgage servicing rights	5,634	—	5,634	—

Liabilities:
Derivative liabilities	$7,674	$—	$7,674	$—

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$361	$—	$361	$—
State and political subdivisions	628,346	—	628,346	—
Mortgage-backed securities	94,018	—	94,018	—
Collateralized mortgage obligations	565,836	—	565,836	—
Corporate debt securities	368,820	—	368,820	—
Derivative assets	10,796	—	10,796	—
Mortgage servicing rights	5,137	—	5,137	—

Liabilities:
Derivative liabilities	$13,267	$—	$13,267	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three and nine months ended September 30, 2021 or the year ended December 31, 2020.
Changes in the fair value of available for sale debt securities are included in other comprehensive income.
The fair values of the interest rate lock commitments and interest rate forward loan sales contracts are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitment valuation; as such, the interest rate lock commitment derivatives are classified as Level 3.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	September 30, 2021	December 31, 2020	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$316	$—	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	88%	-	100%	88%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at September 30, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$16,340	$—	$—	$16,340
Foreclosed assets, net	454	—	—	454

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$34,265	$—	$—	$34,265
Foreclosed assets, net	2,316	—	—	2,316

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	September 30, 2021	December 31, 2020	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$16,340	$34,265	Fair value of collateral	Valuation adjustments	7%	-	55%	25%
Foreclosed assets, net	$454	$2,316	Fair value of collateral	Valuation adjustments	8%	-	66%	24%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$138,514	$138,514	$138,514	$—	$—
Debt securities available for sale	2,136,902	2,136,902	—	2,136,902	—
Loans held for sale	58,679	58,786	—	58,786	—
Loans held for investment, net	3,220,744	3,238,812	—	—	3,238,812
Interest receivable	19,076	19,076	—	19,076	—
FHLB stock	10,319	10,319	—	10,319	—
Derivative assets	6,711	6,711	—	6,395	316
Financial liabilities:
Noninterest bearing deposits	999,887	999,887	999,887	—	—
Interest bearing deposits	3,957,894	3,956,787	3,070,408	886,379	—
Short-term borrowings	187,508	187,508	187,508	—	—
Finance leases payable	989	989	—	989	—
FHLB borrowings	48,132	49,369	—	49,369	—
Junior subordinated notes issued to capital trusts	41,896	35,382	—	35,382	—
Subordinated debentures	63,843	68,411	—	68,411	—
Derivative liabilities	7,674	7,674	—	7,674	—

	December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,659	$82,659	$82,659	$—	$—
Debt securities available for sale	1,657,381	1,657,381	—	1,657,381	—
Loans held for sale	59,956	60,039	—	60,039	—
Loans held for investment, net	3,426,723	3,469,515	—	—	3,469,515
Interest receivable	21,706	21,706	—	21,706	—
FHLB stock	13,784	13,784	—	13,784	—
Derivative assets	10,796	10,796	—	10,796	—
Financial liabilities:
Noninterest bearing deposits	910,655	910,655	910,655	—	—
Interest bearing deposits	3,636,394	3,640,365	2,800,046	840,319
Short-term borrowings	230,789	230,789	230,789	—	—
Finance leases payable	1,096	1,096	—	1,096	—
FHLB borrowings	91,198	93,380	—	93,380
Junior subordinated notes issued to capital trusts	41,763	33,986	—	33,986
Subordinated debentures	74,634	77,228	—	77,228
Derivative liabilities	13,267	13,267	—	13,267	—

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

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 30, 2021	December 31, 2020
Lease Right-of-Use Assets
Operating lease right-of-use assets	Other assets	$3,093	$3,613
Finance lease right-of-use asset	Premises and equipment, net	470	542
Total right-of-use assets		$3,563	$4,155

Lease Liabilities
Operating lease liability	Other liabilities	$4,038	$4,583
Finance lease liability	Long-term debt	989	1,096
Total lease liabilities		$5,027	$5,679

Weighted-average remaining lease term
Operating leases		8.95 years	8.82 years
Finance lease		4.92 years	5.67 years

Weighted-average discount rate
Operating leases		4.05%	3.92%
Finance lease		8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Lease Costs
Operating lease cost	$301	$209	$894	$937
Variable lease cost	(3)	42	89	189
Interest on lease liabilities(1)	23	25	69	78
Amortization of right-of-use assets	24	24	72	72
Net lease cost	$345	$300	$1,124	$1,276

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$553	$443	$1,655	$1,598
Operating cash flows from finance lease	23	25	69	78
Finance cash flows from finance lease	37	32	107	94

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	232	39	232	132
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining three months ending December 31, 2021 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2021	$59	$295
December 31, 2022	240	1,060
December 31, 2023	245	947
December 31, 2024	250	717
December 31, 2025	255	247
Thereafter	171	1,973
Total undiscounted lease payment	$1,220	$5,239
Amounts representing interest	(231)	(1,201)
Lease liability	$989	$4,038

15.    Subsequent Events
The Company has evaluated events that have occurred subsequent to September 30, 2021 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On October 19, 2021, the board of directors of the Company declared a cash dividend of $0.2250 per share payable on December 15, 2021 to shareholders of record as of the close of business on December 1, 2021.
On October 22, 2021, the Company entered into an amended credit agreement with a correspondent bank, effective September 30, 2021, that provides a revolving commitment of up to $25.0 million. Interest is payable on the $25.0 million revolving commitment at an annual rate equal to the monthly reset term SOFR rate plus 1.70%, with a maturity date of September 30, 2022. The Company had no balance outstanding under the terms of the credit agreement as of September 30, 2021.

On November 1, 2021, the Company and Iowa First Bancshares Corp. (IOFB), the holding company for First National Bank in Fairfield (FNBF) and First National Bank of Muscatine (FNBM), jointly announced the signing of a definitive merger agreement pursuant to which the Company will acquire IOFB, FNBM, and FNBF. Under terms of the definitive merger agreement, the aggregate consideration to be paid by MidWestOne for IOFB will consist of cash consideration of $47.6 million, subject to adjustment. The acquisition is expected to close during the first quarter of 2022 and is subject to approval by IOFB’s shareholders and regulatory agencies, as well as other customary closing conditions.
Pursuant to the Company’s share repurchase program approved on June 22, 2021, the Company has purchased 37,700 shares of common stock subsequent to September 30, 2021 and through November 2, 2021 for a total cost of $1.2 million inclusive of transaction costs, leaving $6.4 million remaining available under the program.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•the effects of the COVID-19 pandemic, including its effects on the economic environment, our customers and our operations, including due to supply chain disruptions, as well as any changes to federal, state, or local government laws, regulations, or orders in connection with the pandemic;
•government intervention in the U.S. financial system in response to the COVID-19 pandemic, including the effects of recent legislative, tax, accounting and regulatory actions and reforms;
•the impact of the COVID-19 pandemic on our financial results, including possible lost revenue and increased expenses (including the cost of capital), as well as possible goodwill impairment charges;
•the risks of mergers (including with Iowa First Bancshares Corp.), including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 11, 2021. Results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be attained for any other period.
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
Loan Payment Deferral Program Update: The federal government has taken several actions designed to cushion the economic impact as a result of COVID-19 and related restrictions. The CARES Act and guidance from the FRB and the FDIC allow financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic and that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not to be considered TDRs. This includes short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
As of September 30, 2021, the outstanding balance of loans modified as a result of the COVID-19 pandemic was $4.5 million, as compared to $44.1 million as of December 31, 2020.
PPP Loans: The Bank was a participating lender in the PPP. The PPP loans have a two-year or five-year term and earn interest at 1%. Loans funded through the PPP are fully guaranteed by the U.S. government if certain criteria are met. The Company believes that the majority of these loans will be forgiven by the SBA in accordance with the terms of the program. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.

The following table presents PPP loan measures as of the dates indicated:

	September 30, 2021						December 31, 2020
	Round 1		Round 2		Total		Round 1		Round 2		Total
(Dollars in millions)	#	$	#	$	#	$	#	$	#	$	#	$
Total PPP Loans Funded	2,681	$348.5	2,175	$149.3	4,856	$497.8	2,681	$348.5	—	$—	2,681	$348.5
PPP Loan Forgiveness	2,478	323.7	1,514	72.9	3,992	396.6	253	70.1	—	—	253	70.1
Outstanding PPP Loans(1)	184	16.3	661	73.1	845	89.4	2,410	259.3	—	—	2,410	259.3

Unearned Income	$0.1		$2.8		$2.9		$5.3		$—		$5.3

(1) Outstanding loans are presented net of unearned income.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2021 and September 30, 2020
Summary
Overall: Our consolidated net income for the three months ended September 30, 2021 was $16.3 million, an increase of $36.1 million, from the net loss of $19.8 million for the three months ended September 30, 2020. The increase in net income was due primarily to a goodwill impairment charge of $31.5 million that was recorded in the third quarter of 2020, which did not recur in the three months ended September 30, 2021. In addition, the increase in net income for the three months ended September 30, 2021 was due in part to a decline in credit loss expense of $6.1 million, or 121.6%, coupled with a $2.5 million, or 6.7%, increase in net interest income. Partially offsetting the identified increases to core earnings was a $2.2 million, or 98.6%, increase in income tax expense, a $1.3 million, or 4.7%, increase in noninterest expense when excluding the impact of the goodwill impairment, and a $0.4 million, or 4.1%, decrease in noninterest income.
Credit Loss (Benefit) Expense: The credit loss benefit of $1.1 million recorded in the third quarter of 2021 reflected overall improvements in forecasted economic conditions and stabilization of the credit risk profile. In addition, during the third quarter of 2021, net loan recoveries were $0.9 million, as compared to net loan charge-offs of $1.8 million in the third quarter of 2020. The Company recorded credit loss expense of $5.0 million in the third quarter of 2020 primarily due to the impact of economic uncertainty stemming from the COVID-19 pandemic on forecasted economic conditions.
Noninterest Income: Noninterest income decreased $0.4 million primarily due to a decline in mortgage origination fee income of $1.3 million, partially offset by an increase of $0.6 million in investment services and trust activities revenue driven by positive improvements in the financial markets and increased assets under administration and a $0.2 million increase in card revenue, which reflected an increase in transaction volumes in the third quarter of 2021 when compared to the third quarter of 2020.
Noninterest Expense: The $30.2 million decline in noninterest expense was primarily due to a $31.5 million goodwill impairment charge recorded in the third quarter of 2020 that did not recur in the third quarter of 2021. Excluding the goodwill impairment, noninterest expense increased $1.3 million in the third quarter of 2021 as compared to the third quarter of 2020, largely due to increases of $0.9 million, $0.3 million, and $0.3 million of compensation and employee benefits, occupancy expense of premises, net, and 'Other' noninterest expense, respectively. The increase in compensation and employee benefits was primarily due to an increase of $0.7 million of incentive and commission expense. Occupancy expense of premises, net increased $0.3 million, primarily as a result of the disposal and writedown of fixed assets, while 'Other' noninterest expense increased primarily as a result of $0.7 million of expenses incurred for the settlement of litigation claims. Partially offsetting the identified increases in noninterest expense was a decline of $0.4 million in the amortization of intangibles, which reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets.

Financial Performance: Both basic and diluted earnings per common share for the three months ended September 30, 2021 were $1.03 as compared with both basic and diluted loss per common share of $1.23 for the three months ended September 30, 2020. Our annualized return on average shareholders' equity was 12.00% for the three months ended September 30, 2021 compared with (14.88)% for the three months ended September 30, 2020.
Selected financial performance and capital ratios for the Company are presented in the table below as of or for the quarters ended September 30, 2021 and 2020.

	As of or for the Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2021	2020
Net Income	$16,311	$(19,824)
Return on Average Assets	1.11%	(1.48)%
Return on Average Equity	12.00	(14.88)
Return on Average Tangible Equity(1)	15.06	12.56
Efficiency Ratio(1)	56.34	55.37
Dividend Payout Ratio	21.84	nm(2)
Common Equity Ratio	9.03	9.36
Tangible Common Equity Ratio(1)	7.71	7.82
Book Value per Share	$33.71	$31.00
Tangible Book Value per Share(1)	28.40	25.45
(1) A non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalents.
(2) Ratio has been determined to be not meaningful ("nm") for this period.

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated.

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$3,356,680	$36,622	4.33%	$3,576,642	$38,727	4.31%
Taxable investment securities	1,628,605	6,655	1.62	864,864	4,574	2.10
Tax-exempt investment securities (2)(4)	459,717	3,043	2.63	405,517	2,968	2.91
Total securities held for investment (2)	2,088,322	9,698	1.84	1,270,381	7,542	2.36
Other	44,915	21	0.19	88,152	29	0.13
Total interest earning assets (2)	$5,489,917	$46,341	3.35%	$4,935,175	$46,298	3.73%
Other assets	321,311			376,211
Total assets	$5,811,228			$5,311,386

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,434,560	$1,056	0.29%	$1,174,033	$1,049	0.36%
Money market deposits	955,174	506	0.21	847,059	622	0.29
Savings deposits	606,449	316	0.21	473,000	351	0.30
Time deposits	890,866	1,272	0.57	931,655	3,274	1.40
Total interest bearing deposits	3,887,049	3,150	0.32	3,425,747	5,296	0.62
Short-term borrowings	182,484	132	0.29	165,840	175	0.42
Long-term debt	163,817	1,597	3.87	231,406	1,874	3.22
Total borrowed funds	346,301	1,729	1.98	397,246	2,049	2.05
Total interest bearing liabilities	$4,233,350	$4,879	0.46%	$3,822,993	$7,345	0.76%

Noninterest bearing deposits	995,786			891,425
Other liabilities	43,040			67,111
Shareholders’ equity	539,052			529,857
Total liabilities and shareholders’ equity	$5,811,228			$5,311,386
Net interest income (2)		$41,462			$38,953
Net interest spread(2)			2.89%			2.97%
Net interest margin(2)			3.00%			3.14%

Total deposits(5)	$4,882,835	$3,150	0.26%	$4,317,172	$5,296	0.49%
Cost of funds(6)			0.37%			0.62%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $3.5 million and $1.1 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Loan purchase discount accretion was $774 thousand and $1.9 million for the three months ended September 30, 2021 and September 30, 2020, respectively. Tax equivalent adjustments were $507 thousand and $536 thousand for the three months ended September 30, 2021 and September 30, 2020, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $615 thousand and $608 thousand for the three months ended September 30, 2021 and September 30, 2020, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended September 30,
	2021 Compared to 2020 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(2,292)	$187	$(2,105)
Taxable investment securities	3,315	(1,234)	2,081
Tax-exempt investment securities (1)	376	(301)	75
Total securities held for investment (1)	3,691	(1,535)	2,156
Other	(18)	10	(8)
Change in interest income (1)	1,381	(1,338)	43
Increase (decrease) in interest expense:
Interest checking deposits	224	(217)	7
Money market deposits	71	(187)	(116)
Savings deposits	87	(122)	(35)
Time deposits	(138)	(1,864)	(2,002)
Total interest-bearing deposits	244	(2,390)	(2,146)
Short-term borrowings	16	(59)	(43)
Long-term debt	(612)	335	(277)
Total borrowed funds	(596)	276	(320)
Change in interest expense	(352)	(2,114)	(2,466)
Change in net interest income	$1,733	$776	$2,509
Percentage (decrease) in net interest income over prior period			6.4%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the third quarter of 2021 was $41.5 million, an increase of $2.5 million, or 6.4%, as compared to $39.0 million for the third quarter of 2020. The increase in tax equivalent net interest income in the third quarter of 2021 as compared to the third quarter of 2020 was due primarily to an increase of $2.2 million, or 28.6%, in interest income earned from investment securities and a decline of $2.5 million, or 33.6%, in interest expense, partially offset by a decline of $2.1 million, or 5.4%, in loan interest income. The increase in interest income earned from investment securities reflected the larger volume of securities held for investment from the Company's investment of net deposit inflows, partially offset by a decrease in yield. The decline in interest expense was primarily due to a decline in interest expense on interest-bearing deposits of $2.1 million, or 40.5%, to $3.2 million as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits. Loan purchase discount accretion added $0.8 million to net interest income in the third quarter of 2021 compared to $1.9 million in the third quarter of 2020. Net fee accretion for PPP loans for the third quarter of 2021 was $3.6 million, compared to $1.3 million in the third quarter of 2020.
The tax equivalent net interest margin for the third quarter of 2021 was 3.00%, or 14 basis points lower than the tax equivalent net interest margin of 3.14% for the third quarter of 2020. The tax equivalent yield on investment securities decreased by 52 basis points, while tax equivalent yield on loans increased 2 basis points. Combined, the resulting yield on interest-earning assets for the third quarter of 2021 was 38 basis points lower than the third quarter of 2020, which primarily reflected the shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans. The cost of interest-bearing deposits decreased 30 basis points, while the average cost of borrowings was 7 basis point lower for the third quarter of 2021, compared to the third quarter of 2020.
Credit Loss (Benefit) Expense
We recorded a credit loss benefit during the third quarter of 2021 of $1.1 million, as compared to credit loss expense of $5.0 million for the third quarter of 2020, a decrease of $6.1 million, or 121.6%. In the third quarter of 2020, the Company recorded a credit loss expense primarily due to the impact of economic uncertainty stemming from the COVID-19 pandemic on forecasted economic conditions. The decline in credit loss expense in the third quarter of 2021 reflected overall improvements in forecasted economic conditions and stabilization of the credit risk profile, coupled with net loan recoveries of $0.9 million in the third quarter of 2021 as compared to net loan charge-offs of $1.8 million in the third quarter of 2020. Specifically, the economic forecast utilized by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Investment services and trust activities	$2,915	$2,361	$554	23.5%
Service charges and fees	1,613	1,491	122	8.2
Card revenue	1,820	1,600	220	13.8
Loan revenue	1,935	3,252	(1,317)	(40.5)
Bank-owned life insurance	532	530	2	0.4
Investment securities gains, net	36	106	(70)	(66.0)
Other	331	230	101	43.9
Total noninterest income	$9,182	$9,570	$(388)	(4.1)%
Total noninterest income for the third quarter of 2021 decreased $0.4 million, or 4.1%, to $9.2 million from $9.6 million in the third quarter of 2020. The decline in noninterest income was primarily due to a decline in loan revenue of $1.3 million, partially offset by a cumulative increase of $1.0 million in all other sources of noninterest income, excluding investment securities gains, net. The decline in loan revenue was primarily due to a $1.3 million decrease in mortgage origination fee income. Partially offsetting the decline of noninterest income were increases of $0.6 million and $0.2 million in investment services and trust activities revenue and card revenue, respectively. The increase in investment services and trust activities revenue was driven by positive improvements in the financial markets and increased assets under administration, while the increase in card revenue reflected an increase in transaction volumes in third quarter of 2021 when compared to the third quarter of 2020.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Compensation and employee benefits	$17,350	$16,460	$890	5.4%
Occupancy expense of premises, net	2,547	2,278	269	11.8
Equipment	1,973	1,935	38	2.0
Legal and professional	1,272	1,184	88	7.4
Data processing	1,406	1,308	98	7.5
Marketing	1,022	857	165	19.3
Amortization of intangibles	1,264	1,631	(367)	(22.5)
FDIC insurance	435	470	(35)	(7.4)
Communications	275	428	(153)	(35.7)
Foreclosed assets, net	43	13	30	230.8
Other	2,191	1,875	316	16.9
Total core noninterest expense	$29,778	$28,439	$1,339	4.7%
Goodwill impairment	—	31,500	(31,500)	100.0
Total noninterest expense	$29,778	$59,939	$(30,161)	(50.3)%
Noninterest expense for the third quarter of 2021 was $29.8 million, a decrease of $30.2 million, or 50.3%, from $59.9 million for the third quarter of 2020, primarily due to a $31.5 million goodwill impairment charge recorded in the third quarter of 2020 that did not recur in the third quarter of 2021. Excluding the goodwill impairment, noninterest expense increased $1.3 million, or 4.7%, in the third quarter of 2021 as compared to the third quarter of 2020, largely due to increases of $0.9 million, $0.3 million, and $0.3 million of compensation and employee benefits, occupancy expense of premises, net, and 'Other' noninterest expense, respectively. The increase in compensation and employee benefits was primarily due to an increase of $0.7 million of incentive and commission expense. The increase in occupancy expense of premises, net was mostly due to the disposal and writedown of fixed assets totaling $0.3 million, while the increase in 'Other' noninterest expense was primarily due to $0.7 million of expenses incurred for the settlement of litigation claims. Partially offsetting the identified increases in noninterest expense was a decline of $0.4 million in the amortization of intangibles, which reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets and a $0.5 million reduction in tax credit partnership investment amortization, which is recorded in 'Other' noninterest expense.

Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 21.7% for the three months ended September 30, 2021, as compared to an effective tax rate of (12.9)% for the three months ended September 30, 2020. The effective tax rate for the full year 2021 is expected to be in the range of 20-22%.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and September 30, 2020
Summary
Overall: Our consolidated net income for the nine months ended September 30, 2021 was $55.2 million, an increase of $65.3 million from net loss of $10.1 million for the nine months ended September 30, 2020. The increase in net income was due primarily to a decrease of $39.4 million in credit loss expense, coupled with a decrease of $31.8 million, or 27.0%, in noninterest expense primarily driven by the $31.5 million goodwill impairment charge that was recorded in the third quarter of 2020. Partially offsetting the identified increases to net income was an increase in income tax expense of $12.6 million.
Credit Loss (Benefit) Expense: The credit loss benefit of $8.0 million recorded in the first nine months of 2021 reflected overall improvements in forecasted economic conditions and stabilization of the credit risk profile. In addition, during the first nine months of 2021, net loan recoveries were $0.2 million, as compared to net loan charge-offs of $4.9 million during the first nine months of 2020. The Company recorded credit loss expense of $31.4 million in the first nine months of 2020 primarily due to the impact of economic uncertainty stemming from the COVID-19 pandemic on forecasted economic conditions.
Noninterest Income: The increase in noninterest income was primarily due to increased loan revenue of $3.5 million, which reflected a $1.3 million increase in mortgage origination fee income, as well as an increase of $2.2 million stemming from the fair value of our mortgage servicing rights. Also contributing to the increase in noninterest income were increases of $1.4 million and $1.1 million of revenue from investment services and trust activities and card revenue, respectively. Partially offsetting the identified increases in noninterest income was a decrease in other noninterest income of $2.7 million, which was primarily due to a decline in income from our commercial loan back-to-back swap program.
Noninterest Expense: The decline in noninterest expense of $31.8 million was due primarily to a $31.5 million goodwill impairment charge recorded in the third quarter of 2020 that did not recur in 2021. Excluding the goodwill impairment, noninterest expense declined $0.3 million, largely as a result of decreases of $1.3 million, $1.0 million, and $0.7 million in the amortization of intangibles, 'Other' noninterest expense, and legal and professional noninterest expenses, respectively. The decline in the amortization of intangibles reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets. The decline in 'Other' noninterest expense was principally due to a $1.3 million reduction in tax credit partnership investment amortization, while the decline in legal and professional expenses reflected a decline in loan legal expenses and a decline in non-recurring audit fees. Partially offsetting the identified decreases in noninterest expense was an increase of $2.9 million in compensation and employee benefits expense that stemmed primarily from increased incentive and commission expense, normal annual increases in compensation, increased share-based compensation expense, and a decline in deferred compensation and employee benefits stemming from loan origination costs.
Financial Performance: Basic earnings per common share were $3.47, while diluted earnings per common share were $3.46 for the nine months ended September 30, 2021. In comparison, basic and diluted loss per common share was $0.63 for the nine months ended September 30, 2020. Our annualized return on average shareholders' equity was 14.03% for the nine months ended September 30, 2021 compared with (2.60)% for the nine months ended September 30, 2020.

Selected financial performance and capital ratios for the Company are presented in the table below as of or for the nine months ended September 30, 2021 and 2020.

	As of and for the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2021	2020
Net Income	$55,230	$(10,087)
Return on Average Assets	1.29%	(0.27)%
Return on Average Equity	14.03	(2.60)
Return on Average Tangible Equity(1)	17.69	8.58
Efficiency Ratio (1)	53.95	55.95
Dividend Payout Ratio	19.45	nm(2)
Common Equity Ratio	9.03	9.36
Tangible Common Equity Ratio(1)	7.71	7.82
Book Value per Share	$33.71	$31.00
Tangible Book Value per Share(1)	28.40	25.45
(1) A non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalents.
(2) Ratio has been determined to be not meaningful ("nm") for this period.

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated.

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,394,066	$108,950	4.29%	$3,548,968	$121,957	4.59%
Taxable investment securities	1,501,252	18,231	1.62	721,266	12,937	2.40
Tax-exempt investment securities (2)(4)	466,209	9,442	2.71	305,514	7,215	3.15
Total securities held for investment (2)	1,967,461	27,673	1.88	1,026,780	20,152	2.62
Other	43,250	54	0.17	70,983	233	0.44
Total interest-earning assets (2)	$5,404,777	$136,677	3.38%	$4,646,731	$142,342	4.09%
Other assets	324,045			380,961
Total assets	$5,728,822			$5,027,692

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,418,339	$3,142	0.30%	$1,052,816	$3,477	0.44%
Money market deposits	936,932	1,486	0.21	814,669	3,152	0.52
Savings deposits	585,334	926	0.21	435,612	1,107	0.34
Time deposits	875,027	4,613	0.70	973,044	11,918	1.64
Total interest-bearing deposits	3,815,632	10,167	0.36	3,276,141	19,654	0.80
Short-term borrowings	192,083	421	0.29	149,041	772	0.69
Long-term debt	186,323	5,160	3.70	219,455	4,964	3.02
Total borrowed funds	378,406	5,581	1.97	368,496	5,736	2.08
Total interest-bearing liabilities	$4,194,038	$15,748	0.50%	$3,644,637	$25,390	0.93%

Noninterest bearing deposits	962,852			805,641
Other liabilities	45,671			58,618
Shareholders' equity	526,261			518,796
Total liabilities and shareholders' equity	$5,728,822			$5,027,692
Net interest income (2)		$120,929			$116,952
Net interest spread(2)			2.88%			3.16%
Net interest margin (2)			2.99%			3.36%

Total deposits(5)	$4,778,484	$10,167	0.28%	$4,081,782	$19,654	0.64%
Cost of funds(6)			0.41%			0.76%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $9.3 million and $1.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Loan purchase discount accretion was $2.7 million and $7.6 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Tax equivalent adjustments were $1.6 million and $1.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.9 million and $1.5 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The federal statutory tax rate utilized was 21%.

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

	Nine Months Ended September 30,
	2021 Compared to 2020 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(5,208)	$(7,799)	$(13,007)
Taxable investment securities	10,542	(5,248)	5,294
Tax-exempt investment securities(1)	3,348	(1,121)	2,227
Total securities held for investment(1)	13,890	(6,369)	7,521
Other	(70)	(109)	(179)
Change in interest income (1)	8,612	(14,277)	(5,665)
Increase (decrease) in interest expense:
Interest checking deposits	975	(1,310)	(335)
Money market deposits	425	(2,091)	(1,666)
Savings deposits	316	(497)	(181)
Time deposits	(1,092)	(6,213)	(7,305)
Total interest-bearing deposits	624	(10,111)	(9,487)
Short-term borrowings	180	(531)	(351)
Long-term debt	(817)	1,013	196
Total borrowed funds	(637)	482	(155)
Change in interest expense	(13)	(9,629)	(9,642)
Change in net interest income	$8,625	$(4,648)	$3,977
Percentage (decrease) increase in net interest income over prior period			3.4%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the nine months ended September 30, 2021 was $120.9 million, an increase of $4.0 million, or 3.4%, as compared to $117.0 million for the nine months ended September 30, 2020. The increase in tax equivalent net interest income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was due primarily to a decline in interest expenses of $9.6 million, or 38.0%, and an increase of $7.5 million, or 37.3%, in interest income earned from investment securities. The decline in interest expense was primarily due to a decline in interest expense on interest-bearing deposits of $9.5 million, or 48.3%, to $10.2 million as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits. The increase in interest income earned from investment securities reflected the larger volume of securities held for investment from the Company's investment of net deposit inflows, partially offset by a decrease in yield. Partially offsetting the contributing factors to the increase in net interest income identified above was a decline of $13.0 million in loan interest income due to lower loan purchase discount accretion, which decreased $4.9 million, reduced loan demand and line utilization, coupled with the origination of new loans and repricing of variable rate loans at lower rates. The identified decline in interest income from loans was partially offset by a net increase in loan fees of $7.5 million, which was primarily due to PPP fee accretion.

The tax equivalent net interest margin for the nine months ended September 30, 2021 was 2.99%, or 37 basis points lower than the tax equivalent net interest margin of 3.36% for the nine months ended September 30, 2020. The tax equivalent yield on investment securities decreased by 74 basis points, while the yield on loans decreased 30 basis points. Combined, the resulting yield on interest-earning assets for the nine months ended September 30, 2021 was 71 basis points lower than the nine months ended September 30, 2020, and reflected a shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans, as well as the origination and re-pricing of loans at generally lower coupon rates compared to existing portfolio coupon rates. The cost of interest-bearing deposits decreased 44 basis points, while the average cost of borrowings was lower by 11 basis points for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Our lower deposit costs in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 were a result of lower market interest rates as a result of the continuation of the target federal funds interest rate of 0.0% - 0.25% in response to the COVID-19 pandemic, as well as the origination and re-pricing of time deposits at lower rates than the existing portfolio.
Credit Loss (Benefit) Expense
We recorded a credit loss benefit of $8.0 million in the first nine months of 2021, as compared to credit loss expense of $31.4 million for the first nine months of 2020, a decrease of $39.4 million, or 125.4%. The Company recorded credit loss expense in the first, second, and third quarters of 2020 primarily due to the impact of economic uncertainty stemming from the COVID-19 pandemic on forecasted economic conditions. The credit loss benefit recorded in the first nine months of 2021 reflected overall improvements in forecasted economic conditions and stabilization of the credit risk profile, coupled with net loan recoveries of $0.2 million in the first nine months of 2021, as compared to net loan charge-offs of $4.9 million in the first nine months of 2020. Specifically, the economic forecast utilized by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Investment services and trust activities	$8,560	$7,114	$1,446	20.3%
Service charges and fees	4,575	4,607	(32)	(0.7)
Card revenue	5,269	4,202	1,067	25.4
Loan revenue	9,816	6,285	3,531	56.2
Bank-owned life insurance	1,612	1,685	(73)	(4.3)
Investment securities gains, net	105	154	(49)	(31.8)
Other	1,287	3,947	(2,660)	(67.4)
Total noninterest income	$31,224	$27,994	$3,230	11.5%
Total noninterest income for the first nine months of 2021 increased $3.2 million, or 11.5%, to $31.2 million from $28.0 million during the same period of 2020. This increase was due to increases in loan revenue, investment services and trust activities, and card revenue of $3.5 million, $1.4 million, and $1.1 million, respectively. The increase in loan revenue was primarily due to an increase of $1.3 million in mortgage origination fee income, as well as an increase of $2.2 million stemming from the fair value of our mortgage servicing rights. Investment services and trust activities revenue was positively impacted by improvements in the financial markets and increased assets under administration, while the increase in card revenue reflects an increase in transaction volumes in the first nine months of 2021, as compared to first nine months of 2020. Partially offsetting the identified increases in noninterest income was a decrease in 'Other' noninterest income of $2.7 million, which was primarily due to a decline in income from our commercial loan back-to-back swap program.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020	$ Change	% Change
Compensation and employee benefits	$51,671	$48,759	$2,912	6.0%
Occupancy expense of premises, net	7,063	6,872	191	2.8
Equipment	5,627	5,825	(198)	(3.4)
Legal and professional	3,430	4,101	(671)	(16.4)
Data processing	4,005	3,902	103	2.6
Marketing	2,901	2,829	72	2.5
Amortization of intangibles	4,112	5,407	(1,295)	(24.0)
FDIC insurance	1,192	1,363	(171)	(12.5)
Communications	1,055	1,334	(279)	(20.9)
Foreclosed assets, net	226	185	41	22.2
Other	4,866	5,901	(1,035)	(17.5)
Total core noninterest expense	$86,148	$86,478	$(330)	(0.4)%
Goodwill impairment	—	31,500	(31,500)	100.0
Total noninterest expense	$86,148	$117,978	$(31,830)	(27.0)%

Noninterest expense for the nine months ended September 30, 2021 was $86.1 million, a decrease of $31.8 million, or 27.0%, from $118.0 million for the nine months ended September 30, 2020, primarily due to a $31.5 million goodwill impairment charge recorded in the third quarter of 2020 that did not recur in 2021. Excluding the goodwill impairment, noninterest expense declined $0.3 million, or 0.4%, in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, largely due to decreases of $1.3 million, $1.0 million, and $0.7 million in the amortization of intangibles, 'Other' noninterest expense, and legal and professional noninterest expenses, respectively. The decline in the amortization of intangibles reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets. The decline in 'Other' noninterest expense was principally due to a reduction in tax credit partnership investment amortization of $1.3 million, which was partially offset by $0.7 million of expenses incurred for the settlement of litigation claims in the nine months ended September 30, 2021. The decline in legal and professional expenses reflected a decline in loan legal expenses, as well as a decline in non-recurring audit fees. Partially offsetting the identified decreases in noninterest expense was an increase of $2.9 million in compensation and employee benefits expense that stemmed primarily from increased incentive and commission expense, normal annual increases in compensation, increased share-based compensation expense, and a decline in deferred compensation and employee benefits stemming from loan origination cost.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 21.7% for the first nine months of 2021, as compared to an effective tax rate of (35.1)% for the first nine months of 2020. The effective tax rate for the full year 2021 is currently expected to be in the range of 20-22%.

FINANCIAL CONDITION
Following is a table that represents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	September 30, 2021	December 31, 2020	$ Change	% Change
ASSETS
Cash and cash equivalents	$138,514	$82,659	$55,855	67.6%
Loans held for sale	58,679	59,956	(1,277)	(2.1)
Debt securities available for sale at fair value	2,136,902	1,657,381	479,521	28.9
Loans held for investment, net of unearned income	3,268,644	3,482,223	(213,579)	(6.1)
Allowance for credit losses	(47,900)	(55,500)	7,600	(13.7)
Total loans held for investment, net	3,220,744	3,426,723	(205,979)	(6.0)
Other assets	320,584	329,929	(9,345)	(2.8)
Total assets	$5,875,423	$5,556,648	$318,775	5.7%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$4,957,781	$4,547,049	$410,732	9.0%
Total borrowings	342,368	439,480	(97,112)	(22.1)
Other liabilities	45,010	54,869	(9,859)	(18.0)
Total shareholders' equity	530,264	515,250	15,014	2.9
Total liabilities and shareholders' equity	$5,875,423	$5,556,648	$318,775	5.7%
Debt Securities Available for Sale
The composition of debt securities available for sale as of the dates indicated was as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total
U.S. Government agencies and corporations	$288	—%	$361	—%
States and political subdivisions	701,281	32.8	628,346	37.9
Mortgage-backed securities	109,231	5.1	94,018	5.7
Collateralized mortgage obligations	853,833	40.0	565,836	34.1
Corporate debt securities	472,269	22.1	368,820	22.3
Fair value of debt securities available for sale	$2,136,902	100.0%	$1,657,381	100.0%
As of September 30, 2021, the fair value of debt securities available for sale was $2.1 billion, an increase of $479.5 million from $1.7 billion as of December 31, 2020. The increase was primarily driven by the excess liquidity generated by the increased levels of deposit balances that were deployed into investment security purchases. There were $21.9 million of gross unrealized gains and $17.2 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized gain of $4.7 million at September 30, 2021.

Loans
The composition of our loan portfolio by type of loan was as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$106,356	3.3%	$116,392	3.3%
Commercial and industrial	927,258	28.4	1,055,488	30.3
Commercial real estate:
Construction and development	146,417	4.5	181,291	5.2
Farmland	130,936	4.0	144,970	4.2
Multifamily	273,347	8.4	256,525	7.4
Commercial real estate-other	1,148,658	35.0	1,149,575	33.0
Total commercial real estate	1,699,358	51.9	1,732,361	49.8
Residential real estate:
One- to four-family first liens	334,267	10.2	355,684	10.2
One- to four-family junior liens	133,869	4.1	143,422	4.1
Total residential real estate	468,136	14.3	499,106	14.3
Consumer	67,536	2.1	78,876	2.3
Loans held for investment, net of unearned income	$3,268,644	100.0%	$3,482,223	100.0%
Loans held for sale	$58,679		$59,956
Loans held for investment, net of unearned income, decreased $213.6 million, or 6.1%, from a balance of $3.48 billion at December 31, 2020, to $3.27 billion at September 30, 2021, primarily as a result of PPP loan forgiveness, net loan pay-downs, and lower revolving line of credit utilization. As of September 30, 2021, the amortized cost basis of PPP loans was $89.4 million, or 2.7% of loans held for investment, as compared to $259.3 million, or 7.4% of loans held for investment, at December 31, 2020, which are included in the agricultural and commercial and industrial loan portfolios. See Note 3. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $969.7 million and $931.5 million as of September 30, 2021 and December 31, 2020, respectively.
Our loan to deposit ratio decreased to 65.93% as of September 30, 2021 as compared to 76.58% as of December 31, 2020. The loan to deposit ratio fell when compared to the prior year-end due to PPP loan forgiveness, net loan pay-downs, and lower revolving line of credit utilization. In addition, deposit growth fueled by the government stimulus and PPP loan proceeds, which were generally deposited into customer accounts at the Bank, were principally utilized to purchase debt securities.

Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(in thousands)	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total	Nonaccrual	90+ Days Past Due and Still Accruing Interest	Total
Agricultural	$2,120	$—	$2,120	$2,584	$—	$2,584
Commercial and industrial	4,145	50	4,195	7,326	106	7,432
Commercial real estate:
Construction and development	607	—	607	1,145	—	1,145
Farmland	6,755	—	6,755	8,319	—	8,319
Multifamily	1,009	—	1,009	746	—	746
Commercial real estate-other	16,811	—	16,811	19,134	—	19,134
Total commercial real estate	25,182	—	25,182	29,344	—	29,344
Residential real estate:
One- to four- family first liens	1,532	—	1,532	1,895	625	2,520
One- to four- family junior liens	628	1	629	722	—	722
Total residential real estate	2,160	1	2,161	2,617	625	3,242
Consumer	50	—	50	79	8	87
Total nonperforming loans	$33,657	$51	$33,708	$41,950	$739	$42,689
Foreclosed assets, net			454			2,316
Total nonperforming assets			$34,162			$45,005

Nonperforming loans ratio (1)			1.03%			1.23%
Nonperforming assets ratio (2)			0.58%			0.81%
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
Generally, short-term deferral of required payments would not be considered a concession. During the three and nine months ended September 30, 2021, the Company classified two loans and nine loans as TDRs, respectively, due to the Company granting a concession to a borrower experiencing financial difficulty. The aggregate post-modification outstanding recorded investment of the loans classified as TDRs during three and nine months ended September 30, 2021 was $9.6 million and $12.1 million, respectively.
Refer above to the "COVID-19 Update" section for details pertaining to the modifications that were a result of COVID-19 that were not deemed to be TDRs.
Allowance for Credit Losses
Our ACL as of September 30, 2021 was $47.9 million, which was 1.47% of loans held for investment, net of unearned income. This compares with an ACL of $55.5 million as of December 31, 2020, which was 1.59% of loans held for investment, net of unearned income. The ACL at September 30, 2021 does not include an allowance amount for PPP loans as they are fully guaranteed by the SBA. When adjusted for the impact of PPP loans, the ratio of the ACL as a percentage of loans held for investment, net of unearned income as of September 30, 2021 was 1.51% and as of December 31, 2020 was 1.72% (a non-GAAP financial measure - see "Non-GAAP Financial Measures"). The decrease in the ACL reflects overall improvements in forecasted economic conditions and stabilization of the credit risk profile. The liability for off-balance sheet credit exposures totaled $3.9 million as of September 30, 2021 as compared to $4.1 million at December 31, 2020 and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss benefit related to loans of $7.8 million for the nine months ended September 30, 2021 as compared to a credit loss expense related to loans of $30.3 million for the nine months ended September 30, 2020. Gross charge-offs for the first nine months of 2021 totaled $2.1 million, while there were $2.2 million in gross recoveries of previously charged-off loans. The ratio of annualized net loan (recoveries) charge offs to average loans for the first nine months of 2021 was (0.01)% compared to 0.18% for the nine months ended September 30, 2020.
Economic Forecast: At September 30, 2021, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases over the next two forecasted quarters, followed by an increase in the third and fourth forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. The economic forecast loss driver data overall exhibited improvements in the economic forecast and stabilization of the credit profile outlook when compared to the previously disclosed second quarter of 2021 results.
Loan Policy: We review all nonaccrual loans greater than $250,000 individually on a quarterly basis to estimate the appropriate allowance due to collateral deficiency. At September 30, 2021, TDRs were not a material portion of the loan portfolio. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status.
Based on the inherent risk in the loan portfolio, management believed that as of September 30, 2021, the ACL was adequate; however, there is no assurance losses will not exceed the allowance, and any growth in the loan portfolio or uncertainty in the general economy will require that management continue to evaluate the adequacy of the ACL and make additional provisions in future periods as deemed necessary. See Note 3. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of September 30, 2021		As of December 31, 2020
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$999,887	20.2%	$910,655	20.0%
Interest checking deposits	1,464,389	29.5	1,351,641	29.7
Money market deposits	989,095	20.0	918,654	20.2
Savings deposits	616,924	12.4	529,751	11.7
Total non-maturity deposits	4,070,295	82.1	3,710,701	81.6
Time deposits of $250 and under	522,907	10.5	581,471	12.8
Time deposits of over $250	364,579	7.4	254,877	5.6
Total time deposits	887,486	17.9	836,348	18.4
Total deposits	$4,957,781	100.0%	$4,547,049	100.0%
Deposits increased $410.7 million from December 31, 2020, or 9.0%, reflecting the combination of fiscal stimulus and the deposit of PPP loan proceeds, which were generally deposited into customer accounts at the Bank. Approximately 82.1% of our total deposits were considered “core” deposits as of September 30, 2021, compared to 81.6% at December 31, 2020. We consider core deposits to be the total of all deposits other than time deposits and non-reciprocal brokered money market deposits. See Note 7. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings
Federal funds purchased - The Bank purchases federal funds for short-term funding needs from correspondent and regional banks. As of September 30, 2021 and December 31, 2020, the Bank had no federal funds purchased.
Securities Sold Under Agreements to Repurchase - Securities sold under agreements to repurchase rose $13.2 million, or 7.6%, to $187.5 million as of September 30, 2021, compared with $174.3 million as of December 31, 2020. Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling investment securities to another party under a simultaneous agreement to repurchase the same investment securities at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. The balance of these borrowings vary according to the liquidity needs of the customers participating in these sweep accounts.
Federal Home Loan Bank Advances - The Bank utilizes FHLB short-term advances for short-term funding needs. The Company had no short-term advances as of September 30, 2021, compared with $56.5 million as of December 31, 2020.

Other - At September 30, 2021 and December 31, 2020, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $62.7 million as of September 30, 2021 and $67.7 million as of December 31, 2020.
The Bank maintains a credit agreement with a correspondent bank under which the Company is able to borrow up to $25.0 million from an unsecured revolving credit facility. The Company had no balance outstanding under this revolving credit facility as of both September 30, 2021 and December 31, 2020.
See Note 8. Short-Term Borrowings to our unaudited consolidated financial statements for additional information related to short-term borrowings.
Long-Term Debt
Finance Lease Payable - The Company has one existing finance lease for a branch location, with a present value liability balance of $1.0 million as of September 30, 2021 and $1.1 million as of December 31, 2020.
Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes that have been issued to capital trusts that issued trust preferred securities were $41.9 million as of September 30, 2021 and $41.8 million as of December 31, 2020.
Subordinated Debentures - On May 1, 2019, the Company assumed $10.9 million in aggregate principal amount of subordinated debentures as a result of the merger with ATBancorp. The Company redeemed the ATB Debentures, in whole, on May 31, 2021. In addition, on July 28, 2020, the Company completed the private placement offering of $65.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The balance of subordinated debt was $63.8 million as of September 30, 2021, as compared to $74.6 million at December 31, 2020.
Federal Home Loan Bank Borrowings - FHLB borrowings totaled $48.1 million as of September 30, 2021, compared with $91.2 million as of December 31, 2020, a decrease of $43.1 million, or 47.2%, due to maturities of FHLB advances. We utilize FHLB borrowings as a supplement to customer deposits to fund interest-earning assets and to assist in managing interest rate risk.
See Note 9. Long-Term Debt to our unaudited consolidated financial statements for additional information related to long-term debt.
Capital Resources
Shareholder's Equity
Total shareholders’ equity was $530.3 million as of September 30, 2021, compared to $515.3 million as of December 31, 2020, an increase of $15.0 million, or 2.9%, primarily as a result of an increase in retained earnings, partially offset by decreased AOCI and an increase in treasury stock. The total shareholders’ equity to total assets ratio was 9.03% at September 30, 2021, down from 9.27% at December 31, 2020. The tangible common equity ratio (a non-GAAP financial measure -see "Non-GAAP Financial Measures") was 7.71% at September 30, 2021, compared with 7.82% at December 31, 2020. Book value was $33.71 per share at September 30, 2021, an increase from $32.17 per share at December 31, 2020. Tangible book value per share (a non-GAAP financial measure - see "Non-GAAP Financial Measures") was $28.40 at September 30, 2021, an increase from $26.69 per share at December 31, 2020.
Capital Adequacy
Our Tier 1 capital to risk-weighted assets ratio was 11.20% as of September 30, 2021 and was 10.70% as of December 31, 2020. Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of September 30, 2021, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 11. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.

Stock Compensation
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2021, May 15, 2021, and August 15, 2021, in the aggregate amounts of 65,168, 11,231, and 7,667, respectively. Additionally, during the first nine months of 2021, 53,583 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 4,272 shares were surrendered by grantees to satisfy tax requirements, and 9,544 unvested restricted stock units were forfeited.
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
Cash and cash equivalents are summarized in the table below:

(dollars in thousands)	As of September 30, 2021	As of December 31, 2020
Cash and due from banks	$53,562	$65,078
Interest-bearing deposits	84,952	17,409
Federal funds sold	—	172
Total	$138,514	$82,659
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $47.2 million for the nine months ended September 30, 2021 and $42.0 million for the nine months ended September 30, 2020.
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
Contractual Obligations
Outside the redemption on May 31, 2021 of the ATB Debentures, which had been assumed by the Company upon the acquisition of ATBancorp, there have been no material changes to the Company's contractual obligations existing at December 31, 2020, as disclosed in the Annual Report on Form 10-K, filed with the SEC on March 11, 2021.

Non-GAAP Financial Measures
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, tangible common equity, tangible book value per share, tangible common equity ratio, net interest margin (tax equivalent), core net interest margin, efficiency ratio, adjusted allowance for credit losses ratio, and core earnings. Management believes these ratios and amounts provide investors with useful information regarding the Company’s profitability, financial condition and capital adequacy, consistent with how management evaluates the Company’s financial performance. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

	Three Months Ended		Nine Months Ended
Return on Average Tangible Equity	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Dollars in thousands)
Net income (loss)	$16,311	$(19,824)	$55,230	$(10,087)
Intangible amortization, net of tax (1)	948	1,223	3,084	4,055
Goodwill impairment	—	31,500	—	31,500
Tangible net income	$17,259	$12,899	$58,314	$25,468

Average shareholders' equity	$539,052	$529,857	$526,261	$518,796
Average intangible assets, net	(84,288)	(121,306)	(85,579)	(122,518)
Average tangible equity	$454,764	$408,551	$440,682	$396,278

Return on average equity	12.00%	(14.88)%	14.03%	(2.60)%
Return on average tangible equity (2)	15.06%	12.56%	17.69%	8.58%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	September 30, 2021	December 31, 2020
(Dollars in thousands, except per share data)
Total shareholders’ equity	$530,264	$515,250
Intangible assets, net	(83,607)	(87,719)
Tangible common equity	$446,657	$427,531

Total assets	$5,875,423	$5,556,648
Intangible assets, net	(83,607)	(87,719)
Tangible assets	$5,791,816	$5,468,929

Book value per share	$33.71	$32.17
Tangible book value per share (1)	$28.40	$26.69
Shares outstanding	15,729,451	16,016,780

Equity to assets ratio	9.03%	9.27%
Tangible common equity ratio (2)	7.71%	7.82%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Nine Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(dollars in thousands)
Net interest income	$40,340	$37,809	$117,462	$113,927
Tax equivalent adjustments:
Loans (1)	507	536	1,557	1,540
Securities (1)	615	608	1,910	1,485
Net interest income, tax equivalent	$41,462	$38,953	$120,929	$116,952
Loan purchase discount accretion	(774)	(1,923)	(2,745)	(7,556)
Core net interest income	$40,688	$37,030	$118,184	$109,396

Net interest margin	2.92%	3.05%	2.91%	3.27%
Net interest margin, tax equivalent (2)	3.00%	3.14%	2.99%	3.36%
Core net interest margin (3)	2.94%	2.99%	2.92%	3.14%
Average interest earning assets	$5,489,917	$4,935,175	$5,404,777	$4,646,731

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended		Nine Months Ended
Efficiency Ratio	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(dollars in thousands)
Total noninterest expense	$29,778	$59,939	$86,148	$117,978
Amortization of intangibles	(1,264)	(1,631)	(4,112)	(5,407)
Merger-related expenses	—	—	—	(61)
Goodwill impairment	—	(31,500)	—	(31,500)
Noninterest expense used for efficiency ratio	$28,514	$26,808	$82,036	$81,010

Net interest income, tax equivalent(1)	$41,462	$38,953	$120,929	$116,952
Noninterest income	9,182	9,570	31,224	27,994
Investment security gains, net	(36)	(106)	(105)	(154)
Net revenues used for efficiency ratio	$50,608	$48,417	$152,048	$144,792

Efficiency ratio(2)	56.34%	55.37%	53.95%	55.95%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles, merger-related expenses, and goodwill impairment divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

Adjusted Allowance for Credit Losses Ratio	September 30, 2021	December 31, 2020
(dollars in thousands)
Loans held for investment, net of unearned income	$3,268,644	$3,482,223
PPP loans	(89,354)	(259,260)
Core loans	$3,179,290	$3,222,963
Allowance for credit losses	$47,900	$55,500

Allowance for credit losses ratio	1.47%	1.59%
Adjusted allowance for credit losses ratio (1)	1.51%	1.72%
(1) Allowance for credit losses divided by core loans.

	Three Months Ended		Nine Months Ended
Core Earnings	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(dollars in thousands, except per share data)
Net income (loss)	$16,311	$(19,824)	$55,230	$(10,087)
Goodwill impairment	—	31,500	—	31,500
Core earnings	$16,311	$11,676	$55,230	$21,413

Weighted average diluted common shares outstanding	15,863,247	16,099,324	15,963,229	16,111,591

Earnings (loss) per common share
Earnings (loss) per common share - diluted	$1.03	$(1.23)	$3.46	$(0.63)
Core earnings per common share - diluted(1)	$1.03	$0.73	$3.46	$1.33
(1) Core earnings divided by weighted average diluted common shares outstanding.

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
Net cash inflows from operating activities were $47.2 million in the first nine months of 2021, compared with $42.0 million in the first nine months of 2020. Net cash outflows from investing activities were $284.1 million in the first nine months of 2021, compared to net cash outflows of $630.3 million in the comparable nine-month period of 2020. Net cash inflows from financing activities in the first nine months of 2021 were $292.8 million, compared with net cash inflows of $649.6 million for the same period of 2020.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of September 30, 2021, the Bank maintains several unsecured federal funds lines totaling $170.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window - The Federal Reserve Bank Discount Window is another source of liquidity, particularly during difficult economic times. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2021, the Bank had municipal securities with an approximate market value of $67.8 million pledged for liquidity purposes, and had a borrowing capacity of $62.7 million. There were no outstanding borrowings through the FRB Discount Window at September 30, 2021.
FHLB Borrowings - FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of September 30, 2021, the Bank had $48.1 million in outstanding FHLB borrowings, leaving $471.7 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company did not hold any brokered deposits at September 30, 2021.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At September 30, 2021, the Company had $5.6 million of reciprocal time deposits through the CDARS program and $52.6 million of reciprocal non-maturity deposits through the ICS program that qualified for the brokered deposit exemption.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2021.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be a significant market risk. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. Multiple interest rate scenarios are used in this analysis which include changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate, LIBOR, or SOFR).
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points (the effects of which are not meaningful as of September 30, 2021 in the current low interest rate environment), or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2021
Dollar change	N/A	N/A	$223	$91
Percent change	N/A	N/A	0.2%	0.1%
December 31, 2020
Dollar change	N/A	N/A	$2,667	$4,167
Percent change	N/A	N/A	1.8%	2.8%
As of September 30, 2021, 39.4% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 49.7% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
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

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 - 31, 2021	78,377	$28.66	78,377	$12,228,674
August 1 - 31, 2021	91,200	29.75	91,200	9,515,067
September 1 - 30, 2021	65,700	29.24	65,700	7,594,127
Total	235,277	$29.24	235,277	$7,594,127

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

On June 22, 2021, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. The new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. For the period June 23, 2021 through September 30, 2021, the Company repurchased 253,067 shares of common stock for approximately $7.4 million, leaving $7.6 million available to be repurchased.

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws of MidWestOne Financial Group, Inc.	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021

10.1	Eighth Amendment to the Credit Agreement by and between MidWestOne Financial Group, Inc. and U.S. Bank National Association dated October 22, 2021.	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 4, 2021	By:	/s/ CHARLES N. FUNK
Charles N. Funk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)