Form 10-K
period 2021-12-31
MidWestOne Financial Group, Inc.
filed 2022-03-10
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market of $28.77 on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $459.3 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 8, 2022, was 15,694,125.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc. to be held on April 28, 2022, to be filed within 120 days after December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated in such part.

MIDWESTONE FINANCIAL GROUP, INC.
Annual Report on Form 10-K

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-K, including, “Cautionary Note Regarding Forward-Looking Statements,” “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8. Financial Statements and Supplemental Data.”

ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	FHLBC	Federal Home Loan Bank of Chicago
ACL	Allowance for Credit Losses (effective January 1, 2020)	FHLBDM	Federal Home Loan Bank of Des Moines
AFS	Available for Sale	FHLMC	Federal Home Loan Mortgage Corporation
ALL	Allowance for Loan Losses (prior to January 1, 2020)	FNBF	First National Bank in Fairfield
AOCI	Accumulated Other Comprehensive Income	FNBM	First National Bank of Muscatine
ASC	Accounting Standards Codification	FNMA	Federal National Mortgage Association
ASU	Accounting Standards Update	FRB or Federal Reserve	Board of Governors of the Federal Reserve System
ATM	Automated Teller Machine	GAAP	U.S. Generally Accepted Accounting Principles
ATSB	American Trust & Savings Bank of Dubuque, Iowa	GLBA	Gramm-Leach-Bliley Act of 1999
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GNMA	Government National Mortgage Association
BHCA	Bank Holding Company Act of 1956, as amended	HTM	Held to Maturity
BOLI	Bank-Owned Life Insurance	ICS	Insured Cash Sweep
CAA	Consolidated Appropriations Act, 2021	IOFB	Iowa First Bancshares Corp.
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LIBOR	The London Inter-bank Offered Rate
CDARS	Certificate of Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	PCD	Purchased Financial Assets with Credit Deterioration
CMO	Collateralized Mortgage Obligations	PCI	Purchased Credit Impaired
COVID-19	Coronavirus Disease 2019	PPP	Paycheck Protection Program
CRA	Community Reinvestment Act	PRSUs	Performance-Based Restricted Stock Unit Awards
CRE	Commercial Real Estate	ROU	Right-of-Use
DCF	Discounted Cash Flow Method	RPA	Credit Risk Participation Agreement
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
ESOP	Employee Stock Ownership Plan	SEC	U.S. Securities and Exchange Commission
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	TDR	Troubled Debt Restructuring
FDIC	Federal Deposit Insurance Corporation	TRSUs	Time-Based Restricted Stock Unit Awards
FHLB	Federal Home Loan Bank

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
•the risks of mergers (including with IOFB), including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
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
•changes in and uncertainty related to benchmark interest rates used to price loans and deposits, including the elimination of LIBOR, and the adoption of a substitute;
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

PART I
ITEM 1.    BUSINESS.
General
MidWestOne Financial Group, Inc., an Iowa corporation formed in 1983, is a bank holding company registered under the BHCA and a financial holding company under the GLBA, with our corporate headquarters in Iowa City, Iowa. Our principal business is to serve as the holding company for our wholly-owned subsidiary, MidWestOne Bank. References to the “Bank” refer to MidWestOne Bank. References to “MidWestOne,” “we,” “us,” or the “Company,” refer to MidWestOne Financial Group, Inc. together with its subsidiaries on a consolidated basis.
The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, debit cards, ATMs, and safe deposit boxes. The Bank offers its products and services primarily through its network of full-service banking offices, including 34 banking offices located throughout central and eastern Iowa, 12 banking offices located principally in the Minneapolis/St. Paul metropolitan area in Minnesota, 7 banking offices in western Wisconsin, one banking office in each of Naples and Fort Myers, Florida, and one banking office in Denver, Colorado. The Bank also has a trust department through which it offers services including the administration of estates, personal trusts, and conservatorships and the management of real property. Finally, the Bank’s investments services department offers financial planning, investment advisory, and retail securities brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
As of December 31, 2021, we had total assets of $6.03 billion, total loans, net of unearned income, of $3.25 billion, total deposits of $5.11 billion, and shareholders’ equity of $527.5 million.
Recent Developments
On November 1, 2021, the Company and IOFB, a bank holding company, jointly announced the signing of a definitive agreement pursuant to which the Company will acquire IOFB and its wholly-owned banking subsidiaries, FNBM and FNBF. The acquisition will add to the Company's existing presence in Fairfield, Iowa and will expand the Company's footprint into Muscatine, Iowa. The acquisition is expected to close early in the second quarter of 2022.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2021, commercial and industrial loans comprised approximately 27.8% of our total loan portfolio.
Commercial Real Estate Loans
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. As of December 31, 2021, commercial real estate loans constituted approximately 52.5% of our total loan portfolio.
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction and development loans generally have a short term, such as one to two years. As of December 31, 2021, construction and development loans constituted approximately 5.3% of our total loan portfolio.
Farmland. We offer agricultural mortgage loans to our agricultural customers for the acquisition of real estate used in their business, generally farmland. As of December 31, 2021, farmland loans represented approximately 4.5% of our total loan portfolio.
Multifamily. We offer mortgage loans to real estate investors for the acquisition of multifamily (apartment) buildings. As of December 31, 2021, multifamily loans represented approximately 7.5% of our total loan portfolio.

Commercial real estate-other. We offer commercial mortgage loans for the acquisition of real estate used in the customer’s business, such as offices, warehouses, and production facilities. As of December 31, 2021, commercial real estate-other loans represented approximately 35.2% of our total loan portfolio.
Residential Real Estate Loans
Residential mortgage lending is a focal point for us and comprised approximately 14.4% of our total loan portfolio at December 31, 2021. Included in this category are home equity loans made to individuals. As long-term interest rates have remained at relatively low levels since 2008, many customers opted for mortgage loans that have a fixed rate with 15- or 30-year maturities. We generally retain short-term residential mortgage loans that we originate for our own portfolio and sell most long-term residential mortgage loans to other parties while retaining servicing rights on the majority of such loans. We generally retain servicing for mortgage loans sold. At December 31, 2021, we serviced approximately $925.2 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.
Agricultural Loans
Agricultural loans comprised approximately 3.2% of our total loan portfolio at December 31, 2021. Agricultural loans, most of which are secured by crops, livestock and machinery, are generally provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control, including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.
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
Consumer Lending
Our consumer lending department provides many types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2021, consumer loans comprised 2.1% of our total loan portfolio.
Other Products and Services
Deposit Products
We offer competitive deposit products and programs that address the needs of customers in each of the local markets that we serve. The deposit products are offered to individuals, nonprofit organizations, partnerships, small businesses, corporations and public entities. These products include noninterest bearing and interest bearing demand deposits, savings accounts, money market accounts and time deposits. Approximately 81.9% of our total deposits were considered “core” deposits as of December 31, 2021, compared to 81.6% at December 31, 2020. We consider core deposits to be the total of all deposits other than time deposits and non-reciprocal brokered money market deposits.
Trust and Investment Services
We offer trust and investment services to help our business and individual clients in meeting their financial goals and preserving wealth. Our services include administering estates, personal trusts, and conservatorships, and providing property management, farm management, investment advisory, retail securities brokerage, financial planning and custodial services. Licensed brokers (who are registered representatives of a third-party registered broker-dealer) serve selected branches and provide investment-related services including securities trading, financial planning, mutual funds sales, fixed and variable annuities and tax-exempt and conventional unit trusts.

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
Human Capital Resources
MidWestOne is built on a long-standing tradition of being recognized as a great place to work and providing a high level of service to our customers in the communities we serve. Fundamentally, MidWestOne demonstrates its belief and commitment that community banking is a relationship-driven business with bankers at a local level who know and serve their customers with a personalized approach. Just as we strive to serve our customers in each of our communities, we deem our relationship with our employees to be vital to our ongoing success. To carry on our commitment of excellent service to our customers, recruitment and retention of top talent in our industry is a critical component to success in every aspect of our business. Building and maintaining a strong management team that drives and champions our culture across the organization requires strategies focused on employee engagement, career development, and an effective succession plan for our key leaders.

Demographics: As of December 31, 2021, the Company employed 760 full and part-time employees. Our workforce is in the following geographical regions: Iowa; the Minneapolis/St. Paul metropolitan area and its respective outer rim communities in Minnesota and northwest Wisconsin; southwest Wisconsin; Denver, Colorado; and southwest Florida.
Learning & Development: The Company’s operating principle of “Learn Constantly So We Continually Improve” reflects our ongoing commitment to training and development opportunities for employees at all levels and in all regions. We leverage both formal and informal development programs to identify, cultivate, and retain a highly skilled workforce. We provide learning and development opportunities through internally developed programs, including internal onboarding, mentorship, and leadership programming. The Company also commits resources to external learning and development opportunities, including graduate banking schools, business line external education, and professional certification coursework.

Feedback & Recognition: Integral to MidWestOne’s culture is peer to peer recognition and the celebration of our employees throughout our footprint. Leaders and internal colleagues share success stories through multiple avenues, including our all-company monthly “One Call” and our annual “Rally Day” event. MidWestOne celebrated another year as a Top Workplace in Iowa and on the National Standards list of Top Workplaces in Minnesota. In 2021, MidWestOne Bank was named the best small bank in Iowa by Newsweek magazine. The Company has achieved these awards in part because we solicit and value ongoing feedback from our associates to improve our work environment and to position the Company as an employer of choice. As a participant in the Energage employee engagement survey, we have one of the highest employee participation rates of similarly sized commercial banks across the nation.

Compensation and Benefits: The Company provides for competitive total compensation package based upon industry best practices and comparative data. Our compensation programs include base salary and incentive compensation opportunities, including product and service referral incentives, business line and management bonus plans, an equity incentive plan, and a profit-sharing company bonus program. We also provide a complete benefit suite, including healthcare and insurance benefits, an employee stock ownership program, 401(k) plan match funding, health savings and flexible spending accounts, paid time off, family leave, sabbaticals, an employee assistance program, and various wellness programs. These programs are designed to attract and retain top talent and reward excellent performance, while also motivating key contributors to drive the Company’s financial performance objectives and achieve employee performance goals in a balanced, risk-based manner.

Diversity, Equity, and Inclusion: MidWestOne is committed to fostering a culture of diversity, equity, and inclusion (DEI). We continued our participation in the voluntary FDIC Diversity Self-Assessment and report our Affirmative Action Compliance Program results. In 2021, we took steps to further support our DEI initiative, R.I.S.E. (“Retention. Innovation. Support. Empowerment.”). R.I.S.E. serves as an umbrella strategy that drives our commitment to achieving our workforce diversity initiatives, and it also provides a conceptual framework for our approach to the acquisition of new talent and our approach to embracing and realizing the full potential of our workforce. R.I.S.E. reflects the Company’s belief in and commitment to a diverse workforce centered on a feeling of respect and belonging.

To lead our efforts forward, we named a Diversity & Inclusion Officer, selected a R.I.S.E. Leadership Council, and selected a R.I.S.E. Advisory Council of employees across our footprint. We plan to further develop DEI initiatives through continued development of our affinity groups, solicitation of internal feedback, learning and development, and other programming. We believe that our DEI efforts are critical to allowing our employees and leaders to better understand, serve, and support our client base in the markets we serve.

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

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with our insiders and affiliates and the payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted systemically important financial service providers, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community bank systems, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. These reforms have been favorable to our operations.

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

The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

COVID-19 Pandemic

The federal bank regulatory agencies, along with their state counterparts, issued a steady stream of guidance responding to the COVID-19 pandemic and took a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These included, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the CRA for certain pandemic-related loans, investments and public service. Because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regulated institutions, including making greater use of off-site review, and they have continued using virtual bank examinations in 2022.

For discussions of the impact of the COVID-19 pandemic, reference is made to the discussion of risks in “Item 1.A. Risk Factors” section. In addition, information as to selected topics is contained in the relevant sections of this Supervision and Regulation discussion provided below.

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are generally required to hold more capital than other businesses, which directly affects our earnings capacity. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banks have been required to hold minimum levels of capital based on guidelines established by the bank regulatory agencies since 1983. The minimums have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banks beginning in 1989 have been based upon international capital accords (known as “Basel” rules) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. bank regulatory agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as Basel III, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rules. The Unites States bank regulatory agencies adopted the Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015. Basel III, or the Basel III Rule, established capital standards for banks and bank holding companies that are meaningfully more stringent than those in place previously: it increased the required quantity and quality of capital; and it required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including federal and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule as described below.

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

The Basel III Rule required minimum capital ratios as of January 1, 2015, as follows:

•A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;

•A continuation of the minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

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

As of December 31, 2021: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2021, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
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

Supervision and Regulation of the Company
General. The Company, as the sole shareholder of the Bank, is a bank holding company that has elected financial holding company status. As a bank holding company, we are registered with, and subject to regulation, supervision and enforcement by, the Federal Reserve under the BHCA. We are legally obligated to act as a source of financial and managerial strength to the Bank and to commit resources to support the Bank in circumstances where we might not otherwise do so. Under the BHCA, we are subject to periodic examination by the Federal Reserve and are required to file with the Federal Reserve periodic reports of our operations and such additional information regarding us and the Bank as the Federal Reserve may require.

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

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if non-compliance is based on the failure of the Bank to achieve a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

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

The reserve ratio is the FDIC insurance fund balance divided by estimated insured deposits. The Dodd-Frank Act altered the minimum reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits. The reserve ratio reached 1.36% as of September 30, 2018. As a result, the FDIC provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contributed to growth in the reserve ratio between 1.15% and 1.35%. The FDIC applied the small bank credits for quarterly assessment periods beginning July 1, 2019. However, the reserve ratio fell to 1.30% in 2020 because of extraordinary insured deposit growth caused by an unprecedented inflow of more than $1 trillion in estimated insured deposits in the first half of 2020, stemming mainly from the COVID-19 pandemic. Although the FDIC could have ceased the small bank credits, it waived the requirement that the reserve ratio be at least 1.35% for full remittance of the remaining assessment credits, and it refunded all small bank credits as of September 30, 2020.

The DIF balance was $121.9 billion on September 30, 2021, up $1.4 billion from the end of the second quarter. The reserve ratio remained at 1.27% as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2021, the Bank paid supervisory assessments to the Iowa Division totaling approximately $160,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to cash. Liquid assets are those that can be converted to cash quickly if needed to meet financial obligations. To remain viable, FDIC-insured institutions must have enough liquid assets to meet their near-term obligations, such as withdrawals by depositors. Because the global financial crisis was in part a liquidity crisis, Basel III also includes a liquidity framework that requires FDIC-insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the net stable funding ratio or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2021. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, the FDIC-insured institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the regulator is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the regulator’s order is cured, the regulator may restrict the FDIC-insured institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits or require the institution to take any action that the regulator deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal bank regulatory agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2022 are discussed in “Item 1.A. Risk Factors” section. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are in effect across all businesses and geographic locations.

Risks and exposures related to cybersecurity require financial institutions to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Bank management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution's operations after a cyber-attack involving destructive malware.

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

Transaction Account Reserves. Federal law requires FDIC-insured institutions to maintain reserves against their transaction accounts (primarily NOW and regular checking accounts) to provide liquidity. The amount of reserves is established by the Federal Reserve based on tranches of zero, three and ten percent of a bank’s transaction account deposits. However, in March 2020, in an unprecedented move, the Federal Reserve announced that the banking system had ample reserves, and, as reserve requirements no longer played a significant role in this regime, it reduced all reserve tranches to zero percent, thereby freeing banks from the legally mandated reserve maintenance requirement. The action permits the Bank to loan or invest funds that were previously unavailable. The Federal Reserve has indicated that it expects to continue to operate in an ample reserves regime for the foreseeable future.

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

Anti-Money Laundering. The USA PATRIOT Act, the Bank Secrecy Act and other similar laws are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. These laws mandate financial services companies to have policies and procedures with respect to measures designed to address the following matters: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2021, the Bank did not exceed these guidelines.

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

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd‑Frank Act and the CFPB’s rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.” The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs.

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

The COVID-19 pandemic continues to create disruptions that affect our business, financial condition, liquidity, and results of operations.

The extent to which COVID-19 will continue to affect business operations, financial condition, credit quality, and results of operations will depend on future developments that cannot be predicted, including the duration and scope of the pandemic. The direct or indirect impact on employees, customers, counterparties, and service providers, as well as other market participants, is likely to continue through 2022 as the world attempts to gain control over the virus and emerging variants.

In the past year, the United States economy began to rebound from severe disruptions caused by the onset of the pandemic in March 2020. Economic conditions have begun to normalize with the availability of vaccines and treatments, increasing workforce employment and participation, the lessening of business and education restrictions, and demand for services beginning to return. The financial conditions of households and businesses was bolstered significantly by government stimulus, which contributed to the economic recovery but also brought about growing pains as evidenced by supply chain problems and rising prices. Although current economic conditions are more favorable than the prior year, the outlook for continued growth is characterized by elevated uncertainty with potential for unevenness across markets and sectors. Although household and business credit and liquidity is strong currently, further pandemic-related disruptions could result in increased risk of delinquencies, defaults, foreclosures, and losses on our loans; declines in assets under management, affecting wealth management revenues; negative impacts on regional economic conditions resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations, and deposit availability; and impacts on the implementation of our growth strategy. While the recovery this past year has been strong, the pace of growth in the United States and globally could decline as a result of rising inflation, the pervasiveness of supply chain challenges across industries, and the persistence of the virus in variant forms.

Overall, we believe that the economic impact from COVID-19 will continue for some time and could have a material and adverse impact on our business and result in significant losses in our loan portfolio, all of which would adversely and materially impact our earnings and capital. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the global economic impact of the COVID-19 pandemic, including the availability of credit, adverse impacts on liquidity, and any recession that has occurred or may occur in the future. There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, nor are there historical indicators to rely on in terms of how markets will react, and as a result, the ultimate impact of the pandemic is highly uncertain and subject to change.

Continued elevated levels of inflation could adversely impact our business, results of operations and financial condition.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 7.0% in 2021. Continued levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policies.

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

The Federal Reserve has signaled that it will begin to increase rates, taper its quantitative easing program, and reduce its balance sheet of bonds and other assets in 2022, but will do so with the goal of avoiding abrupt or unpredictable changes in economic or financial conditions so as not to disrupt the financial systems, also known as “shocks;” despite this, the impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity, and the availability of credit. Furthermore, asset liquidation pressures can be amplified by liquidity mismatches and the leverage of certain non-bank financial intermediaries such as hedge funds. The financial crisis in March 2020 also demonstrated that pressures on dealer intermediation can limit the availability of liquidity during times of market stress. Given the interconnectedness of the global financial system, these vulnerabilities could impact the Company’s business operations and financial condition.

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

LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. End dates for LIBOR have now been set, and U.S. Regulators have issued guidance as of October 2021 that urges market participants to address their existing LIBOR exposures and transition to robust and sustainable alternative rates by December 31, 2021. The Alternative Reference Rate Committee has proposed that SOFR is the rate that represents best practice as the alternative to U.S. dollar-LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR, but has also advised market participants to conduct a comprehensive evaluation of any alternative reference rates being considered for use.

Contracts linked to LIBOR are vast in number and value, are intertwined with numerous financial products and services, and have diverse parties. Although the Company has actively worked to plan for the transition away from LIBOR, the transition is both complex and challenging and the downstream effect of unwinding or transitioning such contracts could cause instability and negatively impact financial markets and individual institutions. If the company’s selected alternative rate is based on small transaction volume, it could be susceptible to volatility and disruption during times of market stress. Furthermore, if the company fails to properly address legacy contracts by adding robust fallback positions, it will be exposed to interest rate risks and potential loss of yields. Finally, if the Company or other market participants fail to properly plan to implement alternative rates other than LIBOR, it could have an adverse effect on the Company and the financial system as a whole.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2021, the fair value of our securities portfolio was approximately $2.3 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could result in the recognition of a loss through earnings. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

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

Risks arising from climate change, including physical risks and transition risks, could have an adverse impact on our business and results of operations.

Climate change could present financial risks to us through changes in the physical climate that affect our operations directly or that impact our customer’s operations or loan collateral. Climate change also could present financial risks to us as a result of transition risks, such as societal and/or technological responses to climate change, which could include changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change. These climate-related physical risks and transition risks could have an adverse impact on our business and results of operations due to the impact such risks may have on our operations and our customers, such as declines in asset values, reduced availability of insurance, significant interruptions to business operations, and negative consequences to business models and the need to make changes in response to those consequences. The risks of regulatory changes and compliance requirements related to climate change may impose operational burdens and increased compliance costs, capital requirements, or the risk of litigation, which could adversely affect the Company’s businesses, results of operations and financial condition.

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
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were approximately 52.5% of our total loan portfolio as of December 31, 2021. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, the repayment of the commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts) were approximately 31.0% of our total loan portfolio as of December 31, 2021. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

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

We establish our allowance for credit losses at a level considered appropriate by management to absorb current expected credit losses based on an analysis of the portfolio, market environment and other factors we deem relevant. The allowance for credit losses represents our estimate of current expected losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains an allocation for loans specifically evaluated, as well as loans collectively evaluated. Additions to the allowance for credit losses, are estimated through the current expected credit loss model, which reflects current and forecasted conditions. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management has established an allowance for credit losses it believes is adequate to absorb current expected credit losses, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for credit losses. Higher loan losses could arise for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. At December 31, 2021, our allowance for credit losses as a percentage of total loans held for investment, net was 1.50% and as a percentage of total nonperforming loans was approximately 154.41%. An increase in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative impact on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2021, our nonperforming loans, which includes nonaccrual loans and loans past due 90 days or more and still accruing interest, totaled $31.5 million, or 0.97% of our loan portfolio. Our nonperforming assets, which include nonperforming loans plus foreclosed assets, net, totaled $31.9 million, or 0.53% of total assets.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of customer deposits. Deposit balances can decrease when customers perceive alternative investments, such as the stock market, provide a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other, potentially higher cost funding alternatives. Other primary sources of funds consist of cash from operations, investment securities maturities and sales, and funds from sales of our stock. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the FHLB. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. We are currently experiencing higher than normal levels of liquidity and are facing challenges on how to invest or deploy the excess funds. This increased liquidity and an uptick in the competition for loans have created additional downward pressure on our net interest margin in recent periods.

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
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2021, we had $765.7 million of municipal securities (recorded values), which represented 33.5% of our total securities portfolio. Following the onset of the financial crisis, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.

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

As of December 31, 2021, we had $41.9 million of junior subordinated debentures held by five statutory business trusts that we control. Interest payments on the debentures, which totaled $1.1 million for the year ended December 31, 2021, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
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

While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins and other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.

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

The widespread adoption of new technologies, including internet services, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations and comply with regulatory guidance.

We may be adversely affected by risks associated with completed and potential acquisitions, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We plan to continue to grow our businesses organically but remain open to considering potential bank or other acquisition opportunities, in addition to the current IOFB transaction, that make financial and strategic sense. In the event that we do pursue acquisitions, we may fail to realize some or all of the anticipated transaction benefits. Acquisition activities could be material to our business and involve a number of risks, including the following:

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

The CARES Act included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals could apply for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules, and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. On April 24, 2020, an additional $310 billion in funding for PPP loans was authorized, with such funds available for PPP loans beginning on April 27, 2020. In addition, on December 27, 2020, President Trump signed the Consolidated Appropriations Act, 2021, a $900.0 billion COVID-19 relief package that includes an additional $284.5 billion in PPP funding. Further, on March 30, 2021, President Biden signed into law the PPP Extension Act of 2021, which provided an extension to May 31, 2021 for qualifying businesses to apply for a PPP loan and provided an additional 30 days for the SBA to process pending PPP loan applications.

Since the PPP opened, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by the PPP related litigation could have a material adverse impact on our business, financial condition, and results of operations. Also, it has been reported that many borrowers fraudulently obtained PPP loans through the program. We may be subject to regulatory and litigation risk if any of our PPP borrowers used fraudulent means to obtain a PPP loan.

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
In the prior year, based upon the Company’s interim goodwill assessment as of September 30, 2020, we concluded that an impairment of goodwill existed, and we incurred a $31.5 million goodwill impairment charge in the third quarter of 2020. We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in additional goodwill impairment charges. Any future goodwill impairment charge on the current goodwill balance, or future goodwill arising out of acquisitions that we are required to take, could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.

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

Labor shortages and a failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates as a result of the COVID-19 pandemic, expanded unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government actions. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base and also within our third-party vendors could lead to increased costs, such as increased compensation expense to attract and retain employees. In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, results of operations and financial condition.

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
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 17.9% of our outstanding common stock. In addition, certain MidWestOne shareholders that previously owned ATBancorp collectively control approximately 21.5% of our outstanding common stock. These shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the Nasdaq Global Select Market.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
The Company’s principal location is our corporate headquarters located at 102 South Clinton Street, Iowa City, Iowa. We own or lease other banking offices and operating facilities located throughout central and eastern Iowa, the Minneapolis / St. Paul metropolitan area of Minnesota, southwestern Wisconsin, southwestern Florida, and Denver, Colorado. The number of banking offices per state at December 31, 2021 is detailed in the following table:

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Marketplace Designation and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “MOFG.” As of March 1, 2022, there were 15,701,625 shares of common stock outstanding held by approximately 421 holders of record. Additionally, there are an estimated 4,403 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.

Issuer Purchases of Equity Securities
The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2021:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 - 31, 2021	37,700	$30.65	37,700	$6,438,487
November 1 - 30, 2021	4,500	31.66	4,500	6,296,009
December 1 - 31, 2021	16,700	31.67	16,700	5,767,134
Total	58,900	$31.02	58,900	$5,767,134

(1)Common shares repurchased by the Company during the quarter related to shares repurchased under the share repurchase program. Under the prior repurchase program, which authorized the repurchase of $10.0 million of common stock, the Company had repurchased 297,158 shares of common stock for approximately $7.9 million since the plan was announced in August 2019, leaving $2.1 million available to be repurchased under that repurchase program as of June 22, 2021, the end of such program.

On June 22, 2021, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. The new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. For the period June 23, 2021 through December 31, 2021, the Company repurchased 311,967 shares of common stock for approximately $9.2 million, leaving $5.8 million available to be repurchased.

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index for the five years ended December 31, 2021.
MidWestOne Financial Group, Inc.

Total Return Performance

350
300
250
200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
MidWestOne Financial Group, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks - Midwest Region Index

	At
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
MidWestOne Financial Group, Inc.	$100.00	$90.88	$68.96	$103.32	$72.64	$98.89
Nasdaq Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P U.S. BMI Banks - Midwest Region Index	100.00	107.46	91.76	119.38	102.64	135.60
The companies in the custom peer group - S&P U.S. BMI Banks - Midwest Region Index - represents all banks, thrifts or financial service companies traded on a major exchange, headquartered in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

ITEM 6.    SELECTED FINANCIAL DATA.
Not applicable.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This section should be read in conjunction with the following parts of this Form 10-K: Part II, Item 8 “Financial Statements and Supplementary Data,” Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part I, Item 1 “Business.” For a discussion on the comparison of results of operations for the years ended December 31, 2020 and 2019, refer Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 11, 2021.

Overview

We are headquartered in Iowa City, Iowa, and are a bank holding company under the BHCA that has elected to be a financial holding company. We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa. We also were the holding company for MidWestOne Insurance Services, Inc., until its dissolution in 2019. On May 1, 2019, the Company acquired ATBancorp, a bank holding company whose wholly-owned banking subsidiaries were ATSB and ABTW, community banks headquartered in Dubuque, Iowa, and Cuba City, Wisconsin, respectively. On November 1, 2021, the Company and IOFB, a bank holding company headquartered in Muscatine, Iowa, jointly announced the signing of a definitive agreement pursuant to which the Company will acquire IOFB and its wholly-owned banking subsidiaries, FNBM and FNBF. The acquisition will add to the Company's existing presence in Fairfield, Iowa and will expand the Company's footprint into Muscatine, Iowa. The acquisition is expected to close early in the second quarter of 2022.

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

Financial Summary

The Company reported net income for the year ended December 31, 2021 of $69.5 million, an increase of $62.9 million, or 949.2%, compared to $6.6 million of net income for 2020, with diluted earnings per share of $4.37 and $0.41 for the respective annual periods.

The period as of December 31, 2021 and for the year then ended was also highlighted by the following results:

Balance Sheet:

•Total assets increased to $6.03 billion at December 31, 2021 from $5.56 billion at December 31, 2020.
•Total securities held for investment increased $630.7 million, from $1.7 billion at December 31, 2020, to $2.29 billion at December 31, 2021.
•Gross loans held for investment decreased $244.6 million, from $3.50 billion at December 31, 2020, to $3.25 billion at December 31, 2021.
•The allowance for credit losses was $48.7 million, or 1.50% of total loans as of December 31, 2021, compared with $55.5 million, or 1.59% of total loans, at December 31, 2020.
•Nonperforming assets declined $13.1 million, from $45.0 million at December 31, 2020, to $31.9 million at December 31, 2021.
•Total deposits increased $567.5 million from $4.55 billion at December 31, 2020, to $5.11 billion at December 31, 2021.

•Short-term debt decreased to $181.4 million at December 31, 2021 from $230.8 million at December 31, 2020, while long-term debt decreased to $154.9 million at December 31, 2021 from $208.7 million at December 31, 2020.
•The Company is well-capitalized with a total risk-based capital ratio of 13.09% at December 31, 2021.

Income Statement:

•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) increased $3.7 million, from $157.2 million for the year ended December 31, 2020, to $160.9 million for the year ended December 31, 2021. This increase in tax equivalent net interest income was primarily due to a decline in interest expense on interest-bearing deposits of $10.7 million as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits, coupled with an increase of $10.2 million in interest income earned from investment securities, which reflected the larger volume of securities held for investment, partially offset by a decrease in yield.
•Credit loss benefit of $7.3 million during 2021 compared with credit loss expense of $28.4 million in 2020, which reflected overall improvements in the forecasted economic conditions and improvements in the Company’s credit risk profile.
•Noninterest income increased $3.8 million, from $38.6 million for the year ended December 31, 2020, to $42.5 million for the year ended December 31, 2021. The largest drivers of the increase were loan revenue and investment services and trust activities, partially offset by a decrease in other noninterest income.
•Noninterest expense decreased $33.3 million, from $149.9 million for the year ended December 31, 2020, to $116.6 million for the year ended December 31, 2021 primarily due to a $31.5 million goodwill impairment charge recorded in the third quarter of 2020 that did not recur in 2021.

COVID-19 Update
Our response to COVID-19 continues to be focused on how we can best serve our employees, customers, and communities. The Bank has utilized a combination of digital banking, voice, in-branch, branch drive-thru and other channels in order to meet the needs of our customers. We have continued to adjust procedures and restrictions based on local conditions and generally in alignment with guidance from the Centers for Disease Control.
Loan Payment Deferral Program Update: The federal government undertook several actions designed to alleviate the economic impact of COVID-19 and related restrictions. The CARES Act and guidance from the FRB and the FDIC allowed financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic and that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief were not to be considered TDRs. This included short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. As of December 31, 2021, the outstanding balance of loans modified as a result of the COVID-19 pandemic was $2.9 million, as compared to $44.1 million as of December 31, 2020. This program ended on December 31, 2021 and no additional deferrals are being granted on loans.
PPP Loans: The Bank was a participating lender in the PPP. The PPP loans have a two-year or five-year term and earn interest at an annual rate of 1%. Loans funded through the PPP are fully guaranteed by the U.S. government if certain criteria are met. The Company believes that the majority of these loans will be forgiven by the SBA in accordance with the terms of the program. Should those circumstances change, the Company could be required to establish additional allowance for credit loss through additional credit loss expense charged to earnings.
The following table presents PPP loan measures as of the dates indicated:

	December 31, 2021						December 31, 2020
	Round 1		Round 2		Total		Round 1		Total
(Dollars in millions)	#	$	#	$	#	$	#	$	#	$
Total PPP Loans Funded	2,681	$348.5	2,175	$149.3	4,856	$497.8	2,681	$348.5	2,681	$348.5
PPP Loan Forgiveness	2,609	334.2	2,009	122.4	4,618	456.6	253	70.1	253	70.1
Outstanding PPP Loans(1)	53	5.6	164	25.2	217	30.8	2,410	259.3	2,410	259.3

Unearned Income	$—		$0.9		$0.9		$5.3		$5.3

(1) Outstanding loans are presented net of unearned income.

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

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Specifically, the economic forecast used by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy. General deterioration in these loss drivers, coupled with any changes to our modeling assumptions stemming from overall uncertainties in the current and future economic conditions, also impacts the Company’s estimation of the ACL. The Company’s economic forecast assumptions revert back to historical loss driver information on a straight-line basis over four quarters.

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

Accounting for Business Combinations
In May 2019, we completed the acquisition of ATBancorp, which generated significant amounts of fair value adjustments to assets and liabilities. In the third quarter of 2021 we announced the pending acquisition of IOFB, which is expected to close early in the second quarter of 2022. The fair value adjustments assigned to assets and liabilities, as well as their related useful lives, are subject to judgment and estimation by our management. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. When amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows. Due to the number of estimates involved, we have identified accounting for business combinations as a critical accounting policy.
Goodwill and Other Intangible Assets
Goodwill and intangible assets arise from business combinations. Goodwill represented $62.5 million of our $6.03 billion total assets at December 31, 2021. Under the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is tested at least annually for impairment. The Company’s annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. We review goodwill for impairment annually during the fourth quarter and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
No goodwill impairment charge was recorded in 2021 as a result of the Company’s internal assessment. In the prior year, due to the continued economic impact that COVID-19 had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020. As a result of the interim assessment, the Company recorded a goodwill impairment charge of $31.5 million as its estimated fair value was less than its book value on that date.
Other intangible assets represented $19.9 million of our $6.03 billion total assets at December 31, 2021. The accounting for a recognized intangible asset is based on its useful life to the Company. An intangible asset with a finite useful life is amortized over its estimated useful life to the Company; an intangible asset with an indefinite useful life is not amortized but rather is tested at least annually for impairment. The intangible assets with finite lives reflected on our financial statements relate to core deposit relationships, trade name, and customer lists. The initial and subsequent measurements of intangible assets involve the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We also assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 7. Goodwill and Intangible Assets to our consolidated financial statements for additional information related to our intangible assets.

Results of Operations

Summary

	As of or For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Net Interest Income	$156,281	$152,964	$143,650
Noninterest Income	42,453	38,620	31,246
Total Revenue, Net of Interest Expense	198,734	191,584	174,896
Credit Loss (Benefit) Expense	(7,336)	28,369	7,158
Noninterest Expense	116,592	149,893	117,535
Income Before Income Tax Expense	89,478	13,322	50,203
Income Tax Expense	19,992	6,699	6,573
Net Income	$69,486	$6,623	$43,630
Diluted Earnings Per Share	$4.37	$0.41	$2.93

Return on Average Assets	1.20%	0.13%	1.04%
Return on Average Equity	13.18	1.28	9.65
Return on Average Tangible Equity(1)	16.63	10.80	13.98
Efficiency Ratio(1)	54.65	56.92	57.56
Dividend Payout Ratio	20.55	214.63	27.65
Common Equity Ratio	8.75	9.27	10.94
Tangible Common Equity Ratio(1)	7.49	7.82	8.50
Book Value per Share	$33.66	$32.17	$31.49
Tangible Book Value per Share(1)	$28.40	$26.69	$23.81
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

Net Interest Income Summary

The following table shows the consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related interest yields and costs for the periods indicated.

	Year ended December 31,
	2021			2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,362,488	$143,141	4.26%	$3,551,945	$160,752	4.53%	$3,157,127	$164,948	5.22%
Taxable investment securities	1,577,146	25,692	1.63	797,954	17,610	2.21	465,484	13,132	2.82
Tax-exempt investment securities (2)(4)	463,526	12,468	2.69	342,000	10,395	3.04	204,375	7,177	3.51
Total securities held for investment (2)	2,040,672	38,160	1.87	1,139,954	28,005	2.46	669,859	20,309	3.03
Other	52,617	91	0.17	73,255	262	0.36	21,289	450	2.11
Total interest earning assets (2)	$5,455,777	$181,392	3.32%	$4,765,154	$189,019	3.97%	$3,848,275	$185,707	4.83%
Other assets	324,779			370,687			352,765
Total assets	$5,780,556			$5,135,841			$4,201,040
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest checking deposits	$1,440,585	$4,208	0.29%	$1,108,997	$4,435	0.40%	$806,624	$4,723	0.59%
Money market deposits	946,784	2,006	0.21	844,137	3,696	0.44	766,812	7,549	0.98
Savings deposits	594,543	1,210	0.20	454,000	1,386	0.31	329,199	1,092	0.33
Time deposits	882,271	5,774	0.65	945,234	14,402	1.52	873,978	16,563	1.90
Total interest bearing deposits	3,864,183	13,198	0.34	3,352,368	23,919	0.71	2,776,613	29,927	1.08
Securities sold under agreements to repurchase	176,606	436	0.25	150,557	774	0.51	104,394	1,296	1.24
Federal funds purchased	8	—	—	51	1	1.96	370	11	2.97
Other short-term borrowings	15,143	115	0.76	6,738	139	2.06	20,192	540	2.67
Total short-term borrowings	191,757	551	0.29	157,346	914	0.58	124,956	1,847	1.48
Long-term debt	178,395	6,736	3.78	220,448	6,990	3.17	224,149	7,017	3.13
Total borrowed funds	370,152	7,287	1.97	377,794	7,904	2.09	349,105	8,864	2.54
Total interest-bearing liabilities	$4,234,335	$20,485	0.48%	$3,730,162	$31,823	0.85%	$3,125,718	$38,791	1.24%
Noninterest bearing deposits	974,044			832,038			586,100
Other liabilities	45,141			58,186			37,204
Shareholders’ equity	527,036			515,455			452,018
Total liabilities and shareholders’ equity	$5,780,556			$5,135,841			$4,201,040

Net interest income (2)		$160,907			$157,196			$146,916
Net interest spread (2)			2.84%			3.12%			3.59%
Net interest margin (2)			2.95%			3.30%			3.82%

Total deposits (5)	$4,838,227	$13,198	0.27%	$4,184,406	$23,919	0.57%	$3,362,713	$29,927	0.89%
Cost of funds (6)			0.39%			0.70%			1.05%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $11.2 million, $4.4 million, and $(316) thousand for the years ended December 31, 2021, 2020 and 2019, respectively. Loan purchase discount accretion was $3.3 million, $9.1 million, and $14.0 million for the years ended December 31, 2021, 2020 and 2019. Tax equivalent adjustments were $2.1 million, $2.1 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $2.5 million, $2.1 million and $1.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The federal statutory tax rate utilized was 21%.

(5)	Total deposits is the sum of total interest-bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as interest expense on deposits divided by average total deposits.
(6)	Cost of funds is calculated as total interest expense divided by the sum of average total deposits and borrowed funds.

Changes in Net Interest Income

Net interest income is impacted by changes in volume, interest rate, and the mix of interest earning assets and interest-bearing liabilities. The following table shows changes attributable to (i) changes in volume and (ii) changes in rate. Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2021, 2020, and 2019
	Year 2021 to 2020 Change due to			Year 2020 to 2019 Change due to
(dollars in thousands)	Volume	Yield/Cost	Net	Volume	Yield/Cost	Net
Increase (decrease) in interest income
Loans, including fees(1)	$(8,333)	$(9,278)	$(17,611)	$19,294	$(23,490)	$(4,196)
Taxable investment securities	13,645	(5,563)	8,082	7,814	(3,336)	4,478
Tax-exempt investment securities (1)	3,373	(1,300)	2,073	4,291	(1,073)	3,218
Total securities held for investment (1)	17,018	(6,863)	10,155	12,105	(4,409)	7,696
Other	(61)	(110)	(171)	418	(606)	(188)
Change in interest income (1)	8,624	(16,251)	(7,627)	31,817	(28,505)	3,312
Increase (decrease) in interest expense
Interest checking deposits	1,138	(1,365)	(227)	1,471	(1,759)	(288)
Money market deposits	412	(2,102)	(1,690)	688	(4,541)	(3,853)
Savings deposits	383	(559)	(176)	367	(73)	294
Time deposits	(902)	(7,726)	(8,628)	1,272	(3,433)	(2,161)
Total interest bearing deposits	1,031	(11,752)	(10,721)	3,798	(9,806)	(6,008)
Securities sold under agreements to repurchase	116	(454)	(338)	428	(950)	(522)
Federal funds purchased	—	(1)	(1)	(7)	(3)	(10)
Other short-term borrowings	101	(125)	(24)	(299)	(102)	(401)
Total short-term borrowings	217	(580)	(363)	122	(1,055)	(933)
Long-term debt	(1,460)	1,206	(254)	(117)	90	(27)
Total borrowed funds	(1,243)	626	(617)	5	(965)	(960)
Change in interest expense	(212)	(11,126)	(11,338)	3,803	(10,771)	(6,968)
Change in net interest income (1)	$8,836	$(5,125)	$3,711	$28,014	$(17,734)	$10,280
Percentage increase (decrease) in net interest income over prior period			2.4%			7.0%
(1) Tax equivalent

Our tax equivalent net interest income for the year ended December 31, 2021 was $160.9 million, an increase of $3.7 million, or 2%, as compared to $157.2 million for the year ended December 31, 2020. The increase was due to a decline of $11.3 million, or 36%, in interest expense, partially offset by a decline of $7.6 million, or 4%, in interest income. The change in interest expense was due primarily to a decline in interest bearing deposit costs of $10.7 million, or 45%, as a result of lower rates paid on such deposits, partially offset by increased costs from greater non-maturity deposit volumes. The change in interest income reflected a decline of $17.6 million, or 11%, in loan interest income from lower loan purchase discount accretion, which decreased $5.8 million, reduced loan volumes, and coupon rates at loan origination and re-pricing being generally lower than the existing portfolio. The decline in loan interest income was partially offset by increased net loan fee accretion of $6.8 million, primarily from PPP loans. Partially offsetting the lower loan interest income was an increase of $10.2 million, or 36%, in interest income earned from investment securities which reflected a larger volume of securities held for investment, partially offset by a decrease in yield from such securities.

The tax equivalent net interest margin for the year ended December 31, 2021 was 2.95%, or 35 basis points lower than the tax equivalent net interest margin of 3.30% for the year ended December 31, 2020. The tax equivalent yield on investment securities decreased by 59 basis points, while tax equivalent yield on loans decreased 27 basis points. The resulting yield on interest-earning assets for the year ended December 31, 2021 was 65 basis points lower than the year ended December 31, 2020, which primarily reflected the shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans, as well as the origination and re-pricing of loans at generally lower coupon rates compared to existing portfolio coupon rates. The cost of interest-bearing deposits decreased 37 basis points, while the average cost of borrowings was lower by 12 basis points for the year ended December 31, 2021, compared to the year ended December 31, 2020. Our lower deposit costs for the year ended December 31, 2021, compared to the year ended December 31, 2020 were a result of lower market interest rates as a result of the continuation of the target federal funds interest rate of 0.0% - 0.25% in response to the COVID-19 pandemic, as well as the origination and re-pricing of time deposits at lower rates than the existing portfolio.

Credit Loss (Benefit) Expense
We recorded credit loss benefit of $7.3 million during 2021 compared to credit loss expense of $28.4 million in 2020, a decrease of $35.7 million, or 125.9%. The Company recorded credit loss expense of $28.4 million in 2020 primarily due to the impact of economic uncertainty stemming from the COVID-19 pandemic on forecasted economic conditions. The credit loss benefit recorded in 2021 reflected overall improvements in forecasted economic conditions and improvement in the credit risk profile, coupled with net loan recoveries of $0.4 million in the year ended December 31, 2021 as compared to net loan charge-offs of $5.3 million in the year ended December 31, 2020. The economic forecasts utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy.
Noninterest Income
The following table sets forth the various categories of noninterest income for the years ended December 31, 2021, 2020, and 2019.

	For the Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Investment services and trust activities	$11,675	$9,632	$2,043	21.2%	$9,632	$8,040	$1,592	19.8%
Service charges and fees	6,259	6,178	81	1.3	6,178	7,452	(1,274)	(17.1)
Card revenue	7,015	5,719	1,296	22.7	5,719	5,594	125	2.2
Loan revenue	12,948	10,185	2,763	27.1	10,185	3,789	6,396	168.8
Bank-owned life insurance	2,162	2,226	(64)	(2.9)	2,226	1,877	349	18.6
Insurance commissions	—	—	—	—	—	734	(734)	(100.0)
Investment securities gains, net	242	184	58	31.5	184	90	94	104.4
Other	2,152	4,496	(2,344)	(52.1)	4,496	3,670	826	22.5
Total noninterest income	$42,453	$38,620	$3,833	9.9%	$38,620	$31,246	$7,374	23.6%

Total noninterest income for the year ended December 31, 2021 was $42.5 million, an increase of $3.8 million, or 9.9%, from $38.6 million during the same period of 2020. This increase was primarily due to increases in loan revenue, investment services and trust activities, and card revenue of $2.8 million, $2.0 million and $1.3 million, respectively. The increase in loan revenue was primarily due to an increase of $1.4 million in the fair value of our mortgage servicing rights in 2021, compared with a decline of $1.9 million during the same period of 2020. Investment services and trust activities revenue was positively impacted by improvements in the financial markets and increased assets under administration, while the increase in card revenue primarily reflected an increase in transaction volumes and transaction margins in the year ended December 31, 2021, as compared to the year ended December 31, 2020. Partially offsetting the identified increases in noninterest income was a decrease in ‘Other’ noninterest income of $2.3 million, which was primarily due to a decline in income from our commercial loan back-to-back swap program.

Noninterest Expense
The following table sets forth the various categories of noninterest expense for the years ended December 31, 2021, 2020, and 2019.

	For the Year Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change	2020	2019	$ Change	% Change
Compensation and employee benefits	$69,937	$66,397	$3,540	5.3%	$66,397	$65,660	$737	1.1%
Occupancy expense of premises, net	9,274	9,348	(74)	(0.8)	9,348	8,647	701	8.1
Equipment	7,816	7,865	(49)	(0.6)	7,865	7,717	148	1.9
Legal and professional	5,256	6,153	(897)	(14.6)	6,153	8,049	(1,896)	(23.6)
Data processing	5,216	5,362	(146)	(2.7)	5,362	4,579	783	17.1
Marketing	4,022	3,815	207	5.4	3,815	3,789	26	0.7
Amortization of intangibles	5,357	6,976	(1,619)	(23.2)	6,976	5,906	1,070	18.1
FDIC insurance	1,572	1,858	(286)	(15.4)	1,858	690	1,168	169.3
Communications	1,332	1,746	(414)	(23.7)	1,746	1,701	45	2.6
Foreclosed assets, net	233	150	83	55.3	150	580	(430)	(74.1)
Other	6,577	8,723	(2,146)	(24.6)	8,723	10,217	(1,494)	(14.6)
Goodwill impairment	—	31,500	(31,500)	N/A	31,500	—	31,500	N/A
Total noninterest expense	$116,592	$149,893	$(33,301)	(22.2)%	$149,893	$117,535	$32,358	27.5%

	For the Year Ended December 31,
(dollars in thousands)	2021	2020	2019
Merger-related expenses:
Compensation and employee benefits	$—	$—	$5,435
Occupancy expense of premises, net	—	7	117
Equipment	18	—	366
Legal and professional	202	—	2,762
Data processing	—	44	90
Other	4	10	360
Total impact of merger-related expenses to noninterest expense	$224	$61	$9,130
Noninterest expense for the year ended December 31, 2021 was $116.6 million, a decrease of $33.3 million, or 22.2%, from $149.9 million for the year ended December 31, 2020, primarily due to a $31.5 million goodwill impairment charge recorded in the third quarter of 2020 that did not recur in 2021. Excluding the goodwill impairment, noninterest expense decreased $1.8 million, or 1.5%, from the prior year end, largely due to decreases of $2.1 million, $1.6 million, and $0.9 million in ‘Other’ noninterest expense, amortization of intangibles, and legal and professional expenses, respectively. The decline in ‘Other’ noninterest expense was principally due to a reduction in tax credit partnership investment amortization of $1.9 million, coupled with a $0.8 million loss from termination of a cash flow hedge recognized in 2020 that did not recur in 2021. The decline in the amortization of intangibles reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets. The decline in legal and professional expenses was primarily due to a reduction in loan legal expenses and non-recurring audit fees. Partially offsetting these identified declines in noninterest expense was an increase of $3.5 million in compensation and employee benefits that primarily stemmed from increased incentive and commission expense, normal annual increases, and increased share-based compensation expense.
Full-time equivalent employee levels were 731, 757, and 771 at December 31, 2021, 2020 and 2019, respectively.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 22.3% for 2021 compared with 50.2% for 2020. Excluding non-deductible goodwill impairment, the effective income tax rate for the full year 2020 was 14.9%. The increase in income taxes is reflective of the increase in taxable income and a reduction in tax credits for the year ended December 31, 2021 as compared to the prior year end. The Company’s effective tax rate is lower than its combined statutory tax rate due to benefits related to tax-exempt interest and bank-owned life insurance.

Financial Condition
Following is a table that represents the major categories of the Company’s balance sheet as of the dates indicated:

	December 31,	December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Assets
Cash and cash equivalents	$203,830	$82,659	$121,171	146.6%
Loans held for sale	12,917	59,956	(47,039)	(78.5)
Debt securities available for sale	2,288,110	1,657,381	630,729	38.1
Loans held for investment, net of unearned income	3,245,012	3,482,223	(237,211)	(6.8)
Allowance for credit losses	(48,700)	(55,500)	6,800	(12.3)
Total loans held for investment, net	3,196,312	3,426,723	(230,411)	(19.1)
Other assets	323,959	329,929	(5,970)	(1.8)
Total assets	$6,025,128	$5,556,648	$468,480	8.4%
Liabilities and Shareholders’ Equity
Total deposits	$5,114,519	$4,547,049	$567,470	12.5%
Total borrowings	336,247	439,480	(103,233)	(23.5)
Other liabilities	46,887	54,869	(7,982)	(14.5)
Total shareholders’ equity	527,475	515,250	12,225	2.4
Total liabilities and shareholders’ equity	$6,025,128	$5,556,648	$468,480	8.4%

Debt Securities
The composition of debt securities available for sale was as follows:

	December 31,
(dollars in thousands)	2021		2020
Debt securities available for sale	Balance	% of Total	Balance	% of Total
U.S. Government agencies and corporations	$266	—%	$361	—%
States and political subdivisions	765,742	33.5	628,346	37.9
Mortgage-backed securities	100,626	4.4	94,018	5.7
Collateralized mortgage obligations	768,899	33.6	565,836	34.1
Corporate debt securities	652,577	28.5	368,820	22.3
Fair value of debt securities available for sale	$2,288,110	100.0%	$1,657,381	100.0%
Our investment securities portfolio is managed to provide a source of both liquidity and earnings. The size of the portfolio varies along with fluctuations in levels of deposits and loans. We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, expected cash flows and prepayment risk, as well as the liquidity position and the interest rate risk profile of the Company.
Debt securities available for sale are carried at fair value. As of December 31, 2021, the fair value of our debt securities available for sale was $2.3 billion, an increase of $0.6 billion from $1.7 billion at December 31, 2020, primarily driven by the excess liquidity generated by the increased levels of deposit balances that were deployed into investment security purchases. There were $19.0 million of gross unrealized gains and $31.0 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $12.0 million at December 31, 2021.
As of December 31, 2021 and 2020, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities issued by government-sponsored enterprises (“GSEs”) such as the Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, Government National Mortgage Corporation and private entities. GSE issues are predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the issuer. The receipt of principal, at par, and interest on these securities is guaranteed by the respective GSE, and as such the Company believes exposure for credit-related losses from its mortgage-backed securities and collateralized mortgage obligations is reduced. Further, the Company owns several privately issued collateralized mortgage obligations. These securities are structured with high levels of credit enhancement and carry the highest ratings from the one or more of the major statistical credit rating agencies. The Company’s holdings of corporate bonds are primarily comprised of securities that are rated in one of the three highest rating categories by at least one of the major statistical credit rating agencies. In evaluating corporate bonds, the company considers each issuers’ financial performance, liquidity, capital position and other company fundamentals in evaluating corporate securities. Similarly, the majority of the Company’s municipal holdings carry ratings in the top three ratings categories of one of the major statistical credit rating agencies. Relating to the Company’s holdings of non-rated municipal bonds, these issuers are predominantly located in the Company’s market area in the upper Midwest. In general, the small issue size of the non-rated bond offerings makes the cost obtaining a credit rating prohibitively expensive, which explains the lack of a credit rating.

Loans
The composition of our loan portfolio by type of loan was as follows:

	As of December 31,
	2021		2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Agricultural	$103,417	3.2%	$116,392	3.3%
Commercial and industrial	902,314	27.8	1,055,488	30.3
Commercial real estate	1,704,541	52.5	1,732,361	49.8
Residential real estate	466,322	14.4	499,106	14.3
Consumer	68,418	2.1	78,876	2.3
Loans held for investment, net of unearned income	$3,245,012	100.0%	$3,482,223	100.0%
Loans held for sale	$12,917		$59,956
Loans held for investment, net of unearned income, decreased $237.2 million, or 6.8%, to $3.25 billion as of December 31, 2021 from $3.48 billion at December 31, 2020, primarily as a result of PPP loan forgiveness. As of December 31, 2021, the amortized cost basis of PPP loans was $30.8 million, or 1.0% of loans held for investment, as compared to $259.3 million, or 7.4%, at December 31, 2020. As of December 31, 2021, PPP loan balances in the agricultural and commercial and industrial loan portfolio segments were $0.1 million and $30.7 million, respectively, compared to $1.5 million and $257.8 million as of December 31, 2020. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.03 billion and $931.5 million as of December 31, 2021 and December 31, 2020, respectively.
Our loan to deposit ratio decreased to 63.45% as of December 31, 2021 as compared to 76.58% as of December 31, 2020. The loan to deposit ratio fell when compared to the prior year-end primarily due to PPP loan forgiveness and deposit growth that was principally utilized to purchase debt securities.
The following table sets forth remaining maturities and rate types of loans at December 31, 2021:

						Maturities Within		Maturities After
						One Year		One Year
	Due Within	Due In	Due In	Due After		Fixed	Variable	Fixed	Variable
(dollars in thousands)	1 Year	1-5 Years	5-15 Years	15 Years	Total	Rates	Rates	Rates	Rates
Agricultural	$65,038	$28,331	$8,709	$1,339	$103,417	$15,716	$49,322	$31,163	$7,216
Commercial and industrial	147,407	291,985	307,003	155,919	902,314	47,110	100,297	475,121	279,786
Commercial real estate:
Construction & development	43,879	78,028	49,865	388	172,160	26,980	16,899	83,305	44,976
Farmland	15,384	47,253	60,119	21,917	144,673	13,675	1,709	88,067	41,222
Multifamily	8,516	107,806	128,181	—	244,503	8,403	113	161,792	74,195
Commercial real estate-other	89,980	466,223	554,539	32,463	1,143,205	78,497	11,483	581,701	471,524
Total commercial real estate	157,759	699,310	792,704	54,768	1,704,541	127,555	30,204	914,865	631,917
Residential real estate:
One- to four- family first liens	8,949	79,141	84,924	160,294	333,308	4,050	4,899	177,863	146,496
One- to four- family junior liens	3,466	20,665	105,941	2,942	133,014	1,374	2,092	57,735	71,813
Total residential real estate	12,415	99,806	190,865	163,236	466,322	5,424	6,991	235,598	218,309
Consumer	7,493	43,267	17,568	90	68,418	2,846	4,647	60,085	840
Total loans	$390,112	$1,162,699	$1,316,849	$375,352	$3,245,012	$198,651	$191,461	$1,716,832	$1,138,068

Of the $1.33 billion of variable rate loans, approximately $751.2 million, or 56.5%, are subject to interest rate floors, with a weighted average floor rate of 3.75%.
Nonperforming Assets
The following table sets forth information concerning nonperforming assets at December 31 for each of the years indicated:

	December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans held for investment	$31,540	$41,950
Accruing loans contractually past due 90 days or more	—	739
Total nonperforming loans	31,540	42,689
Foreclosed assets, net	357	2,316
Total nonperforming assets	$31,897	$45,005

Nonaccrual loans ratio(1)	0.97%	1.20%
Nonperforming loans ratios(2)	0.97%	1.23%
Nonperforming assets ratio(3)	0.53%	0.81%

(1) Nonaccrual loans ratio is calculated as nonaccrual loans divided by loans held for investment, net of unearned income, at the end of the period.
(2 Nonperforming loans ratio is calculated as total nonperforming loans divided by loans held for investment, net of unearned income, at the end of the period.
(3) Nonperforming assets ratio is calculated as total nonperforming assets divided by total assets at the end of the period.
Total nonperforming assets were $31.9 million at December 31, 2021, compared to $45.0 million at December 31, 2020, a $13.1 million, or 29.1%, decrease. Nonperforming loans decreased from $42.7 million, or 1.23% of total loans, at December 31, 2020, to $31.5 million, or 0.97% of total loans, at December 31, 2021, while foreclosed assets, net, decreased $2.0 million, or 84.6%, during 2021. The nonperforming assets ratio fell 28 basis points from 0.81% at December 31, 2020, to 0.53% at December 31, 2021. These declines are representative of the improvements made in the overall asset quality in 2021. Foreclosed assets, net, are carried at the lower of cost or fair value less estimated costs of disposal. Additional discounts could be required to market and sell the properties, resulting in a write down through expense.
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
When a loan officer originates a new loan, based upon proper loan authorization, they document the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. This information is used in the determination of the initial loan risk rating. The Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Credit relationships with larger exposure may pose incrementally higher risks. As a result, the Bank's loan review department is required to review all credit relationships with total exposure of $5.0 million or more at least annually. In addition, the individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current and anticipated performance of the loan. The results of such reviews are presented to both executive management and the audit committee of the Company's board of directors.
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

Loan Modifications
A TDR is a modification of the terms of a loan when a borrower is troubled (i.e., experiencing financial difficulties) and we grant a concession to the borrower that we would not otherwise consider. Prior to granting a concession we consider the borrower’s past loan payment performance, credit history, the individual circumstances surrounding the troubled borrower, and the troubled borrower’s plan to meet the terms of the loan in the future. Generally, short-term deferral of required payments is not considered a concession.
If a loan whose terms have been modified in a TDR has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days or more past due or nonaccrual totals. During the year ended December 31, 2021, the Company modified 10 loans that were considered TDRs. See Note 1. Nature of Business and Significant Accounting Policies for additional information on factors considered related to concessions and Note 4. Loans Receivable and the Allowance for Credit Losses for details pertaining to loan modifications that were a result of COVID-19 that were not deemed to be TDRs.

Allowance for Credit Losses
The following table shows activity affecting the allowance for credit losses:

	Year ended December 31,
(dollars in thousands)	2021	2020
Loans held for investment, net of unearned income	$3,245,012	$3,482,223
Average loans held for investment, net of unearned income	$3,362,488	$3,551,945

Allowance for Credit Losses Roll-forward:
Allowance for credit losses at beginning of period	$55,500	$29,079
Charge-offs:
Agricultural	$170	$1,051
Commercial and industrial	1,015	2,502
Commercial real estate	602	2,317
Residential real estate	107	186
Consumer	438	737
Total charge-offs	2,332	6,793
Recoveries:
Agricultural	149	130
Commercial and industrial	1,604	1,055
Commercial real estate	742	124
Residential real estate	88	49
Consumer	185	170
Total recoveries	2,768	1,528
Credit loss (benefit) expense	$(7,236)	$27,702
Day 1 transition adjustment from adoption of ASC 326(1)	$—	$3,984
Allowance for credit losses at end of period	$48,700	$55,500

Net (Recoveries) Charge-offs:
Agricultural	$21	$921
Commercial and industrial	(589)	1,447
Commercial real estate	(140)	2,193
Residential real estate	19	137
Consumer	253	567
Net (recoveries) charge-offs	$(436)	$5,265

Agricultural	—%	0.03%
Commercial and industrial	(0.02)%	0.04%
Commercial real estate	—%	0.06%
Residential real estate	—%	—%
Consumer	0.01%	0.02%
Net (recovery) charge-off ratio(2)	(0.01)%	0.15%

Allowance for credit losses ratio(3)	1.50%	1.59%
Adjusted allowance for credit losses ratio(4)	1.52%	1.72%
Allowance for credit losses to nonaccrual loans ratio(5)	154.41%	132.30%

(1) Day 1 transition adjustment reflects the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020. Such adoption resulted in the recognition of cumulative effect adjustments of $4.0 million related to the allowance for credit losses for loans and $3.4 million related to the liability for off-balance sheet credit exposures.

(2) Net charge-off ratio is calculated as net charge-offs divided by average loans held for investment, net of unearned income during the period.
(3) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(4) Non-GAAP financial measure. See the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
(5) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.

The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment as of December 31 for each of the years indicated:

	December 31,
	2021		2020
(dollars in thousands)	Allowance for Credit Losses	% of Total	Allowance for Credit Losses	% of Total
Agricultural	$667	3.2%	$1,346	3.3%
Commercial and industrial	17,294	27.8	15,689	30.3
Commercial real estate	26,120	52.5	32,640	49.8
Residential real estate	4,010	14.4	4,882	14.3
Consumer	609	2.1	943	2.3
Total	$48,700	100.0%	$55,500	100.0%
Actual Results: Our ACL as of December 31, 2021 was $48.7 million, which was 1.50% of loans held for investment, net of unearned income, as of that date. This compares with an ACL of $55.5 million as of December 31, 2020, which was 1.59% of loans held for investment, net of unearned income. The ACL at December 31, 2021 and December 31, 2020 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA. When adjusted for the impact of PPP loans, the ratio of the ACL as a percentage of loans held for investment, net of unearned income, as of December 31, 2021 was 1.52%, a decrease of 20 basis points from the prior year’s ratio of 1.72% (a non-GAAP financial measure - see "Non-GAAP Presentations"). The decline in the ACL is reflective of overall improvements in forecasted economic conditions and improvement of the credit risk profile. The liability for off-balance sheet credit exposures totaled $4.0 million as of December 31, 2021 and $4.1 million as of December 31, 2020 and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss benefit related to loans of $7.2 million for the year ended December 31, 2021 as compared to credit loss expense of $27.7 million for the year ended December 31, 2020. Gross charge-offs for the year ended December 31, 2021 were $2.3 million, while there were $2.8 million in recoveries of previously charged-off loans. The ratio of net loan charge offs to average loans for the year ended December 31, 2021 declined to (0.01)%, a net recovery, compared to 0.15% for the year ended December 31, 2020 and was the lowest level experienced over the last five years.
Economic Forecast: At December 31, 2021, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next three forecasted quarters, followed by an increase in the fourth forecasted quarter; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. The economic forecast loss driver data exhibited overall improvements in forecasted economic conditions compared to December 31, 2020.
Loan Policy: We review all nonaccrual loans greater than $250,000 individually on a quarterly basis to estimate the appropriate allowance due to collateral deficiency. Reasonably expected TDRs and executed non-performing TDRs greater than $250,000 are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status.

Based on the inherent risk in the loan portfolio, management believed that as of December 31, 2021, the ACL was adequate; however, there is no assurance that loan credit losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses for additional information related to the allowance for credit losses.

Deposits
The composition of deposits was as follows:

	As of December 31, 2021		As of December 31, 2020
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$1,005,369	19.6%	$910,655	20.0%
Interest checking deposits	1,619,136	31.6%	1,351,641	29.7%
Money market deposits	939,523	18.4%	918,654	20.2%
Savings deposits	628,242	12.3%	529,751	11.7%
Total non-maturity deposits	4,192,270	81.9%	3,710,701	81.6%
Time deposits of $250 and under	505,392	9.9%	581,471	12.8%
Time deposits of over $250	416,857	8.2%	254,877	5.6%
Total time deposits	$922,249	18.1%	$836,348	18.4%
Total deposits	$5,114,519	100.0%	$4,547,049	100.0%
Deposits increased $567.5 million from December 31, 2020, or 12.5%, reflecting the combination of fiscal stimulus and the deposit of PPP loan proceeds, which were generally deposited into customer accounts at the Bank. Approximately 81.9% of our total deposits were considered “core” deposits as of December 31, 2021, compared to 81.6% at December 31, 2020. We consider core deposits to be the total of all deposits other than certificates of deposit and non-reciprocal brokered money market deposits.
The following table shows the composition and average balance of deposits for the indicated years:

	Year Ended December 31,
	2021			2020
	Average	%	Average	Average	%	Average
(dollars in thousands)	Balance	Total	Rate	Balance	Total	Rate
Non-interest-bearing deposits	$974,044	20.1%	N/A	$832,038	19.9%	N/A
Interest-bearing checking and money market	2,387,369	49.4	0.26%	1,953,134	46.7	0.42%
Savings deposits	594,543	12.3	0.20	454,000	10.8	0.31
Time deposits	882,271	18.2	0.65	945,234	22.6	1.52
Total deposits	$4,838,227	100.0%	0.27%	$4,184,406	100.0%	0.57%
Time deposits of $250,000 and over, which represents the U.S. time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured, had the following maturities at December 31, 2021:

(in thousands)
Three months or less	$138,071
Over three through six months	100,629
Over six months through one year	106,865
Over one year	73,793
Total	$419,358
Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt for the periods presented.

	Year Ended December 31,
(dollars in thousands)	2021	2020
Securities sold under agreements to repurchase	$181,368	$174,289
Federal home loan bank advances	—	56,500
Total short-term borrowings	$181,368	$230,789

Junior subordinated notes issued to capital trusts	41,940	41,763
Subordinated debentures	63,875	74,634
Finance lease payable	951	1,096
Federal home loan bank borrowings	48,113	91,198
Total long-term debt	$154,879	$208,691
See Note 11. Short-Term Borrowings and Note 12. Long-Term Debt to our consolidated financial statements for additional information related to short-term borrowings and long-term debt.

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

The following table summarizes the Bank’s commitments by expiration period, as of December 31, 2021:

		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$1,014,397	$323,253	$258,271	$86,982	$345,891
Commitments to sell loans	12,917	12,917	—	—	—
Standby letters of credit	16,342	—	5,826	648	9,868
Total	$1,043,656	$336,170	$264,097	$87,630	$355,759
Capital Resources
Contractual Obligations
We are a party to many contractual financial obligations, including repayments of deposits and borrowings and payments for noncancellable operating lease and finance lease obligations. The table below summarizes certain future financial obligations of the Company due by period, as of December 31, 2021:

Contractual Obligations		Less than	1 to 3	3 to 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Time certificates of deposit	$922,249	$687,934	$194,278	$35,846	$4,191
Federal funds purchased, repurchase agreements, and FHLB overnight advances	181,368	181,368	—	—	—
FHLB borrowings	48,113	31,062	17,051	—	—
Junior subordinated notes issued to capital trusts	41,940	—	—	—	41,940
Subordinated debentures	63,875	—	—	—	63,875
Noncancellable operating leases and finance lease obligations	6,105	1,300	2,159	826	1,820
Total	$1,263,650	$901,664	$213,488	$36,672	$111,826
Shareholders’ Equity & Capital Adequacy
The following table summarizes certain capital ratios and per share amounts of the Company for the periods presented:

	December 31, 2021	December 31, 2020
Total shareholders’ equity to total assets ratio	8.75%	9.27%
Tangible common equity ratio(1)	7.49%	7.82%
Total capital/risk-weighted assets	13.09%	13.41%
Tier 1 capital/risk-weighted assets	10.83%	10.70%
Common equity tier 1 capital/risk-weighted assets	9.94%	9.72%
Tier 1 leverage capital/average assets	8.67%	8.50%
Book value per share	$33.66	$32.17
Tangible book value per share(1)	$28.40	$26.69
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.

Shareholders’ Equity: Total shareholders’ equity was $527.5 million as of December 31, 2021, compared to $515.3 million as of December 31, 2020, an increase of $12.2 million, or 2.37%, primarily as a result of an increase in retained earnings, partially offset by accumulated other comprehensive loss and an increase in treasury stock.
Capital Adequacy: The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. Pursuant to the Basel III Rules, the Company and the Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and a leverage ratio consisting of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). As of December 31, 2021, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized (including the capital conservation buffer). See Note 17. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our consolidated financial statements for additional information related to our regulatory capital ratios.
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
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2021, May 15, 2021, and August 15, 2021 in the amounts of 65,168, 11,231, and 7,667, respectively. Additionally, during the year ended 2021, 54,233 whole restricted stock units were vested in connection with the vesting of previously awarded grants of restricted stock units, of which 4,326 shares were surrendered by grantees to satisfy tax requirements, and 9,544 unvested restricted stock units were forfeited. Additionally, officers and directors received cash in lieu of 33 fractional restricted stock units vested during 2021.
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

Cash and cash equivalents are summarized in the table below:

	Year Ended December 31,
(dollars in thousands)	2021	2020
Cash and due from banks	$42,949	$65,078
Interest-bearing deposits	160,881	17,409
Federal funds sold	—	172
Total	$203,830	$82,659
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $111.6 million for the year ended December 31, 2021 and $9.2 million for the year ended December 31, 2020.
As of December 31, 2021, we had outstanding commitments to extend credit to borrowers of $1.01 billion, standby letters of credit of $16.3 million, and commitments to sell loans of $12.9 million. Certificates of deposit maturing in one year or less totaled $687.9 million as of December 31, 2021. We believe that a significant portion of these deposits will remain with us upon maturity.
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

Return on Average Tangible Equity	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net income	$69,486	$6,623	$43,630
Intangible amortization, net of tax(1)	4,018	5,232	4,430
Goodwill impairment	—	31,500	—
Tangible net income	$73,504	$43,355	$48,060

Average shareholders’ equity	$527,036	$515,455	$452,018
Average intangible assets, net	(84,927)	(113,978)	(108,242)
Average tangible equity	$442,109	$401,477	$343,776

Return on average equity	13.18%	1.28%	9.65%
Return on average tangible equity(2)	16.63%	10.80%	13.98%
(1) Computed on a tax-equivalent basis, assuming an income tax rate of 25%.
(2) Tangible net income divided by average tangible equity

Tangible Common Equity / Tangible Book Value Per Share/ Tangible Common Equity Ratio	As of December 31,
(Dollars in thousands, except per share data)	2021	2020	2019
Total shareholders’ equity	$527,475	$515,250	$508,982
Intangible assets, net	(82,362)	(87,719)	(124,136)
Tangible common equity	$445,113	$427,531	$384,846

Total assets	$6,025,128	$5,556,648	$4,653,573
Intangible assets, net	(82,362)	(87,719)	(124,136)
Tangible assets	$5,942,766	$5,468,929	$4,529,437

Book value per share	$33.66	$32.17	$31.49
Tangible book value per share(1)	$28.40	$26.69	$23.81
Shares outstanding	15,671,147	16,016,780	16,162,176

Equity to assets ratio	8.75%	9.27%	10.94%
Tangible common equity ratio(2)	7.49%	7.82%	8.50%
(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

Net Interest Margin, Tax Equivalent / Core Net Interest Margin	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Net interest income	$156,281	$152,964	$143,650
Tax equivalent adjustments:
Loans(1)	2,105	2,096	1,785
Securities(1)	2,521	2,136	1,481
Net interest income, tax equivalent	$160,907	$157,196	$146,916
Loan purchase discount accretion	(3,344)	(9,098)	(13,977)
Core net interest income	$157,563	$148,098	$132,939

Net interest margin	2.86%	3.21%	3.73%
Net interest margin, tax equivalent(2)	2.95%	3.30%	3.82%
Core net interest margin(3)	2.89%	3.11%	3.45%
Average interest earning assets	$5,455,778	$4,765,154	$3,848,275
(1) The federal statutory tax rate utilized was 21%.
(2) Tax equivalent net interest income divided by average interest earning assets.
(3) Core net interest income divided by average interest earning assets.

Efficiency Ratio	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Total noninterest expense	$116,592	$149,893	$117,535
Amortization of intangibles	(5,357)	(6,976)	(5,906)
Merger-related expenses	(224)	(61)	(9,130)
Goodwill impairment	—	(31,500)	—
Noninterest expense used for efficiency ratio	$111,011	$111,356	$102,499

Net interest income, tax equivalent(1)	$160,907	$157,196	$146,916
Noninterest income	42,453	38,620	31,246
Investment securities gains, net	(242)	(184)	(90)
Net revenues used for efficiency ratio	$203,118	$195,632	$178,072

Efficiency ratio(2)	54.65%	56.92%	57.56%
(1) Computed on a tax-equivalent basis, assuming a federal income tax rate of 21%.
(2) Noninterest expense adjusted for amortization of intangibles, merger-related expenses, and goodwill impairment divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

Adjusted Allowance for Credit Losses Ratio	As of December 31,
(Dollars in thousands)	2021	2020
Loans held for investment, net of unearned income	$3,245,012	$3,482,223
PPP loans	$(30,841)	$(259,260)
Core loans	$3,214,171	$3,222,963
Allowance for credit losses	$48,700	$55,500

Allowance for credit losses ratio	1.50%	1.59%
Adjusted allowance for credit losses ratio(1)	1.52%	1.72%
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
Net cash inflows from operating activities were $111.6 million during 2021, compared with $9.2 million in 2020 and $47.3 million in 2019. Net cash outflows from investing activities were $428.3 million during 2021, compared with net cash outflows of $867.4 million in 2020 and net cash inflows of $72.7 million in 2019. Net cash inflows from financing activities were $437.9 million during 2021, compared with net cash inflows of $867.5 million in 2020, and net cash outflows of $92.1 million in 2019.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:

•Federal Funds Lines
•Federal Reserve Bank Discount Window
•FHLB Borrowings

•Brokered Deposits
•Brokered Repurchase Agreements

Federal Funds Lines: Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. Currently, the Bank maintains several unsecured federal funds lines totaling $155.0 million, which are tested annually to ensure availability.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2021, the Bank had municipal securities with an approximate market value of $65.2 million pledged for liquidity purposes, and had a borrowing capacity of $60.2 million. There were no outstanding borrowings through the FRB Discount Window at December 31, 2021.
FHLB Borrowings: FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit established by the FHLBDM is 45% of total assets. As of December 31, 2021, the Bank had $48.1 million in outstanding FHLB borrowings, leaving $472.6 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).
Brokered Deposits and Reciprocal Deposits: The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company did not hold any non-reciprocal brokered deposits at December 31, 2021.
Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At December 31, 2021, the Company had $3.4 million of reciprocal time deposits through the CDARS program and $35.4 million of reciprocal non-maturity deposits through the ICS program that qualified for the brokered deposit exemption.

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10.0% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2021.
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points (the effects of which are not meaningful as of December 31, 2021 and December 31, 2020 in the current low interest rate environment), or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2021
Dollar change	N/A	N/A	$(996)	$(2,237)
Percent change	N/A	N/A	(0.7)%	(1.5)%

December 31, 2020
Dollar change	N/A	N/A	$2,667	$4,167
Percent change	N/A	N/A	1.8%	2.8%
As of December 31, 2021, 35.0% of the Company’s interest-earning asset balances will reprice or are expected to pay down in the next 12 months, and 51.3% of the Company’s deposit balances are low cost or no cost deposits.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
At December 31, 2021, the Company’s total loans were $3.3 billion and the associated allowance for credit losses was $48.7 million. As explained in Note 1 of the consolidated financial statements, the allowance for credit losses consists of reserves for expected losses over the life of the loans that have been identified by management related to specific borrowing relationships that are collateral dependent financial assets evaluated for impairment (individual basis), as well as expected credit losses inherent in the loan portfolio that are not specifically identified (pool basis). The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (DCF) method or a loss-rate method to estimate expected credit losses which includes adjustments for forecast periods. In addition, management utilizes qualitative factors to adjust the calculated allowance for credit losses as appropriate. Qualitative factors are based on management’s judgement of a company, market, industry, or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecast of economic conditions.

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
•We tested the completeness, accuracy, and relevance of the data inputs used by management as a basis for the qualitative factors by agreeing them to internal and external data sources.
•We tested management’s process and evaluated the reasonableness of their inputs and assumptions by evaluating the reasonableness of the qualitative factor adjustments, including the magnitude and directional consistency of the adjustments.

/s/ RSM US LLP
We have served as the Company’s auditor since 2013.
Des Moines, Iowa
March 10, 2022

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2021	2020
ASSETS
Cash and due from banks	$42,949	$65,078
Interest earning deposits in banks	160,881	17,409
Federal funds sold	—	172
Total cash and cash equivalents	203,830	82,659
Debt securities available for sale at fair value	2,288,110	1,657,381
Loans held for sale	12,917	59,956
Gross loans held for investment	3,252,194	3,496,790
Unearned income, net	(7,182)	(14,567)
Loans held for investment, net of unearned income	3,245,012	3,482,223
Allowance for credit losses	(48,700)	(55,500)
Total loans held for investment, net	3,196,312	3,426,723
Premises and equipment, net	83,492	86,401
Goodwill	62,477	62,477
Other intangible assets, net	19,885	25,242
Foreclosed assets, net	357	2,316
Other assets	157,748	153,493
Total assets	$6,025,128	$5,556,648

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$1,005,369	$910,655
Interest bearing deposits	4,109,150	3,636,394
Total deposits	5,114,519	4,547,049
Short-term borrowings	181,368	230,789
Long-term debt	154,879	208,691
Other liabilities	46,887	54,869
Total liabilities	5,497,653	5,041,398

Commitments and contingencies (Note 18)

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,671,147 and 16,016,780	16,581	16,581
Additional paid-in capital	300,940	300,137
Retained earnings	243,365	188,191
Treasury stock at cost, 909,870 and 564,237 shares	(24,546)	(14,251)
Accumulated other comprehensive (loss) income	(8,865)	24,592
Total shareholders' equity	527,475	515,250
Total liabilities and shareholders' equity	$6,025,128	$5,556,648
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Interest income
Loans, including fees	$141,036	$158,656	$163,163
Taxable investment securities	25,692	17,610	13,132
Tax-exempt investment securities	9,947	8,259	5,696
Other	91	262	450
Total interest income	176,766	184,787	182,441
Interest expense
Deposits	13,198	23,919	29,927
Short-term borrowings	551	914	1,847
Long-term debt	6,736	6,990	7,017
Total interest expense	20,485	31,823	38,791
Net interest income	156,281	152,964	143,650
Credit loss (benefit) expense	(7,336)	28,369	7,158
Net interest income after credit loss (benefit) expense	163,617	124,595	136,492
Noninterest income
Investment services and trust activities	11,675	9,632	8,040
Service charges and fees	6,259	6,178	7,452
Card revenue	7,015	5,719	5,594
Loan revenue	12,948	10,185	3,789
Bank-owned life insurance	2,162	2,226	1,877
Insurance commissions	—	—	734
Investment securities gains, net	242	184	90
Other	2,152	4,496	3,670
Total noninterest income	42,453	38,620	31,246
Noninterest expense
Compensation and employee benefits	69,937	66,397	65,660
Occupancy expense of premises, net	9,274	9,348	8,647
Equipment	7,816	7,865	7,717
Legal and professional	5,256	6,153	8,049
Data processing	5,216	5,362	4,579
Marketing	4,022	3,815	3,789
Amortization of intangibles	5,357	6,976	5,906
FDIC insurance	1,572	1,858	690
Communications	1,332	1,746	1,701
Foreclosed assets, net	233	150	580
Goodwill impairment	—	31,500	—
Other	6,577	8,723	10,217
Total noninterest expense	116,592	149,893	117,535
Income before income tax expense	89,478	13,322	50,203
Income tax expense	19,992	6,699	6,573
Net income	$69,486	$6,623	$43,630
Earnings per share:
Basic	$4.38	$0.41	$2.93
Diluted	$4.37	$0.41	$2.93
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Net income	$69,486	$6,623	$43,630

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain from debt securities available for sale:
Unrealized net holding (loss) gain on debt securities available for sale arising during the period	(45,032)	27,546	13,663
Reclassification adjustment for net gains included in net income	(242)	(184)	(87)
Income tax benefit (expense)	11,817	(7,142)	(3,543)
Unrealized net (loss) gain on debt securities available for sale, net of reclassification adjustment	(33,457)	20,220	10,033
Unrealized loss from cash flow hedging instruments:
Unrealized net holding loss in cash flow hedging instruments arising during the period	—	(1,002)	—
Reclassification adjustment for net loss in cash flow hedging instruments included in income	—	1,002	—
Income tax benefit	—	—	—
Unrealized net loss on cash flow hedge instruments, net of reclassification adjustment	—	—	—
Other comprehensive (loss) income, net of tax	$(33,457)	$20,220	$10,033
Comprehensive income	$36,029	$26,843	$53,663
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$12,463	$187,813	$168,951	$(6,499)	$(5,661)	$357,067
Net income	—	—	43,630	—	—	43,630
Other comprehensive income	—	—	—	—	10,033	10,033
Issuance of common stock for acquisition of ATBancorp (4,117,536 shares), net of offering expenses of $323 and liquidity discount of $2,355	4,118	109,236	—	—	—	113,354
Release/lapse of restriction on RSUs (31,354 shares, net)	—	(815)	—	712	—	(103)
Repurchase of common stock (166,729 shares)	—	—	—	(4,679)	—	(4,679)
Share-based compensation	—	1,156	—	—	—	1,156
Dividends paid on common stock ($0.8100 per share)	—	—	(11,476)	—	—	(11,476)
Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	$508,982
Cumulative effect of change in accounting principle (1)	—	—	(5,362)	—	—	(5,362)
Net income	—	—	6,623	—	—	6,623
Other comprehensive income	—	—	—	—	20,220	20,220
Acquisition fair value finalization (2)	—	2,355	—	—	—	2,355
Release/lapse of restriction on RSUs (34,032 shares, net)	—	(988)	—	839	—	(149)
Repurchase of common stock (179,428 shares)	—	—	—	(4,624)	—	(4,624)
Share-based compensation	—	1,380	—	—	—	1,380
Dividends paid on common stock ($0.8800 per share)	—	—	(14,175)	—	—	(14,175)
Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	$515,250
Net income	—	—	69,486	—	—	69,486
Other comprehensive loss	—	—	—	—	(33,457)	(33,457)
Release/lapse of restriction on RSUs (49,907 shares, net)	—	(1,350)	(30)	1,259	—	(121)
Repurchase of common stock (395,540 shares)	—	—	—	(11,554)	—	(11,554)
Share-based compensation	—	2,153	—	—	—	2,153
Dividends paid on common stock ($0.9000 per share)	—	—	(14,282)	—	—	(14,282)
Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	$527,475

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

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$69,486	$6,623	$43,630
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss (benefit) expense	(7,336)	28,369	7,158
Goodwill impairment	—	31,500	—
Depreciation, amortization, and accretion	1,566	4,555	2,751
Net change in premises and equipment due to writedown or sale	271	274	119
Share-based compensation	2,153	1,380	1,156
Net gain on sale or call of debt securities available for sale	(242)	(157)	(87)
Net gain on call of debt securities held to maturity	—	—	(3)
Net change in foreclosed assets due to writedown or sale	155	66	257
Net gain on sale of loans held for sale	(8,052)	(8,872)	(2,297)
Origination and participations purchased of loans held for sale	(293,235)	(438,215)	(115,694)
Proceeds from sales of loans held for sale	348,326	392,531	114,605
Gain on sale of assets of MidWestOne Insurance Services, Inc.	—	—	(1,076)
Increase in cash surrender value of bank-owned life insurance	(1,889)	(2,117)	(1,877)
Decrease (increase) in deferred income taxes, net	1,769	(5,225)	2,708
Change in:
Other assets	6,614	(5,065)	1,917
Other liabilities	(8,032)	3,512	(5,953)
Net cash provided by operating activities	$111,554	$9,159	$47,314
Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	$52,183	$27,391	$125,452
Proceeds from maturities and calls of debt securities available for sale	404,894	267,427	91,256
Purchases of debt securities available for sale	(1,137,996)	(1,139,747)	(289,743)
Proceeds from sales of debt securities held to maturity	—	—	1,381
Proceeds from maturities and calls of debt securities held to maturity	—	—	7,008
Net decrease (increase) in loans held for investment	251,856	(24,249)	88,960
Purchases of premises and equipment	(2,014)	(2,128)	(2,186)
Proceeds from sale of foreclosed assets	2,117	2,927	2,071
Proceeds from sale of premises and equipment	642	679	56
Proceeds of principal and earnings from bank-owned life insurance	—	259	—
Proceeds from sale of assets of MidWestOne Insurance Services, Inc.	—	—	1,175
Net cash acquired in business acquisition	—	—	47,315
Net cash (used in) provided by investing activities	$(428,318)	$(867,441)	$72,745
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	$567,302	$818,046	$25,723
Short-term borrowings	(49,421)	91,440	(92,834)
Proceeds from issuance of subordinated debt	—	65,000	—
Payments of subordinated debt issuance costs	(9)	(1,303)	—
Redemption of subordinated debentures	(10,835)	—	—
Payments on finance lease liability	(145)	(128)	(113)
Proceeds from Federal Home Loan Bank borrowings	—	—	25,000
Payments of Federal Home Loan Bank borrowings	(43,000)	(54,400)	(58,000)
Proceeds from other long-term debt	—	—	35,000
Payments of other long-term debt	—	(32,250)	(10,250)
Taxes paid relating to the release/lapse of restriction on RSUs	(121)	(149)	(103)
Dividends paid	(14,282)	(14,175)	(11,476)
Payment of stock issuance costs	—	—	(323)
Repurchase of common stock	(11,554)	(4,624)	(4,679)
Net cash provided by (used in) financing activities	$437,935	$867,457	$(92,055)
Net increase in cash and cash equivalents	$121,171	$9,175	$28,004
Cash and cash equivalents:
Beginning balance	82,659	$73,484	$45,480
Ending balance	$203,830	$82,659	$73,484

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(in thousands)	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$21,451	$31,558	$34,089
Cash paid during the period for income taxes	17,985	10,545	7,269
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$313	$1,603	$2,408
Investment securities purchased but not settled	2,480	2,330	—
Transfer of premises and equipment to assets held for sale	—	1,329	580
Transfer from debt securities held to maturity to available for sale	—	—	186,447
Initial recognition of operating lease right of use asset	—	—	2,892
Initial recognition of operating lease liability	—	—	2,892
Transfer due to adoption of ASU 2016-03, reclassified from Retained Earnings to Allowance for Credit Losses	—	5,362	—

Supplemental Schedule of non-cash investing activities from acquisition:
Noncash assets acquired:
Debt securities available for sale	$—	$—	$99,056
Loans	—	—	1,138,928
Premises and equipment	—	—	18,327
Goodwill	—	—	27,264
Core deposit intangible	—	—	23,539
Trust customer intangible	—	—	4,810
Bank-owned life insurance	—	—	18,759
Foreclosed assets	—	—	3,091
Other assets	—	—	23,889
Total noncash assets acquired	—	—	1,357,663

Liabilities assumed:
Deposits	—	—	1,089,355
Short-term borrowings	—	—	100,761
FHLB borrowings	—	—	42,770
Junior subordinated notes issued to capital trusts	—	—	17,555
Subordinated debentures	—	—	10,909
Other liabilities	—	—	29,951
Total liabilities assumed	$—	$—	$1,291,301

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Nature of Business and Significant Accounting Policies

Nature of business: MidWestOne Financial Group, Inc. (the “Company”), an Iowa Corporation formed in 1983, is a bank holding company under the BHCA and a financial holding company under the GLBA. It is headquartered in Iowa City, Iowa and owns all of the outstanding common stock of MidWestOne Bank (the “Bank”), Iowa City, Iowa, and, until its dissolution in December 2019, all of the common stock of MidWestOne Insurance Services, Inc., Oskaloosa, Iowa. The Bank is also headquartered in Iowa City, Iowa, and provides services to individuals, businesses, governmental units and institutional customers through a total of 56 banking offices in central and eastern Iowa, the Minneapolis/St. Paul metropolitan area in Minnesota, western and southwestern Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. Prior to the sale of its assets in June 2019, MidWestOne Insurance Services, Inc. provided personal and business insurance services in Cedar Falls, Conrad, Melbourne, Oskaloosa, Parkersburg, and Pella, Iowa. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The wealth management area of the Bank administers estates, personal trusts, and conservatorship accounts along with providing other management services to customers.

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

Risks and Uncertainties: The extent to which COVID-19 will continue to affect business operations, financial condition, credit quality, and results of operations will depend on future developments that cannot be predicted, including the duration and scope of the pandemic. The direct or indirect impact on employees, customers, counterparties, and service providers, as well as other market participants, is likely to continue through 2022 as the world attempts to gain control over the virus and emerging variants.

Accounting estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amount of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Investment securities: Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. As of December 31, 2021 and December 31, 2020, the Company held no debt securities classified as held to maturity. Debt securities not classified as held to maturity are classified as available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

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

Available for sale debt securities are recorded at fair value. Realized gain or losses on sales of available for sale debt securities are included in earnings. Available for sale debt securities with unrealized gains are excluded from earnings and included in other comprehensive income as a separate component of shareholders’ equity, net of tax. When the fair value of an available for sale debt security falls below the amortized cost basis, it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss would be recorded directly to earnings with a corresponding allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance would be reversed up to a maximum of the previously recorded credit losses. If the Company intends to sell an impaired available for sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment would be immediately recognized in earnings with no corresponding allowance for credit losses. Accrued interest receivable is excluded from the estimate of credit losses.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Guidance on Non-TDR Loan Modifications due to COVID-19: Section 4013 of the CARES Act, “Temporary Relief From Troubled Debt Restructurings,” as extended by the CAA, allowed financial institutions the option to temporarily suspend certain requirements under GAAP related to TDRs for a limited period of time during the COVID-19 pandemic. Under Section 4013 of the CARES Act, loan modifications that qualified for such suspension were those where the borrower was not more than 30 days past due as of December 31, 2019. In addition, the loan modification that was made in response to the COVID-19 pandemic had to include a deferral or delay in the payment of principal or interest, or change in the interest rate on the loan. In March 2020, various regulatory agencies, including the FRB and the FDIC, issued an interagency statement that was effective immediately, on loan modifications and reporting for financial institutions that worked with customers affected by COVID-19. The agencies confirmed with the staff of the FASB that short-term modifications that were made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, were not to be considered TDRs. This included short-term (e.g., six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that were insignificant. Borrowers considered current were those that were less than 30 days past due on their contractual payments at the time a modification program was implemented. The relief related to TDRs was extended by the CAA, which was signed into law on December 27, 2020. As part of the CAA, relief continued until the earlier of 60 days after the date the COVID-19 national emergency came to an end or January 1, 2022. This program has since ended and no additional deferrals are being granted on loans.

Loans held for sale: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of December 31, 2021, loans held for sale were $12.9 million.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. The Company’s economic forecast assumptions revert over four quarters to historical loss driver information on a straight-line basis after four quarters.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill and other intangibles: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as acquisitions. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. The Company did not recognize impairment losses during the year ended December 31, 2021.

In the prior year, management concluded that a triggering event occurred and performed an interim impairment test over goodwill as of September 30, 2020. The Company performed a market capitalization approach, a guideline public company approach and a discounted cash flow approach, to determine the fair value of the Company. As a result of this interim assessment, the Company recorded a goodwill impairment charge of $31.5 million as the estimated fair value was less than the book value on that date. This non-cash charge was reflected within "Noninterest expense" in the Consolidated Statements of Income and had no impact on the Company's regulatory capital ratios, cash flows and liquidity position.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain other intangible assets that have finite lives are amortized on an accelerated basis over the estimated life of the assets. Such assets are evaluated for impairment if events and circumstances indicate a possible impairment. See Note 7. Goodwill and Intangible Assets for additional information.

Federal Home Loan Bank Stock: The Bank is a member of the FHLB of Des Moines as well as the FHLB of Chicago, and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. This security is redeemable at par by the FHLB, and is, therefore, carried at cost. Redemption of this investment is at the option of the FHLB.

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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2021 and 2020.

Common stock: Under the share repurchase program that was approved by the board of directors of the Company in October 2018, the repurchase of up to $5.0 million of stock was authorized. This plan was due to expire on December 31, 2020. Since the plan was announced in October 2018, the Company repurchased 174,702 shares of common stock for approximately $4.7 million.

On August 20, 2019, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $10.0 million of common stock through December 31, 2021. The new repurchase program replaced the Company’s prior repurchase program that was announced in October 2018. Since the plan was announced on August 20, 2019, the Company repurchased 297,158 shares of common stock for approximately $7.9 million, leaving $2.1 million available to be repurchased under that repurchase program as of June 22, 2021, the end of such program.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 22, 2021, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. The new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. For the period June 23, 2021 through December 31, 2021, the Company repurchased 311,967 shares of common stock for approximately $9.2 million, leaving $5.8 million available to be repurchased.

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

The components of accumulated other comprehensive loss included in shareholders’ equity were as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Unrealized (losses) gains on securities available for sale	$(11,996)	$33,278
Less: Tax effect	(3,131)	8,686
Accumulated other comprehensive (loss) gain, net of tax	$(8,865)	$24,592

Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption in 2021
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. Certain optional expedients and exceptions for contract modifications and hedging relationships were amended in ASU 2021-01, Reference Rate Reform (Topic 848): Scope Refinement, issued on January 7, 2021. Entities may apply the provision as of the beginning of the reporting period when the election is made and are available until December 31, 2022. The adoption of ASU ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2.Business Combinations

ATBancorp
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
Acquisition-related Expenses
The following table summarizes Iowa First Bancshares Corp. and ATBancorp acquisition-related expenses incurred in the years ended December 31, 2021 and December 31, 2020, respectively:

	Years Ended
	December 31,
(in thousands)	2021	2020	2019
Noninterest Expense
Compensation and employee benefits	$—	$—	$5,435
Occupancy expense of premises, net	—	7	117
Equipment	18	—	366
Legal and professional	202	—	2,762
Data processing	—	44	90
Other	4	10	360
Total acquisition-related expenses	$224	$61	$9,130

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Debt Securities

The amortized cost and fair value of investment debt securities AFS, with gross unrealized gains and losses, were as follows:

	As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
(in thousands)
U.S. Government agencies and corporations	$265	$1	$—	$—	$266
State and political subdivisions	760,894	10,484	5,636	—	765,742
Mortgage-backed securities	100,325	932	631	—	100,626
Collateralized mortgage obligations	785,945	1,274	18,320	—	768,899
Corporate debt securities	652,677	6,305	6,405	—	652,577
Total debt securities	$2,300,106	$18,996	$30,992	$—	$2,288,110

	As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
(in thousands)
U.S. Government agencies and corporations	$355	$6	$—	$—	$361
State and political subdivisions	611,666	17,163	483	—	628,346
Mortgage-backed securities	92,261	1,758	1	—	94,018
Collateralized mortgage obligations	559,718	6,332	214	—	565,836
Corporate debt securities	360,103	9,333	616	—	368,820
Total debt securities	$1,624,103	$34,592	$1,314	$—	$1,657,381

Investment securities with a carrying value of $582.2 million and $434.7 million at December 31, 2021 and December 31, 2020, respectively, were pledged against public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2021, aggregated by investment category and length of time in a continuous loss position:

		As of December 31, 2021
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	136	$311,960	$5,216	$15,343	$420	$327,303	$5,636
Mortgage-backed securities	6	43,319	631	80	—	43,399	631
Collateralized mortgage obligations	44	605,729	15,693	61,984	2,627	667,713	18,320
Corporate debt securities	52	303,750	4,567	27,071	1,838	330,821	6,405
Total	238	$1,264,758	$26,107	$104,478	$4,885	$1,369,236	$30,992

As of December 31, 2021, 136 state and political subdivisions securities with total unrealized losses of $5.6 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, payment history, yield spreads to treasury securities, and in some instances, the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of December 31, 2021, 6 mortgage-backed securities and 44 collateralized mortgage obligations with unrealized losses totaling $19.0 million were held by the Company. Management considered the implied U.S. government guarantee of the

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of December 31, 2021, 52 corporate debt securities with total unrealized losses of $6.4 million were held by the Company. Management evaluated these securities by considering credit agency ratings, payment history, the yield spreads to treasury securities, and in some instances, the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

Accrued interest receivable on available for sale debt securities, which is recorded within 'Other Assets,' totaled $9.5 million at December 31, 2021 and $7.3 million at December 31, 2020 and is excluded from the estimate of credit losses.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2020, aggregated by investment category and length of time in a continuous loss position.

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

Proceeds and gross realized gains and losses on debt securities available for sale for the years ended December 31, 2021, 2020 and 2019, were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Proceeds from sales of debt securities available for sale	$52,183	$27,391	$125,452

Gross realized gains from sales of debt securities available for sale	$940	$280	$143
Gross realized losses from sales of debt securities available for sale	(791)	(123)	(56)
Net realized gain from sales of debt securities available for sale(1)	$149	$157	$87
(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call or maturity of debt securities of $93 thousand, $27 thousand and $3 thousand for the years ended December 31, 2021, 2020, and 2019, respectively.

The contractual maturity distribution of investment debt securities at December 31, 2021, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$47,767	$48,096
Due after one year through five years	400,857	402,957
Due after five years through ten years	648,678	646,062
Due after ten years	316,534	321,470
	$1,413,836	$1,418,585
Mortgage-backed securities	100,325	100,626
Collateralized mortgage obligations	785,945	768,899
Total	$2,300,106	$2,288,110

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.Loans Receivable and the Allowance for Credit Losses

The composition of loans by class of receivable was as follows:

	As of December 31,
(in thousands)	2021	2020
Agricultural	$103,417	$116,392
Commercial and industrial	902,314	1,055,488
Commercial real estate:
Construction & development	172,160	181,291
Farmland	144,673	144,970
Multifamily	244,503	256,525
Commercial real estate-other	1,143,205	1,149,575
Total commercial real estate	1,704,541	1,732,361
Residential real estate:
One- to four- family first liens	333,308	355,684
One- to four- family junior liens	133,014	143,422
Total residential real estate	466,322	499,106
Consumer	68,418	78,876
Loans held for investment, net of unearned income	$3,245,012	$3,482,223
Allowance for credit losses	$(48,700)	$(55,500)
Total loans held for investment, net	$3,196,312	$3,426,723

Loans with unpaid principal in the amount of $816.0 million and $830.2 million at December 31, 2021 and December 31, 2020, respectively, were pledged to the FHLB as collateral for borrowings.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing
December 31, 2021
Agricultural	$102,352	$244	$—	$821	$103,417	$—
Commercial and industrial	899,423	529	134	2,228	902,314	—
Commercial real estate:
Construction & development	171,169	396	—	595	172,160	—
Farmland	141,814	116	—	2,743	144,673	—
Multifamily	243,117	—	1,386	—	244,503	—
Commercial real estate-other	1,129,073	8,417	306	5,409	1,143,205	—
Total commercial real estate	1,685,173	8,929	1,692	8,747	1,704,541	—
Residential real estate:
One- to four- family first liens	330,992	1,057	1,057	202	333,308	—
One- to four- family junior liens	132,392	261	135	226	133,014	—
Total residential real estate	463,384	1,318	1,192	428	466,322	—
Consumer	68,326	66	14	12	68,418	—
Total	$3,218,658	$11,086	$3,032	$12,236	$3,245,012	$—

December 31, 2020
Agricultural	$115,284	$8	$45	$1,055	$116,392	$—
Commercial and industrial	1,051,727	477	333	2,951	1,055,488	106
Commercial real estate:
Construction & development	180,059	586	42	604	181,291	—
Farmland	138,798	226	324	5,622	144,970	—
Multifamily	256,525	—	—	—	256,525	—
Commercial real estate-other	1,132,015	11,514	318	5,728	1,149,575	—
Total commercial real estate	1,707,397	12,326	684	11,954	1,732,361	—
Residential real estate:
One- to four- family first liens	351,370	2,062	566	1,686	355,684	625
One- to four- family junior liens	142,663	377	234	148	143,422	—
Total residential real estate	494,033	2,439	800	1,834	499,106	625
Consumer	78,747	43	39	47	78,876	8
Total	$3,447,188	$15,293	$1,901	$17,841	$3,482,223	$739

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Agricultural	$2,090	$2,584	$1,341	$1,599	$—	$—
Commercial and industrial	3,803	7,326	1,341	4,349	—	106
Commercial real estate:
Construction and development	595	1,145	595	900	—	—
Farmland	5,499	8,319	4,156	7,266	—	—
Multifamily	987	746	323	39	—	—
Commercial real estate-other	16,544	19,134	1,063	2,497	—	—
Total commercial real estate	23,625	29,344	6,137	10,702	—	—
Residential real estate:
One- to four- family first liens	1,275	1,895	345	75	—	625
One- to four- family junior liens	713	722	—	1	—	—
Total residential real estate	1,988	2,617	345	76	—	625
Consumer	34	79	—	13	—	8
Total	$31,540	$41,950	$9,164	$16,739	$—	$739

The interest income recognized on loans that were on nonaccrual for the years ended December 31, 2021 and December 31, 2020 is $0.6 million and $1.0 million, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2021. As of December 31, 2021, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2021 (in thousands)	2021	2020	2019	2018	2017	Prior		Total
Agricultural
Pass	$20,145	$8,604	$4,367	$1,260	$885	$947	$58,119	$94,327
Special mention / watch	1,255	148	245	—	17	993	1,685	4,343
Substandard	649	827	126	221	4	278	2,642	4,747
Doubtful	—	—	—	—	—	—	—	—
Total	$22,049	$9,579	$4,738	$1,481	$906	$2,218	$62,446	$103,417
Commercial and industrial
Pass	$297,285	$199,324	$56,258	$35,522	$60,294	$75,342	$132,323	$856,348
Special mention / watch	4,268	2,342	781	470	4,304	14,274	6,938	33,377
Substandard	8	1,772	1,255	772	37	2,922	5,823	12,589
Doubtful	—	—	—	—	—	—	—	—
Total	$301,561	$203,438	$58,294	$36,764	$64,635	$92,538	$145,084	$902,314
CRE - Construction and development
Pass	$90,662	$37,098	$4,942	$1,611	$1,543	$578	$33,197	$169,631
Special mention / watch	874	—	169	—	—	—	—	1,043
Substandard	—	879	596	—	—	11	—	1,486
Doubtful	—	—	—	—	—	—	—	—
Total	$91,536	$37,977	$5,707	$1,611	$1,543	$589	$33,197	$172,160
CRE - Farmland
Pass	$51,682	$33,870	$18,674	$5,105	$5,060	$10,240	$1,812	$126,443
Special mention / watch	3,105	3,824	—	734	292	223	—	8,178
Substandard	1,580	2,004	1,681	2,562	1,667	558	—	10,052
Doubtful	—	—	—	—	—	—	—	—
Total	$56,367	$39,698	$20,355	$8,401	$7,019	$11,021	$1,812	$144,673
CRE - Multifamily
Pass	$97,188	$96,389	$19,234	$2,754	$4,555	$3,813	$273	$224,206
Special mention / watch	7,871	—	—	6,000	1,859	544	—	16,274
Substandard	663	2,049	—	—	—	1,311	—	4,023
Doubtful	—	—	—	—	—	—	—	—
Total	$105,722	$98,438	$19,234	$8,754	$6,414	$5,668	$273	$244,503
CRE - other
Pass	$325,902	$384,591	$94,449	$37,960	$60,890	$60,543	$45,910	$1,010,245
Special mention / watch	5,302	26,239	5,172	11,243	2,557	1,905	1,768	54,186
Substandard	4,182	48,885	12,497	5,401	973	6,836	—	78,774
Doubtful	—	—	—	—	—	—	—	—
Total	$335,386	$459,715	$112,118	$54,604	$64,420	$69,284	$47,678	$1,143,205
RRE - One- to four- family first liens
Performing	$115,539	$77,086	$27,279	$24,697	$16,425	$65,676	$5,331	$332,033
Nonperforming	352	20	45	295	—	563	—	1,275
Total	$115,891	$77,106	$27,324	$24,992	$16,425	$66,239	$5,331	$333,308
RRE - One- to four- family junior liens
Performing	$29,904	$13,335	$4,295	$5,109	$3,574	$5,104	$70,980	$132,301
Nonperforming	31	—	156	198	16	207	105	713
Total	$29,935	$13,335	$4,451	$5,307	$3,590	$5,311	$71,085	$133,014
Consumer
Performing	$33,124	$14,386	$5,917	$4,080	$1,686	$5,778	$3,412	$68,383
Nonperforming	—	—	15	—	13	7	—	35
Total	$33,124	$14,386	$5,932	$4,080	$1,699	$5,785	$3,412	$68,418
Total by Credit Quality Indicator Category
Pass	$882,864	$759,876	$197,924	$84,212	$133,227	$151,463	$271,634	$2,481,200
Special mention / watch	22,675	32,553	6,367	18,447	9,029	17,939	10,391	117,401
Substandard	7,082	56,416	16,155	8,956	2,681	11,916	8,465	111,671
Doubtful	—	—	—	—	—	—	—	—
Performing	178,567	104,807	37,491	33,886	21,685	76,558	79,723	532,717
Nonperforming	383	20	216	493	29	777	105	2,023
Total	$1,091,571	$953,672	$258,153	$145,994	$166,651	$258,653	$370,318	$3,245,012

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses
At December 31, 2021, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next three forecasted quarters, followed by an increase in the fourth forecasted quarter; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. The decline in the ACL between the years ended December 31, 2020 and December 31, 2021 is reflective of overall improvements in forecasted economic conditions and improvement in the credit risk profile, coupled with net loan recoveries of $0.4 million for the year ended December 31, 2021, as compared to net loan charge-offs of $5.3 million in the year ended December 31, 2020.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets' totaled $10.4 million and $14.2 million at December 31, 2021 and December 31, 2020, respectively and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Years Ended December 31, 2021, 2020 and 2019
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2021
Beginning balance, prior to the adoption of ASC 326	$1,346	$15,689	$32,640	$4,882	$943	$55,500
Charge-offs	(170)	(1,015)	(602)	(107)	(438)	(2,332)
Recoveries	149	1,604	742	88	185	2,768
Credit loss (benefit) expense(1)	(658)	1,016	(6,660)	(853)	(81)	(7,236)
Ending balance	$667	$17,294	$26,120	$4,010	$609	$48,700
2020
Beginning balance	$3,748	$8,394	$13,804	$2,685	$448	$29,079
Day 1 transition adjustment from adoption of ASC 326	(2,557)	2,728	1,300	2,050	463	$3,984
Charge-offs	(1,051)	(2,502)	(2,317)	(186)	(737)	(6,793)
Recoveries	130	1,055	124	49	170	1,528
Credit loss expense(1)	1,076	6,014	19,729	284	599	27,702
Ending balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
2019
Beginning balance	$3,637	$7,478	$15,635	$2,349	$208	$29,307
Charge-offs	(1,130)	(4,774)	(1,537)	(229)	(720)	(8,390)
Recoveries	32	195	311	105	361	1,004
Credit loss (benefit) expense	1,209	5,495	(605)	460	599	7,158
Ending balance	$3,748	$8,394	$13,804	$2,685	$448	$29,079

(1)The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $0.1 million and a credit loss expense of $0.7 million related to off-balance sheet credit exposures for the years ended December 31, 2021 and December 31, 2020, respectively. There was no credit loss expense related to off-balance sheet credit exposures recorded in the year ended December 31, 2019.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of December 31, 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$1,341	$3,005	$23,118	$570	$—	$28,034
Collectively evaluated for impairment	102,076	899,309	1,681,423	465,752	68,418	3,216,978
Total	$103,417	$902,314	$1,704,541	$466,322	$68,418	$3,245,012
Allowance for credit losses
Individually evaluated for impairment	$—	$681	$2,193	$224	$—	$3,098
Collectively evaluated for impairment	667	16,613	23,927	3,786	609	45,602
Total	$667	$17,294	$26,120	$4,010	$609	$48,700

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,088	$6,582	$28,235	$427	$8	$37,340
Collectively evaluated for impairment	114,304	1,048,906	1,704,126	498,679	78,868	3,444,883
Total	$116,392	$1,055,488	$1,732,361	$499,106	$78,876	$3,482,223
Allowance for loan losses
Individually evaluated for impairment	$66	$799	$2,031	$179	$—	$3,075
Collectively evaluated for impairment	1,280	14,890	30,609	4,703	943	52,425
Total	$1,346	$15,689	$32,640	$4,882	$943	$55,500
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of December 31, 2021
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$916	$425	$—	$1,341	$—
Commercial and industrial	408	374	2,223	3,005	681
Commercial real estate:
Construction and development	595	—	—	595	—
Farmland	5,185	—	—	5,185	22
Multifamily	987	—	—	987	387
Commercial real estate-other	16,130	—	221	16,351	1,784
Residential real estate:
One- to four- family first liens	410	—	—	410	64
One- to four- family junior liens	—	—	160	160	160
Consumer	—	—	—	—	—
Total	$24,631	$799	$2,604	$28,034	$3,098

	As of December 31, 2020
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$516	$824	$748	$2,088	$66
Commercial and industrial	667	3,037	2,878	6,582	799
Commercial real estate:
Construction and development	899	—	—	899	—
Farmland	7,850	—	—	7,850	88
Multifamily	746	—	—	746	202
Commercial real estate-other	18,740	—	—	18,740	1,741
Residential real estate:
One- to four- family first liens	204	—	—	204	132
One- to four- family junior liens	223	—	—	223	47
Consumer	—	8	—	8	—
Total	$29,845	$3,869	$3,626	$37,340	$3,075

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Troubled Debt Restructurings
TDRs totaled $20.0 million as of December 31, 2021 and $11.0 million as of December 31, 2020. As of December 31, 2021, the Company had $8 thousand of commitments to lend additional funds to borrowers with loans classified as TDR.

The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs may include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	2021			2020			2019
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CONCESSION - Interest rate reduction
Commercial and industrial	—	$—	$—	1	$143	$143	—	$—	$—
Farmland	2	1,982	1,982	—	—	—	—	—	—
One- to four- family first liens	1	171	171	—	—	—	—	—	—

CONCESSION - Extended maturity date
Agricultural	—	—	—	—	—	—	7	341	341
Commercial and industrial	—	—	—	2	480	480	3	6,309	6,309
Farmland	—	—	—	—	—	—	1	158	158
Multifamily	—	—	—	1	39	39	—	—	—
Commercial real estate-other	2	9,717	9,623	3	759	808	—	—	—
One- to four- family first liens	3	263	263	3	274	278	4	294	293
One- to four- family junior liens	—	—	—	—	—	—	6	168	168

CONCESSION - Other
Agricultural	—	—	—	4	848	858	—	—	—
Farmland	—	—	—	3	504	514	—	—	—
Multifamily	—	—	—	1	706	706	—	—	—
Commercial real estate-other	1	44	44	1	667	667	—	—	—
One- to four- family first liens	1	150	150	3	317	317	—	—	—
Total	10	$12,327	$12,233	22	$4,737	$4,810	21	$7,270	$7,269

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans by class of financing receivable modified as TDRs that redefaulted within 12 months subsequent to restructure during the stated periods were:

	2021		2020		2019
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Farmland	1	$1	—	$—	—	$—

CONCESSION - Extended maturity date
Agricultural	—	—	—	—	6	315
Commercial and industrial	—	—	1	142	—	—
Farmland	—	—	—	—	1	158
Commercial real estate-other	1	132	—	—	—	—
One- to four- family first liens	—	—	2	203	3	239
One- to four- family junior liens	—	—	—	—	2	30

CONCESSION - Other
Agricultural	—	—	1	59	—	—
Farmland	—	—	1	150	—	—
Multifamily	1	663	—	—	—	—
One- to four- family first liens	—	—	1	169	—	—
Total	3	$796	6	$723	12	$742

Modifications in response to COVID-19:

The Company offered short-term loan modifications to assist borrowers during the COVID-19 pandemic. The CARES Act, as extended by the CAA, along with a joint interagency statement issued by the federal banking agencies, provided that short-term modifications made in response to COVID-19 did not need to be accounted for as a TDR. Accordingly, the Company did not account for such loan modifications as TDRs. The Company's loan modifications allowed for the initial deferral of three months of principal and/or interest. The deferred interest is due and payable at the end of the deferral period, and the deferred principal is due and payable on the maturity date. At December 31, 2021, the outstanding balance of loans modified as a result of the COVID-19 pandemic totaled $2.9 million. This program has ended and no additional deferrals are being granted on loans.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pre-ASC 326 Adoption Impaired Loan Disclosures
The following table presents the average recorded investment and interest income recognized for loans individually evaluated for impairment, excluding purchased credit impaired loans, by class of receivable, during the stated periods, which were prior to the adoption of ASC 326:

	For the Year Ended December 31,
	2019
(in thousands)	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Agricultural	$2,388	$43
Commercial and industrial	5,323	—
Commercial real estate:
Construction & development	244	37
Farmland	2,243	—
Multifamily	—	—
Commercial real estate-other	2,161	224
Total commercial real estate	4,648	261
Residential real estate:
One- to four- family first liens	323	2
One- to four- family junior liens	—	—
Total residential real estate	323	2
Consumer	17	—
Total	$12,699	$306
With an allowance recorded:
Agricultural	$1,500	$34
Commercial and industrial	2,186	136
Commercial real estate:
Construction & development	26	7
Farmland	684	5
Multifamily	—	—
Commercial real estate-other	1,558	100
Total commercial real estate	2,268	112
Residential real estate:
One- to four- family first liens	265	9
One- to four- family junior liens	—	—
Total residential real estate	265	9
Consumer	—	—
Total	$6,219	$291
Total:
Agricultural	$3,888	$77
Commercial and industrial	7,509	136
Commercial real estate:
Construction & development	270	44
Farmland	2,927	5
Multifamily	—	—
Commercial real estate-other	3,719	324
Total commercial real estate	6,916	373
Residential real estate:
One- to four- family first liens	588	11
One- to four- family junior liens	—	—
Total residential real estate	588	11
Consumer	17	—
Total	$18,918	$597

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

	As of December 31, 2021			As of December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$24,802	$424	$1,400	$25,559	$34	$2,452
Total	$24,802	$424	$1,400	$25,559	$34	$2,452

Not designated as hedging instruments:
Interest rate swaps	$356,636	$5,352	$5,363	$347,380	$10,758	$10,807
RPAs - protection sold	4,229	—	—	4,471	4	—
RPAs - protection purchased	9,629	—	2	9,825	—	8
Interest rate lock commitments	17,438	330	—	—	—	—
Interest rate forward loan sales contracts	22,710	—	(24)	—	—	—
Total	$410,642	$5,682	$5,341	$361,676	$10,762	$10,815
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

The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2021 and 2020.

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2021	2020		2021	2020
Interest rate swaps	$—	$(1,002)	Interest Expense	$—	$(1,002)

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2021		2020		2019
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(439)	$—	$(335)	$—	$1	$—

The effects of fair value and cash flow hedging:
Gain (Loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(1,441)	—	1,308	—	891	—
Derivative designated as hedging instruments	1,052	—	(1,339)	—	(890)	—

Income statement effect of cash flow hedging relationships:
Interest contracts:
Amount reclassified from AOCI into income	—	—	(226)	—	—	—
Amount of loss reclassified from AOCI into income upon de-designation of cash flow hedge	—	—	—	(776)	—	—
As of December 31, 2021, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Balance Sheet Line Item in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$25,801	$978
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

Interest Rate Forward Loan Sales Contracts & Interest Rate Lock Commitments - The Company enters into forward delivery contracts to sell residential mortgage loans at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage interest rate lock commitments. At December 31, 2021, the Bank had commitments to originate mortgage loans held for sale totaling $17.4 million and forward sales commitments of $22.7 million, which are used to hedge both on-balance sheet and off-balance sheet exposures. At December 31, 2020, the Bank had $54.1 million of commitments to originate mortgage loans held for sale and no forward sales commitments.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the years ended December 31, 2021, 2020, and 2019:

	Location in the Consolidated Statements of Income	For the Years Ended December 31,
(in thousands)		2021	2020	2019
Interest rate swaps	Other income	$38	$126	$(138)
RPAs	Other income	2	102	(117)
Interest rate lock commitments	Loan revenue	330	—	—
Interest rate forward loan sales contracts	Loan revenue	24	—	—
Total		$394	$228	$(255)
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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of December 31, 2021 and December 31, 2020, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Assets (Liabilities)
(in thousands)				Financial Instruments	Cash Collateral Received (Paid)
As of December 31, 2021
Asset Derivatives	$6,106	$—	$6,106	$—	$—	$6,106
Liability Derivatives	(6,741)	—	(6,741)		(3,250)	(3,491)

As of December 31, 2020
Asset Derivatives	$10,796	$—	$10,796	$—	$—	$10,796
Liability Derivatives	(13,267)	—	(13,267)	—	(13,267)	—
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

As of December 31, 2021, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.2 million. As of December 31, 2021, the Company has minimum collateral posting thresholds with certain of its derivative counterparties, and has posted $3.3 million of collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2021, it could have been required to settle its obligations under the agreements at their termination value of $5.2 million.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.Premises and Equipment

Premises and equipment as of December 31, 2021 and 2020 were as follows:

	As of December 31,
(in thousands)	2021	2020
Land	$14,144	$14,144
Buildings and leasehold improvements	89,141	88,783
Furniture and equipment	20,978	21,969
Construction in process	319	82
Premises and equipment	124,582	124,978
Accumulated depreciation and amortization	41,090	38,577
Premises and equipment, net	$83,492	$86,401

Premises and equipment depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 was $4.8 million, $5.1 million and $4.8 million, respectively.

Note 7.Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill for the periods indicated:

	For the Years Ended December 31,
(in thousands)	2021	2020
Goodwill, beginning of period	$62,477	$91,918
Fair value adjustment(1)	—	2,059
Goodwill impairment(2)	—	(31,500)
Total goodwill, end of period	$62,477	$62,477
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

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of December 31, 2021			As of December 31, 2020
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$41,745	$(30,629)	$11,116	$41,745	$(26,440)	$15,305
Customer relationship intangible	5,265	(3,692)	1,573	5,265	(2,630)	2,635
Other	2,700	(2,544)	156	2,700	(2,438)	262
	$49,710	$(36,865)	$12,845	$49,710	$(31,508)	$18,202

Indefinite-lived trade name intangible	$7,040			$7,040

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the estimated future amortization expense of intangible assets:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
Year ending December 31,
2022	$3,487	$797	$79	$4,363
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
2025	1,526	19	2	1,547
2026	872	—	—	872
Thereafter	218	—	—	218
Total	$11,116	$1,573	$156	$12,845

Note 8.Other Assets

The components of the Company’s other assets as of December 31, 2021 and December 31, 2020 were as follows:

	As of December 31,
(in thousands)	2021	2020
Bank-owned life insurance	$85,372	$83,483
Interest receivable	20,117	21,706
FHLB stock	10,157	13,784
Mortgage servicing rights	6,532	5,137
Operating lease right-of-use assets, net	2,840	3,613
Federal & state taxes, current	178	—
Federal & state taxes, deferred	13,893	3,845
Derivative assets	6,106	10,796
Other receivables/assets	12,553	11,129
	$157,748	$153,493

Note 9.Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $1.1 billion at December 31, 2021 and December 31, 2020. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 10. Deposits

The following table presents the composition of our deposits as of the dates indicated:

	As of December 31,
(in thousands)	2021	2020
Noninterest-bearing deposits	$1,005,369	$910,655
Interest checking deposits	1,619,136	1,351,641
Money market deposits	939,523	918,654
Savings deposits	628,242	529,751
Time deposits under $250	505,392	581,471
Time deposits of $250 or more	416,857	254,877
Total deposits	$5,114,519	$4,547,049

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2021, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2022	$687,934
2023	124,162
2024	70,116
2025	11,967
2026	23,879
Thereafter	4,191
Total	$922,249

The Company had $3.4 million and $7.8 million in reciprocal time deposits through the CDARS program as of December 31, 2021 and December 31, 2020, respectively. Included in interest-bearing checking and money market deposits at December 31, 2021 and December 31, 2020 were $35.4 million and $14.8 million, respectively, of reciprocal deposits in the Insured Cash Sweep (ICS) program. The CDARS and ICS programs coordinate, on a reciprocal basis, a network of banks to spread deposits exceeding the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of December 31, 2021 and December 31, 2020, the Company had public entity deposits that were collateralized by investment securities of $303.3 million and $156.7 million, respectively.

Note 11. Short-Term Borrowings

The following table summarizes our short-term borrowings as of the dates indicated:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.24%	$181,368	0.28%	$174,289
Federal Home Loan Bank advances	—	—	0.29	56,500
Total	0.24%	$181,368	0.28%	$230,789
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

Federal Funds Purchased: The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either December 31, 2021 or December 31, 2020.

Other: At December 31, 2021 and December 31, 2020, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $60.2 million as of December 31, 2021 and $67.7 million as of December 31, 2020. As of December 31, 2021 and December 31, 2020, the Bank had municipal securities with a market value of $65.2 million and $72.0 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.

The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. Prior to September 30, 2021, interest on the outstanding balance was payable at a rate of one-month LIBOR plus 1.75%. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. On October 22, 2021, the credit agreement was amended such that, commencing September 30, 2021, interest is payable on the $25.0 million revolving commitment at an annual rate equal to the monthly reset term SOFR rate plus 1.70%. There were no changes to the fees paid on the average daily unused revolving commitment as part of the amendment. The amended credit agreement matures on

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022. The Company had no balance outstanding under this revolving credit facility as of both December 31, 2021 and December 31, 2020.

Note 12. Long-Term Debt

Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

December 31, 2021	Face Value	Book Value	Interest Rate	Interest Rate	Maturity Date	Callable Date
	(in thousands)
ATBancorp Statutory Trust I	$7,732	$6,888	Three-month LIBOR + 1.68%	1.88%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,908	Three-month LIBOR + 1.65%	1.85%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,800	Three-month LIBOR + 2.15%	2.37%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,880	Three-month LIBOR + 3.50%	3.70%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.79%	12/15/2037	12/15/2012
Total	$44,847	$41,940

December 31, 2020
ATBancorp Statutory Trust I	$7,732	$6,850	Three-month LIBOR + 1.68%	1.90%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,850	Three-month LIBOR + 1.65%	1.87%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,767	Three-month LIBOR + 2.15%	2.39%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,832	Three-month LIBOR + 3.50%	3.72%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.81%	12/15/2037	12/15/2012
Total	$44,847	$41,763

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

Subordinated Debentures
On May 1, 2019, with the acquisition of ATBancorp, the Company assumed $10.9 million of subordinated debentures (the “ATB Debentures”). The ATB Debentures had a stated maturity of May 31, 2023, and bore interest at a fixed annual rate of 6.50%, with interest payable semi-annually. The Company redeemed the debentures, in whole, on May 31, 2021. At the time of redemption, the Company was permitted to treat 20% of the ATB Debentures as Tier 2 capital under the applicable rules and regulations of the Federal Reserve. The amount of ATB Debentures qualifying as Tier 2 regulatory capital would have been phased-out completely starting in the second quarter of 2022.

On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At December 31, 2021, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Long-Term Debt
Long-term borrowings were as follows as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$951	8.89%	$1,096
FHLB borrowings	2.76	48,113	1.92	91,198
Total	2.88%	$49,064	2.00%	$92,294
The Company utilizes FHLB borrowings as a funding source to supplement customer deposits and to assist in managing interest rate risk. As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. At December 31, 2021, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 3. Debt Securities of the notes to the consolidated financial statements.

As of December 31, 2021, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2022	2.68%	$31,000
Due in 2023	2.79%	11,000
Due in 2024	3.15%	6,000
Total		48,000
Valuation adjustment from acquisition accounting		113
Total		$48,113

Note 13. Income Taxes

Income taxes for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	December 31,
(in thousands)	2021	2020	2019
Current:
Federal tax expense	$12,675	$7,376	$1,217
State tax expense	5,549	4,548	2,353
Deferred:
Deferred income tax expense	1,768	(5,225)	3,003
Total income tax provision	$19,992	$6,699	$6,573

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense (benefit) based on statutory rate for the year ended December 31, 2021, 2020 and 2019 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	Year ended December 31,
	2021		2020		2019
(dollars in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$18,790	21.0%	$2,798	21.0%	$10,543	21.0%
Tax-exempt interest	(3,500)	(3.9)	(3,053)	(22.9)	(2,392)	(4.8)
Bank-owned life insurance	(451)	(0.5)	(467)	(3.5)	(394)	(0.8)
State income taxes, net of federal income tax benefit	4,624	5.2	2,355	17.6	2,688	5.3
Goodwill impairment	—	—	6,615	49.6	—	—
Non-deductible acquisition expenses	41	—	—	—	177	0.4
General business credits	22	—	(1,751)	(13.1)	(4,090)	(8.1)
Other	466	0.5	202	1.5	41	0.1
Total income tax expense	$19,992	22.3%	$6,699	50.2%	$6,573	13.1%

Net deferred tax assets as of December 31, 2021 and December 31, 2020 consisted of the following components:

	December 31,
(in thousands)	2021	2020
Deferred income tax assets:
Allowance for credit losses	$13,732	$15,529
Deferred compensation	3,483	3,698
Net operating losses (state corporate tax differences)	5,624	5,134
Unrealized losses on investment securities	3,131	—
Accrued compensation	1,365	983
ROU liabilities	984	1,194
Other	2,003	2,656
Gross deferred tax assets	30,322	29,194

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	4,356	4,573
Purchase accounting adjustments	2,880	3,613
Mortgage servicing rights	1,702	1,339
Unrealized gains on investment securities	—	8,685
ROU assets	930	1,144
Other	937	861
Gross deferred tax liabilities	10,805	20,215
Net deferred income tax asset	19,517	8,979
Valuation allowance	5,624	5,134
Net deferred tax asset	$13,893	$3,845
The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards. The Iowa net operating loss carryforwards amounting to approximately $58.1 million will expire in various amounts from 2022 to 2042. As of December 31, 2021 and 2020, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward and the temporary differences associated with the Iowa corporate income tax return. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2021 and December 31, 2020.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 2% of employee contributions, up to a maximum amount of 4% of an employee’s compensation. Company matching contributions for the years ended December 31, 2021, 2020 and 2019 were $1.9 million, $1.9 million, and $1.6 million, respectively.

The Company has an ESOP covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for the years ended December 31, 2021, 2020 and 2019 were $2.0 million, $1.2 million, and $1.5 million, respectively.

The Company provides Health Savings Account contributions to its employees enrolled in high deductible plans. Company contributions for the years ended December 31, 2021, 2020 and 2019 were $0.3 million each year.

Supplemental Executive Retirement Plans: The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. Changes in the liability related to the SERPs, included in other liabilities, were as follows for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Balance, beginning	$1,395	$1,632	$1,867
Company contributions and interest	79	104	117
Cash payments made	(228)	(341)	(352)
Balance, ending	$1,246	$1,395	$1,632
Salary Continuation Plans: The Company has salary continuation plans for several officers and directors. These plans provide payments of various amounts upon retirement or death. There are no employee compensation deferrals to these plans. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. Changes in the salary continuation agreements, included in other liabilities, were as follows for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Balance, beginning	$4,771	$5,452	$1,104
Plans acquired in ATBancorp merger	—	—	11,058
Company paid interest	137	246	145
Cash payments made	(619)	(927)	(6,855)
Balance, ending	$4,289	$4,771	$5,452
Deferred Compensation Plans: The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percent. The Company also maintains deferred compensation agreements with certain other officers and directors, under which deferrals are no longer permitted, and the interest rate is fixed at 4%. In 2019 the Company also acquired deferred compensations plans as a result of the merger with ATBancorp. Under the provisions of the agreements, interest on the deferred amounts is earned at an annual interest rate equal to either the Bank’s or Company’s return on equity and deferrals are no longer permitted. Upon retirement, participants will generally receive the deferral balance in equal monthly installments over periods no longer that 180 months.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the deferred compensation agreements, included in other liabilities, were as follows for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Balance, beginning	$6,159	$7,021	$855
Plans acquired in ATBancorp merger	—	—	5,958
Employee deferrals	223	200	157
Company paid interest	142	560	395
Cash payments made	(644)	(1,622)	(344)
Balance, ending	$5,880	$6,159	$7,021
Post-retirement Death Benefit Plan: The Company has an insurance benefit plan for several officers that provides a life insurance benefit of the participant’s last annual salary after retirement. Changes in the accrued balance, included in other liabilities, were as follows for the years ended December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Balance, beginning	$1,905	$1,670	$1,442
Company deferral expense	86	235	228
Balance, ending	$1,991	$1,905	$1,670

To provide the retirement benefits for the aforementioned SERPs, salary continuation plans, deferred compensation plans, and post-retirement death benefit plan, the Company carries life insurance policies which had cash values totaling $81.2 million, $79.0 million and $74.9 million at December 31, 2021, 2020 and 2019, respectively.

Note 15. Stock Compensation Plans

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permits the Company to grant a total of 500,000 shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock and restricted stock units) and also to grant cash incentive awards to eligible individuals. As of December 31, 2021, 250,697 shares of the Company’s common stock remained available for future awards under the 2017 Plan.

During 2021, the Company recognized $2.2 million of stock based compensation expense related to restricted stock unit grants. In comparison, during 2020 and 2019, the Company recognized $1.4 million and $1.2 million, respectively, related to restricted stock unit grants.

Under the 2017 Plan, the Company may grant restricted stock unit awards that vest upon the completion of future service requirements or specified performance criteria. Generally, all restricted stock units vest upon death, disability, or in connection with a change in control. In addition, both TRSUs and PRSUs receive forfeitable dividend equivalents. To the extent there is a financial restatement, any performance-based or incentive-based compensation that has been paid is subject to clawback.

For TRSUs granted prior to 2020, the restricted stock units vest 25% per year over four years. Beginning with the TRSUs granted in 2020, each restricted stock unit award now vests 1/3rd per year over 3 years, with the first vesting date being the one-year anniversary of the grant date. Awards granted to directors vest 100% one year from the grant date.

The PRSUs cliff vest 3 years from the grant date based on certain performance conditions, which are weighted equally. The three-year performance measurement period commences at the beginning of the defined period. Upon retirement, PRSU awards remain eligible to vest at the conclusion of the performance period.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a summary of non-vested restricted stock unit activity for the year ended December 31, 2021:

		Weighted-Average
	Shares	Grant-Date Fair Value
Non-vested at December 31, 2020	124,270	$28.80
Granted	84,066	28.40
Vested	(54,266)	26.51
Forfeited	(9,544)	29.92
Reinvested	3,556	28.62
Non-vested at December 31, 2021	148,082	$29.33

The fair value of restricted stock unit awards that vested during 2021 was $1.6 million, compared to $1.1 million and $1.0 million during the years ended December 31, 2020 and 2019, respectively. As of December 31, 2021, the total compensation costs related to non-vested restricted stock units that have not yet been recognized totaled $2.8 million, and the weighted average period over which these costs are expected to be recognized is approximately 1.9 years
Note 16. Earnings per Share

Basic per-share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2021	2020	2019
Basic Earnings Per Share:
Net income	$69,486	$6,623	$43,630
Weighted average shares outstanding	15,876,727	16,102,226	14,869,952
Basic earnings per common share	$4.38	$0.41	$2.93

Diluted Earnings Per Share:
Net income	$69,486	$6,623	$43,630
Weighted average shares outstanding, included all dilutive potential shares	15,905,035	16,110,296	14,884,933
Diluted earnings per common share	$4.37	$0.41	$2.93

Note 17. Regulatory Capital Requirements and Restrictions on Subsidiary Cash

Regulatory Capital and Reserve Requirement: The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
period ending December 31, 2021. This cumulative amount will then be reduced from capital over the subsequent three-year period.

As of December 31, 2021, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since this date that management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer of 2.5%, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements.

As of December 31, 2021 and December 31, 2020, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these as of periods was zero dollars.

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements in effect as of December 31, 2021 and December 31, 2020, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
At December 31, 2021:
Consolidated:
Total capital/risk weighted assets	$615,060	13.09%	$493,283	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	508,687	10.83	399,324	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	466,747	9.94	328,855	7.00	N/A	N/A
Tier 1 leverage capital/average assets	508,687	8.67	234,745	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$584,348	12.46%	$492,436	10.50%	$468,987	10.00%
Tier 1 capital/risk weighted assets	542,975	11.58	398,639	8.50	375,189	8.00
Common equity tier 1 capital/risk weighted assets	542,975	11.58	328,291	7.00	304,841	6.50
Tier 1 leverage capital/average assets	542,975	9.25	234,686	4.00	293,358	5.00
At December 31, 2020:
Consolidated:
Total capital/risk weighted assets	$572,437	13.41%	$448,068	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	456,526	10.70	362,722	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	414,763	9.72	298,712	7.00	N/A	N/A
Tier 1 leverage capital/average assets	456,526	8.50	214,795	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$547,558	12.89%	$446,113	10.50%	$424,870	10.00%
Tier 1 capital/risk weighted assets	500,981	11.79	361,139	8.50	339,896	8.00
Common equity tier 1 capital/risk weighted assets	500,981	11.79	297,409	7.00	276,165	6.50
Tier 1 leverage capital/average assets	500,981	9.35	214,251	4.00	271,992	5.00
(1) Includes the capital conservation buffer of 2.50%.

Subordinated Notes: The Company completed a private placement of $65.0 million aggregate principal amount of 5.75% fixed-to-floating rate subordinated notes on July 28, 2020. The subordinated notes are intended to qualify as Tier 2 capital for regulatory purposes.
ATBancorp Subordinated Debenture Redemption: On May 31, 2021, the Company redeemed, in whole, $10.8 million of ATB Debentures. The amount of ATB Debentures qualifying as Tier 2 regulatory capital would have been phased-out completely starting in the second quarter of 2022. See Note 12. Long-Term Debt of the notes to the consolidated financial statements.

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$1,014,397	$897,274
Commitments to sell loans	12,917	59,956
Standby letters of credit	16,342	34,212
Total	$1,043,656	$991,442

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

Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At December 31, 2021, the liability for off-balance-sheet credit losses totaled $4.0 million, whereas the total amount of the liability as of December 31, 2020 was $4.1 million. The total amount recorded in credit loss (benefit) expense for the year ended December 31, 2021 was a benefit of $0.1 million, while credit loss expense of $0.7 million was recorded for the year ended December 31, 2020.

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

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 62% of the loans are real estate loans and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 17% and 12%, respectively, as of December 31, 2021.

Note 19. Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(in thousands)	2021	2020
Balance, beginning	$16,816	$19,249
Advances	2,979	6,823
Change due to collections or loans sold	(5,211)	(9,256)
Balance, ending	$14,584	$16,816

Available credit	$8,488	$8,355

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $10.2 million and $8.8 million as of December 31, 2021 and December 31, 2020, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from non-related parties.

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

The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily available for sale debt securities, derivatives and mortgage servicing rights. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period, and such measurements are therefore considered "nonrecurring" for purposes of disclosing the Company's fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for collateral dependent individually analyzed loans and foreclosed assets.
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Derivatives - Interest rate swaps are valued by using cash flow valuation techniques with observable market data inputs (Level 2). The Company has entered into collateral agreements with its swap dealers which entitle it to receive collateral to cover market values on derivatives which are in asset position, thus a credit risk adjustment on interest rate swaps is not warranted. RPAs are entered into by the Company with institutional counterparties, under which the Company assumes its pro-rata share of the credit exposure associated with a borrower’s performance related to interest rate derivative contracts. The fair value of RPAs is calculated by determining the total expected asset or liability exposure using observable inputs, such as yield curves and volatilities, of the derivatives to the borrowers and applying the borrowers’ credit spread to that exposure (Level 2). The fair values of the interest rate lock commitments and interest rate forward loan sales contracts are estimated using quoted or published market prices for similar instruments, adjusted for factors such as pull-through rate assumptions based on historical information, where appropriate. The pull-through rate assumptions are considered Level 3 valuation inputs and are significant to the interest rate lock commitments valuation; as such, the interest rate lock commitments are classified as Level 3.
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
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$266	$—	$266	$—
State and political subdivisions	765,742	—	765,742	—
Mortgage-backed securities	100,626	—	100,626	—
Collateralized mortgage obligations	768,899	—	768,899	—
Corporate debt securities	652,577	—	652,577	—
Derivative assets	6,106	—	5,776	330
Mortgage servicing rights	6,532	—	6,532	—

Liabilities:
Derivative liabilities	$6,741	$—	$6,741	$—

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$361	$—	$361	$—
State and political subdivisions	628,346	—	628,346	—
Mortgage-backed securities	94,018	—	94,018	—
Collateralized mortgage obligations	565,836	—	565,836	—
Corporate debt securities	368,820	—	368,820	—
Derivative assets	10,796	—	10,796	—
Mortgage servicing rights	5,137	—	5,137	—

Liabilities:
Derivative liabilities	$13,267	$—	$13,267	$—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the years ended December 31, 2021 or December 31, 2020.

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

The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	December 31, 2021	December 31, 2020	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$330	$—	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	88%	-	100%	88%

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
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$15,772	$—	$—	$15,772
Foreclosed assets, net	357	—	—	357

	Fair Value Measurement at December 31, 2020 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$34,265	$—	$—	$34,265
Foreclosed assets, net	2,316	—	—	2,316

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the date indicated:

	Fair Value at
(dollars in thousands)	December 31, 2021	December 31, 2020	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent individually analyzed loans	$15,772	$34,265	Fair value of collateral	Valuation adjustments	7%	55%	30%
Foreclosed assets, net	357	2,316	Fair value of collateral	Valuation adjustments	8%	63%	22%

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Methods

Cash and Cash Equivalents, Interest Receivable, Short-term Borrowings, and Finance Lease Payable - The carrying amounts of these financial instruments approximate their fair values.

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

Deposits - Deposits are carried at historical cost. The fair values of deposits with no stated maturity (defined as noninterest-bearing demand, interest checking, money market, and savings accounts) are equal to the amount payable on demand as of the balance sheet date and considered Level 1. The fair value of time deposits is based on the discounted value of contractual cash flows and considered Level 2. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

FHLB Borrowings - Borrowings are carried at amortized cost. The fair value of FHLB borrowings is calculated by discounting scheduled cash flows through the maturity dates or call dates, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics and are considered Level 2.

Junior Subordinated Notes Issued to Capital Trusts - Junior subordinated notes issued to capital trusts are carried at amortized cost. The fair value of these junior subordinated notes with variable rates is determined using a market discount rate on the expected cash flows and are considered Level 2.

Subordinated Debentures - Subordinated debentures are carried at amortized cost. The fair value of subordinated debentures is based on discounted cash flows on current borrowing rates being offered for similar subordinated debenture deals and considered Level 2.

The carrying amount and estimated fair value of financial instruments at December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$203,830	$203,830	$203,830	$—	$—
Debt securities available for sale	2,288,110	2,288,110	—	2,288,110	—
Loans held for sale	12,917	12,970	—	12,970	—
Loans held for investment, net	3,196,312	3,207,314	—	—	3,207,314
Interest receivable	20,117	20,117	—	20,117	—
FHLB stock	10,157	10,157	—	10,157	—
Derivative assets	6,106	6,106	—	5,776	330
Financial liabilities:
Noninterest bearing deposits	1,005,369	1,005,369	1,005,369	—	—
Interest bearing deposits	4,109,150	4,105,858	3,186,901	918,957	—
Short-term borrowings	181,368	181,368	181,368	—	—
Finance leases payable	951	951	—	951	—
FHLB borrowings	48,113	48,947	—	48,947	—
Junior subordinated notes issued to capital trusts	41,940	35,545	—	35,545	—
Subordinated debentures	63,875	68,207	—	68,207	—
Derivative liabilities	6,741	6,741	—	6,741	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$82,659	$82,659	$82,659	$—	$—
Debt securities available for sale	1,657,381	1,657,381	—	1,657,381	—
Loans held for sale	59,956	60,039	—	60,039	—
Loans held for investment, net	3,426,723	3,469,515	—	—	3,469,515
Interest receivable	21,706	21,706	—	21,706	—
FHLB stock	13,784	13,784	—	13,784	—
Derivative assets	10,796	10,796	—	10,796	—
Financial liabilities:
Noninterest bearing deposits	910,655	910,655	910,655	—	—
Interest bearing deposits	3,636,394	3,640,365	2,800,046	840,319
Short-term borrowings	230,789	230,789	230,789	—	—
Finance leases payable	1,096	1,096	—	1,096	—
FHLB borrowings	91,198	93,380	—	93,380
Junior subordinated notes issued to capital trusts	41,763	33,986	—	33,986
Subordinated debentures	74,634	77,228	—	77,228
Derivative liabilities	13,267	13,267	—	13,267	—

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Gains/Losses on Sales of Foreclosed Assets
Gain or loss from the sale of foreclosed assets occurs when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of foreclosed assets to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed assets are derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present. Foreclosed asset sales for the years ended December 31, 2021 and December 31, 2020 were not financed by the Bank.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2021 and December 31, 2020, the Company did not have any significant contract balances.

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

Note 22. Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for banking offices and office space with terms extending through 2025. We do not have any material subleased properties. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025. The Company made a policy election to exclude the recognition requirements of Topic 842 to all classes of leases with original terms of 12 months or less. Instead, the short-term lease payments are recognized in income or expense on a straight-line basis over the lease term. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases was as follows:

(dollars in thousands)	Classification	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	Other assets	$2,840	$3,613
Finance lease right-of-use asset	Premises and equipment, net	446	542
Total right-of-use assets		$3,286	$4,155

Operating lease liability	Other liabilities	$3,778	$4,583
Finance lease liability	Long-term debt	951	1,096
Total lease liabilities		$4,729	$5,679

Weighted-average remaining lease term
Operating leases		9.13 years	8.82 years
Finance lease		4.67 years	5.67 years
Weighted-average discount rate
Operating leases		4.13%	3.92%
Finance lease		8.89%	8.89%
The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Lease Costs
Operating lease cost	$1,194	$1,236	$1,068
Variable lease cost	107	241	148
Interest on lease liabilities (1)	90	102	113
Amortization of right-of-use assets	95	96	96
Net lease cost	$1,486	$1,675	$1,425

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,177	$1,146	$989
Operating cash flows from finance lease	90	102	113
Finance cash flows from finance lease	145	128	113

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	232	132	6,250
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2021 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2022	$240	$1,060
December 31, 2023	245	947
December 31, 2024	250	717
December 31, 2025	255	247
December 31, 2026	171	153
Thereafter	—	1,820
Total undiscounted lease payment	$1,161	$4,944
Amounts representing interest	(210)	(1,166)
Lease liability	$951	$3,778

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23. Operating Segments

The Company’s activities are considered to be one reportable segment for financial reporting purposes. The Company is engaged in the business of commercial and retail banking and trust and investment management services with operations throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, southwestern Wisconsin, Naples and Fort Myers Florida, and Denver, Colorado. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, and investments.

Note 24. Parent Company Only Financial Information

The following are condensed balance sheets of MidWestOne Financial Group, Inc. as of December 31, 2021 and December 31, 2020 (parent company only):

	As of December 31,
(in thousands)	2021	2020
Balance Sheets
Assets
Cash	$29,869	$25,078
Investment in subsidiaries	603,703	601,467
Income tax receivable	—	499
Bank-owned life insurance	—	5,252
Other assets	1,882	1,857
Total assets	$635,454	$634,153

Liabilities and Shareholders’ Equity
Long-term debt	$105,815	$116,397
Income taxes payable	67	—
Deferred income taxes	165	343
Other liabilities	1,932	2,163
Total liabilities	107,979	118,903
Shareholders’ equity
Capital stock, preferred	—	—
Capital stock, common	16,581	16,581
Additional paid-in capital	300,940	300,137
Retained earnings	243,365	188,191
Treasury stock	(24,546)	(14,251)
Accumulated other comprehensive income	(8,865)	24,592
Total shareholders’ equity	527,475	515,250
Total liabilities and shareholders’ equity	$635,454	$634,153

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are condensed statements of income of MidWestOne Financial Group, Inc. for the years ended December 31, 2021, 2020, and 2019 (parent company only):

	Year Ended December 31,
(in thousands)	2021	2020	2019
Statements of Income
Dividends received from subsidiaries	$40,750	$3,500	$15,000
Interest income and dividends on investment securities	67	88	84
Investment securities gains (losses)	118	(136)	47
Interest on debt	(5,306)	(4,471)	(3,439)
Bank-owned life insurance income	62	124	130
Income from MidWestOne Insurance Services, Inc.	—	—	943
Operating expenses	(3,662)	(2,723)	(4,130)
Income (loss) before income taxes and equity in subsidiaries’ undistributed income	32,029	(3,618)	8,635
Income tax benefit	(1,764)	(1,495)	(1,394)
Income (loss) before equity in subsidiaries’ undistributed income	33,793	(2,123)	10,029
Equity in subsidiaries’ undistributed income	35,693	8,746	33,601
Net income	$69,486	$6,623	$43,630

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are condensed statements of cash flows of MidWestOne Financial Group, Inc. for the years ended December 31, 2021, 2020, and 2019 (parent company only):

	Year Ended December 31,
(in thousands)	2021	2020	2019
Statements of Cash Flows
Cash flows from operating activities:
Net income	$69,486	$6,623	$43,630
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed income of subsidiaries, net of dividends and distributions	(35,693)	(8,746)	(33,601)
Amortization	261	215	134
Decrease in deferred income taxes, net	(355)	(49)	(43)
Share-based compensation	2,153	1,380	1,156
Gain on sale of assets of MidWestOne Insurance Services, Inc.	—	—	(1,076)
Increase in cash surrender value of bank-owned life insurance	—	(125)	(128)
Change in:
Other assets	476	745	(403)
Other liabilities	(55)	1,674	(4)
Net cash provided by operating activities	$36,273	$1,717	$9,665
Cash flows from investing activities
Proceeds from sales of debt securities available for sale	$70	$—	$43
Purchase of debt securities available for sale	(3)	(9)	(9)
Proceeds from intercompany sale of bank-owned life insurance	5,252	—	—
Proceeds from sale of assets of MidWestOne Insurance Services, Inc.	—	—	1,175
Cash and earnings transferred in dissolution of MidWestOne Insurance Services, Inc.	—	—	631
Proceeds from sale of premises and equipment	—	210	—
Net cash paid in business acquisition	—	—	(18,624)
Net cash provided by (used in) investing activities	$5,319	$201	$(16,784)
Cash flows from financing activities:
Proceeds from issuance of subordinated debt	$—	$65,000	$—
Payments of subordinated debt issuance costs	(9)	(1,303)	—
Redemption of subordinated debentures	(10,835)	—	—
Proceeds from other long-term debt	—	—	35,000
Payments of other long-term debt	—	(32,250)	(10,250)
Taxes paid relating to the release/lapse of restriction on RSUs	(121)	(149)	(103)
Dividends paid	(14,282)	(14,175)	(11,476)
Payments of stock issuance costs	—	—	(323)
Repurchase of common stock	(11,554)	(4,624)	(4,679)
Net cash (used in) provided by financing activities	$(36,801)	$12,499	$8,169
Net increase in cash	$4,791	$14,417	$1,050
Cash Balance:
Beginning of period	25,078	10,661	9,611
Ending balance	$29,869	$25,078	$10,661

Note 25. Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2021, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2021 have been recognized in the consolidated financial statements for the period ended December 31, 2021. Events or transactions that provided evidence about conditions that did not exist at December 31, 2021, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2021.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On January 1, 2022, the Company transferred, at fair value, $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and state and political subdivisions from the available for sale classification to the held to maturity classification. The net unrealized after tax loss of $11.5 million remained in accumulated other comprehensive loss and will be amortized over the remaining life of the securities. No gains or losses were recognized at the time of the transfer.

On January 25, 2022, the board of directors of the Company declared a cash dividend of $0.2375 per share payable on March 15, 2022 to shareholders of record as of the close of business on March 1, 2022.

Pursuant to the Company’s share repurchase program approved on June 22, 2021, the Company has purchased 7,500 shares of common stock subsequent to December 31, 2021 and through March 8, 2022 for a total cost of $0.2 million inclusive of transaction costs, leaving $5.5 million remaining available under the program.

Note 26. Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2021
Interest income	$43,556	$45,219	$43,787	$44,204
Interest expense	4,737	4,879	5,282	5,587
Net interest income	38,819	40,340	38,505	38,617
Credit loss expense (benefit)	622	(1,080)	(2,144)	(4,734)
Noninterest income	11,229	9,182	10,218	11,824
Noninterest expense	30,444	29,778	28,670	27,700
Income before income taxes	18,982	20,824	22,197	27,475
Income tax expense	4,726	4,513	4,926	5,827
Net income	$14,256	$16,311	$17,271	$21,648

Earnings per common share
Basic	$0.91	$1.03	$1.08	$1.35
Diluted	$0.91	$1.03	$1.08	$1.35

2020
Interest income	$45,470	$45,154	$46,758	$47,405
Interest expense	6,433	7,345	8,046	9,999
Net interest income	39,037	37,809	38,712	37,406
Credit loss (benefit) expense	(3,041)	4,992	4,685	21,733
Noninterest income	10,626	9,570	8,269	10,155
Noninterest expense	31,915	59,939	28,038	30,001
Income (loss) before income tax expense (benefit)	20,789	(17,552)	14,258	(4,173)
Income tax expense (benefit)	4,079	2,272	2,546	(2,198)
Net income (loss)	$16,710	$(19,824)	$11,712	$(1,975)

Earnings (loss) per common share
Basic	$1.04	$(1.23)	$0.73	$(0.12)
Diluted	$1.04	$(1.23)	$0.73	$(0.12)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer assert that the Company maintained effective internal control over financial reporting as of December 31, 2021 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MidWestOne Financial Group, Inc. and its subsidiary’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2021 and 2020 and the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements of the Company and our report dated March 10, 2022 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ RSM US LLP
Des Moines, Iowa
March 10, 2022

ITEM 9B.    OTHER INFORMATION.
On March 8, 2022, the Company entered into an Amended and Restated Employment Agreement with Len D. Devaisher, the President and Chief Operating Officer of the Company and the Bank. The agreement is filed as Exhibit 10.18 to this Form 10-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Reports,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2021 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2021 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2021 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2021 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (PCAOB ID: 49).
The information required by this Item 14 will be included in the Company’s Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2021 fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
(1) Financial Statements: The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
    Consolidated Balance Sheets - December 31, 2021 and 2020
    Consolidated Statements of Income - Years Ended December 31, 2021, 2020, and 2019
    Consolidated Statements of Comprehensive Income - Years Ended December 31, 2021, 2020, and 2019
    Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2021, 2020, and 2019

    Consolidated Statements of Cash Flows - Years Ended December 31, 2021, 2020, and 2019
    Notes to Consolidated Financial Statements
    (2) Financial Statement Schedules:
    All schedules are omitted as such information is inapplicable or is included in the financial statements.
    (3) Exhibits:
The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number	Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger, dated	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	August 21, 2018, between MidWestOne Financial	filed with the SEC on August 22, 2018
Group, Inc. and ATBancorp+

2.2	First Amendment to the Agreement and Plan of Merger,	Exhibit 2.2 to the Company’s Current Report on Form 8-K
	dated April 30, 2019, between MidWestOne Financial	filed with the SEC on May 1, 2019
Group, Inc. and ATBancorp

2.3	Agreement and Plan of Merger dated November 1, 2021^	Exhibit 2.1 to the Company’s Current Report on Form 8-K
filed with the SEC on November 1, 2021

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company’s Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Articles of Amendment (Third Amendment) to the	Exhibit 3.1 to the Company’s Form 10-Q for the quarter
	Amended and Restated Articles of Incorporation of	ended March 31, 2017, filed with the SEC on May 4, 2017
MidWestOne Financial Group, Inc., filed with the Secretary
of State of the State of Iowa on April 21, 2017

3.5	Third Amended and Restated Bylaws, as Amended of	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc. as of January 25, 2022	filed with the SEC on January 27, 2022

4.1	Reference is made to Exhibits 3.1 through 3.5 hereof	N/A

4.2	Description of the Company’s Securities Registered	Exhibit 4.2 to the Company’s Annual Report on Form 10-K
	Pursuant to Section 12 of the Securities Exchange Act of	filed with the SEC on March 6, 2020
1934

4.3	Indenture, dated July 28, 2020, by and between	Exhibit 4.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on July 29, 2020
National Association, as trustee

Exhibit
Number	Description	Incorporated by Reference to:
4.4	Forms of 5.75% Fixed-to-Floating Rate Subordinated Note	Exhibit 4.2 to the Company’s Current Report on Form 8-K
	due 2030 (included as Exhibit A-1 and Exhibit A-2 to the	filed with the SEC on July 29, 2020
Indenture filed as Exhibit 4.3 hereto)

10.1	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 to the Company’s Annual Report on Form 10-K
	Ownership Plan and Trust (Restated as of January 1,	filed with the SEC on March 6, 2020
2013)*

10.2	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan*	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

10.3	MidWestOne Financial Group, Inc. 2017 Equity	Appendix A of the Company’s Definitive Proxy Statement on
	Incentive Plan*	Schedule 14A filed with the SEC on March 10, 2017

10.4	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 10.4 to the Company’s Annual Report on Form 10-K
	Incentive Plan Restricted Stock Unit Award Agreement*	filed with the SEC on March 11, 2021

10.5	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 10.5 to the Company’s Annual Report on Form 10-K
	Incentive Plan Performance-Based Restricted Stock Unit	filed with the SEC on March 11, 2021
Award Agreement*

10.6	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.7	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001*	November 27, 2007

10.8	Employment Agreement between MidWestOne Financial	Exhibit 10.5 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated October 18,	Form 8-K filed with the SEC on October 18, 2017
2017*

10.9	Credit Agreement by and between MidWestOne	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	Financial Group, Inc. and U.S. Bank National Association	ended June 30, 2015 filed with the SEC on August 10, 2015
dated April 30, 2015

10.10	Fourth Amendment to the Credit Agreement by and	Exhibit 10.9 to the Company’s Annual Report on Form 10-K
	between MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on March 6, 2020
National Association dated April 29, 2019

10.11	Seventh Amendment to the Credit Agreement by and	Exhibit 10.11 to the Company’s Annual Report on Form 10-K
	between MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on March 11, 2021
National Association dated December 11, 2020

10.12	Eighth Amendment to the Credit Agreement by and	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	between MidWestOne Financial Group, Inc. and U.S. Bank	ended September 30, 2021 filed with the SEC on
	National Association dated October 22, 2021.	November 4, 2021

10.13	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Barry S. Ray, effective June 4, 2018*	Form 8-K filed with the SEC on May 4, 2018

10.14	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Gary L. Sims, effective June 25, 2018*	Form 8-K filed with the SEC on June 11, 2018

Exhibit
Number	Description	Incorporated by Reference to:
10.15	Change in Control Agreement between MidWestOne	Exhibit 10.23 to the Company’s Annual Report on Form 10-K
	Financial Group, Inc. and David Lindstrom, effective	filed with the SEC on March 8, 2019
February 21, 2018*

10.16	Change in Control Agreement between MidWestOne	Exhibit 10.13 to the Company’s Annual Report on Form 10-K
	Financial Group, Inc. and Gregory W. Turner, effective	filed with the SEC on March 6, 2020
October 13, 2017*

10.17	Amended and Restated MidWestOne Financial Group, Inc.	Exhibit 10.16 to the Company’s Annual Report on Form 10-K
	Executive Deferred Compensation Plan, effective	filed with the SEC on March 11, 2021
December 15, 2020*

10.18	Amended and Restated Employment Agreement between	Filed herewith
MidWestOne Financial Group, Inc. and Len D. Devaisher,
dated March 8, 2022*

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of RSM US LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s	Filed herewith
Annual Report on Form 10-K for the year ended
December 31, 2021, formatted in Inline XBRL:
(i) Consolidated Balance Sheets, (ii) Consolidated
Statements of Income (iii) Consolidated Statements of
Comprehensive Income, (iv) Consolidated Statements of
Shareholders’ Equity, (v) Consolidated Statements of Cash
Flows, and (vi) Notes to Consolidated Financial Statements,
tagged as blocks of text and including detailed tags.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith
Document

Exhibit
Number	Description	Incorporated by Reference to:
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
Document

101.INS	The Inline XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

104	Cover Page Interactive Data File (formatted inline XBRL and contained in Exhibit 101)	Filed herewith

* Indicates management contract or compensatory plan or arrangement.
^ The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the SEC upon request.

ITEM 16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 10, 2022	By:	/s/ CHARLES N. FUNK
Charles N. Funk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial
Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. FUNK	Chief Executive Officer;	March 10, 2022
Charles N. Funk	Director (Principal Executive Officer)

Senior Executive Vice President
/s/ BARRY S. RAY	and Chief Financial Officer	March 10, 2022
Barry S. Ray	(Principal Financial and Accounting
Officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 10, 2022
Kevin W. Monson

/s/ LARRY D. ALBERT	Director	March 10, 2022
Larry D. Albert

/s/ RICHARD R. DONOHUE	Director	March 10, 2022
Richard R. Donohue

/s/ JANET E. GODWIN	Director	March 10, 2022
Janet E. Godwin

/s/ DOUGLAS H. GREEFF	Director	March 10, 2022
Douglas H. Greeff

/s/ RICHARD J. HARTIG	Director	March 10, 2022
Richard J. Hartig

/s/ JENNIFER L. HAUSCHILDT	Director	March 10, 2022
Jennifer L. Hauschildt

/s/ MATTHEW J. HAYEK	Director	March 10, 2022
Matthew J. Hayek

/s/ NATHANIEL J. KAEDING	Director	March 10, 2022
Nathaniel J. Kaeding

/s/ TRACY S. MCCORMICK	Director	March 10, 2022
Tracy S. McCormick

/s/ RUTH E. STANOCH	Director	March 10, 2022
Ruth E. Stanoch

/s/ DOUGLAS K. TRUE	Director	March 10, 2022
Douglas K. True