Form 10-Q
period 2022-03-31
MidWestOne Financial Group, Inc.
filed 2022-05-05
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 3, 2022, there were 15,680,463 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available for Sale	FHLBC	Federal Home Loan Bank of Chicago
AOCI	Accumulated Other Comprehensive Income	FHLBDM	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FNBF	First National Bank in Fairfield
ATM	Automated Teller Machine	FNBM	First National Bank of Muscatine
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FNMA	Federal National Mortgage Association
BHCA	Bank Holding Company Act of 1956, as amended	FRB	Board of Governors of the Federal Reserve System
BOLI	Bank Owned Life Insurance	GAAP	U.S. Generally Accepted Accounting Principles
CAA	Consolidated Appropriations Act, 2021	GLBA	Gramm-Leach-Bliley Act of 1999
CARES Act	Coronavirus Aid, Relief and Economic Security Act	GNMA	Government National Mortgage Association
CDARS	Certificate of Deposit Account Registry Service	ICS	Insured Cash Sweep
CECL	Current Expected Credit Loss	IOFB	Iowa First Bancshares Corp.
CMO	Collateralized Mortgage Obligations	LIBOR	The London Inter-bank Offered Rate
COVID-19	Coronavirus Disease 2019	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	ROU	Right-of-Use
DCF	Discounted Cash Flows	RPA	Credit Risk Participation Agreement
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$47,677	$42,949
Interest earning deposits in banks	12,152	160,881
Total cash and cash equivalents	59,829	203,830
Debt securities available for sale at fair value	1,145,638	2,288,110
Held to maturity securities at amortized cost	1,204,212	—
Total securities	2,349,850	2,288,110
Loans held for sale	6,466	12,917
Gross loans held for investment	3,256,294	3,252,194
Unearned income, net	(6,259)	(7,182)
Loans held for investment, net of unearned income	3,250,035	3,245,012
Allowance for credit losses	(46,200)	(48,700)
Total loans held for investment, net	3,203,835	3,196,312
Premises and equipment, net	82,603	83,492
Goodwill	62,477	62,477
Other intangible assets, net	18,658	19,885
Foreclosed assets, net	273	357
Other assets	176,223	157,748
Total assets	$5,960,214	$6,025,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$1,002,415	$1,005,369
Interest bearing deposits	4,075,310	4,109,150
Total deposits	5,077,725	5,114,519
Short-term borrowings	181,193	181,368
Long-term debt	139,898	154,879
Other liabilities	56,941	46,887
Total liabilities	5,455,757	5,497,653

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,690,125 and 15,671,147	16,581	16,581
Additional paid-in capital	300,505	300,940
Retained earnings	253,500	243,365
Treasury stock at cost, 890,892 and 909,870 shares	(24,113)	(24,546)
Accumulated other comprehensive loss	(42,016)	(8,865)
Total shareholders' equity	504,457	527,475
Total liabilities and shareholders' equity	$5,960,214	$6,025,128
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands, except per share amounts)	2022	2021
Interest income
Loans, including fees	$31,318	$36,542
Taxable investment securities	8,123	5,093
Tax-exempt investment securities	2,383	2,555
Other	28	14
Total interest income	41,852	44,204
Interest expense
Deposits	2,910	3,608
Short-term borrowings	119	128
Long-term debt	1,487	1,851
Total interest expense	4,516	5,587
Net interest income	37,336	38,617
Credit loss (benefit) expense	—	(4,734)
Net interest income after credit loss (benefit) expense	37,336	43,351
Noninterest income
Investment services and trust activities	3,011	2,836
Service charges and fees	1,657	1,487
Card revenue	1,650	1,536
Loan revenue	4,293	4,730
Bank-owned life insurance	531	542
Investment securities gains, net	40	27
Other	462	666
Total noninterest income	11,644	11,824
Noninterest expense
Compensation and employee benefits	18,664	16,917
Occupancy expense of premises, net	2,779	2,318
Equipment	1,901	1,793
Legal and professional	2,353	783
Data processing	1,231	1,252
Marketing	1,029	1,006
Amortization of intangibles	1,227	1,507
FDIC insurance	420	512
Communications	272	409
Foreclosed assets, net	(112)	47
Other	1,879	1,156
Total noninterest expense	31,643	27,700
Income before income tax expense	17,337	27,475
Income tax expense	3,442	5,827
Net income	$13,895	$21,648

Per common share information
Earnings - basic	$0.89	$1.35
Earnings - diluted	$0.88	$1.35
Dividends paid	$0.2375	$0.2250
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands)	2022	2021
Net income	$13,895	$21,648

Other comprehensive loss, net of tax:
Unrealized gain (loss) from available for sale debt securities:
Unrealized net holding loss on debt securities available for sale arising during the period	(46,221)	(27,784)
Reclassification adjustment for gains included in net income	(40)	(27)
Income tax benefit	12,074	7,259
Unrealized net loss on available for sale debt securities, net of reclassification adjustments	(34,187)	(20,552)
Reclassification of available for sale debt securities to held to maturity:
Amortization of the net unrealized loss from the reclassification of available for sale debt securities to held to maturity	1,402	—
Income tax expense	(366)	—
Amortization of net unrealized loss from the reclassification of available for sale debt securities to held to maturity, net	1,036	—
Other comprehensive loss, net of tax	(33,151)	(20,552)
Comprehensive (loss) income	$(19,256)	$1,096
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	$515,250
Net income	—	—	21,648	—	—	21,648
Other comprehensive loss	—	—	—	—	(20,552)	(20,552)
Release/lapse of restriction on RSUs (26,896 shares)	—	(774)	(11)	672	—	(113)
Repurchase of common stock (62,588 shares)	—	—	—	(1,699)	—	(1,699)
Share-based compensation	—	384	—	—	—	384
Dividends paid on common stock ($0.2250 per share)	—	—	(3,598)	—	—	(3,598)
Balance at March 31, 2021	$16,581	$299,747	$206,230	$(15,278)	$4,040	$511,320

Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	$527,475
Net income	—	—	13,895	—	—	13,895
Other comprehensive loss	—	—	—	—	(33,151)	(33,151)
Release/lapse of restriction on RSUs (30,478 shares, net)	—	(995)	(31)	789	—	(237)
Repurchase of common stock (11,500 shares)	—	—	—	(356)	—	(356)
Share-based compensation	—	560	—	—	—	560
Dividends paid on common stock ($0.2375 per share)	—	—	(3,729)	—	—	(3,729)
Balance at March 31, 2022	$16,581	$300,505	$253,500	$(24,113)	$(42,016)	504,457

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited) (dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$13,895	$21,648
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss (benefit) expense	—	(4,734)
Depreciation, amortization, and accretion	2,469	(342)
Net change in premises and equipment due to writedown or sale	410	—
Share-based compensation	560	384
Net gain on sale or call of debt securities available for sale	(40)	(27)
Net change in foreclosed assets due to writedown or sale	(112)	(1)
Net gain on sale of loans held for sale	(817)	(3,089)
Origination of loans held for sale	(32,564)	(82,898)
Proceeds from sales of loans held for sale	43,232	87,610
Increase in cash surrender value of bank-owned life insurance	(531)	(541)
Decrease in deferred income taxes, net	1,441	810
Change in:
Other assets	(7,514)	4,871
Other liabilities	5,747	(8,666)
Net cash provided by operating activities	$26,176	$15,025
Cash flows from investing activities:
Proceeds from maturities and calls of debt securities available for sale	$45,174	$109,003
Purchases of debt securities available for sale	(198,857)	(369,754)
Proceeds from maturities and calls of debt securities held to maturity	49,839	—
Net (increase) decrease in loans held for investment	(9,239)	128,164
Purchases of premises and equipment	(938)	(349)
Proceeds from sale of foreclosed assets	196	1,010
Proceeds from sale of premises and equipment	8	—
Net cash used in investing activities	$(113,817)	$(131,926)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	$(36,825)	$247,469
Short-term borrowings	(175)	(55,004)
Payments of subordinated debt issuance costs	—	(9)
Payments on finance lease liability	(39)	(35)
Payments of Federal Home Loan Bank borrowings	(15,000)	(7,000)
Taxes paid relating to the release/lapse of restriction on RSUs	(236)	(113)
Dividends paid	(3,729)	(3,598)
Repurchase of common stock	(356)	(1,699)
Net cash used in (provided by) financing activities	$(56,360)	$180,011
Net (decrease) increase in cash and cash equivalents	$(144,001)	$63,110
Cash and cash equivalents:
Beginning of Period	203,830	82,659
Ending balance	$59,829	$145,769

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$5,466	$6,835
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$—	$180
Transfer of loans held for investment to loans held for sale	3,400	—
Investment securities purchased but not settled	6,509	7,945
Transfer of premises and equipment to assets held for sale	628	—
Transfer of debt securities available for sale to debt securities held to maturity	1,253,179	—
See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.    Nature of Business and Significant Accounting Policies
Nature of Business
MidWestOne Financial Group, Inc. (the "Company"), an Iowa corporation formed in 1983, is a bank holding company under the BHCA and a financial holding company under the GLBA. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240.
The Company owns all of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa. We operate primarily through MidWestOne Bank, our bank subsidiary.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2022 may not be indicative of results for the year ending December 31, 2022, or for any other period.

All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, except for the policy related to held to maturity debt securities.
Held to Maturity Debt Securities - Certain debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.
A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.
The Company evaluates debt securities held to maturity for current expected credit losses. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. The Company's mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government, and as such are excluded from the credit loss evaluation.

Accrued interest receivable on held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses.

Segment Reporting
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

Accounting Guidance Pending Adoption at March 31, 2022

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

On March 31, 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For creditors that have adopted the CECL accounting guidance within ASU 2016-13, the amendments eliminate the accounting guidance for TDRs within ASC 310-40, while also enhancing the disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. In addition, public business entities must also disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The amendments are effective for fiscal years beginning after December 15, 2022 and should be applied prospectively, with an option to apply a modified retrospective transition approach for the recognition and measurement of TDRs. The Company is currently evaluating the impact of ASU 2022-02.

2.    Debt Securities
On January 1, 2022, the Company transferred, at fair value, $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and securities issued by state and political subdivisions from the available for sale classification to the held to maturity classification. The net unrealized after tax loss of $11.5 million associated with those re-classified securities remained in accumulated other comprehensive loss and will be amortized over the remaining life of the securities. No gains or losses were recognized in earnings at the time of the transfer.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities for the periods indicated. There were no held to maturity debt securities as of December 31, 2021.

	As of March 31, 2022
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
State and political subdivisions	$294,697	$1,019	$6,728	$—	$288,988
Mortgage-backed securities	7,059	49	7	—	7,101
Collateralized mortgage obligations	180,229	66	8,798	—	171,497
Corporate debt securities	706,373	2,002	30,323	—	678,052
Total available for sale debt securities	$1,188,358	$3,136	$45,856	$—	$1,145,638

Held to Maturity
State and political subdivisions	$541,801	$1	$52,139	$—	$489,663
Mortgage-backed securities	88,281	—	5,901	—	82,380
Collateralized mortgage obligations	574,130	—	40,359	—	533,771
Total held to maturity debt securities	$1,204,212	$1	$98,399	$—	$1,105,814
(1) Amortized cost for the held to maturity securities includes $0.3 million of unamortized gain in state and political subdivisions, $22 thousand of unamortized losses in mortgage-backed securities and $14.4 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from from available for sale to held to maturity on January 1, 2022.

	As of December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
U.S. Government agencies and corporations	$265	$1	$—	$—	$266
State and political subdivisions	760,894	10,484	5,636	—	765,742
Mortgage-backed securities	100,325	932	631	—	100,626
Collateralized mortgage obligations	785,945	1,274	18,320	—	768,899
Corporate debt securities	652,677	6,305	6,405	—	652,577
Total debt securities	$2,300,106	$18,996	$30,992	$—	$2,288,110

Investment securities with a fair value of $519.1 million and $582.2 million at March 31, 2022 and December 31, 2021, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At March 31, 2022 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $6.4 million and $3.8 million, respectively. At December 31, 2021 the accrued interest receivable on available for sale debt securities totaled $9.5 million. There was no accrued interest receivable on held to maturity debt security at December 31, 2021.

The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2022, aggregated by investment category and length of time in a continuous loss position:

		As of March 31, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	228	$181,805	$6,176	$5,364	$552	$187,169	$6,728
Mortgage-backed securities	4	4,531	7	48	—	4,579	7
Collateralized mortgage obligations	16	116,360	6,774	17,973	2,024	134,333	8,798
Corporate debt securities	99	419,928	22,041	84,621	8,282	504,549	30,323
Total	347	$722,624	$34,998	$108,006	$10,858	$830,630	$45,856

As of March 31, 2022, 228 state and political subdivisions securities with total unrealized losses of $6.7 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2022, 4 mortgage-backed securities and 16 collateralized mortgage obligations with unrealized losses totaling $8.8 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2022, 99 corporate debt securities with total unrealized losses of $30.3 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
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

The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of March 31, 2022. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.

There were no sales of debt securities available for sale, and therefore no realized gains or losses on sales, for the three months ended March 31, 2022 and 2021.
The contractual maturity distribution of investment debt securities at March 31, 2022, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$59,984	$60,555	$1,513	$1,507
Due after one year through five years	530,381	512,427	39,918	38,131
Due after five years through ten years	355,802	340,809	240,528	222,477
Due after ten years	54,903	53,249	259,842	227,548
	$1,001,070	$967,040	$541,801	$489,663
Mortgage-backed securities	7,059	7,101	88,281	82,380
Collateralized mortgage obligations	180,229	171,497	574,130	533,771
Total	$1,188,358	$1,145,638	$1,204,212	$1,105,814

3.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Agricultural	$94,649	$103,417
Commercial and industrial	898,942	902,314
Commercial real estate:
Construction & development	193,130	172,160
Farmland	140,846	144,673
Multifamily	259,609	244,503
Commercial real estate-other	1,130,306	1,143,205
Total commercial real estate	1,723,891	1,704,541
Residential real estate:
One- to four- family first liens	331,883	333,308
One- to four- family junior liens	131,793	133,014
Total residential real estate	463,676	466,322
Consumer	68,877	68,418
Loans held for investment, net of unearned income	3,250,035	3,245,012
Allowance for credit losses	(46,200)	(48,700)
Total loans held for investment, net	$3,203,835	$3,196,312

Loans with unpaid principal in the amount of $830.4 million and $816.0 million at March 31, 2022 and December 31, 2021, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
March 31, 2022
Agricultural	$93,002	$970	$5	$672	$94,649	$—
Commercial and industrial	896,143	677	54	2,068	898,942	—
Commercial real estate:
Construction and development	192,185	—	—	945	193,130	—
Farmland	138,496	1,053	—	1,297	140,846	—
Multifamily	258,224	—	1,385	—	259,609	—
Commercial real estate-other	1,110,690	2,250	128	17,238	1,130,306	—
Total commercial real estate	1,699,595	3,303	1,513	19,480	1,723,891	—
Residential real estate:
One- to four- family first liens	329,465	2,147	27	244	331,883	—
One- to four- family junior liens	130,955	467	88	283	131,793	—
Total residential real estate	460,420	2,614	115	527	463,676	—
Consumer	68,744	58	58	17	68,877	—
Total	$3,217,904	$7,622	$1,745	$22,764	$3,250,035	$—

December 31, 2021
Agricultural	$102,352	$244	$—	$821	$103,417	$—
Commercial and industrial	899,423	529	134	2,228	902,314	—
Commercial real estate:
Construction and development	171,169	396	—	595	172,160	—
Farmland	141,814	116	—	2,743	144,673	—
Multifamily	243,117	—	1,386	—	244,503	—
Commercial real estate-other	1,129,073	8,417	306	5,409	1,143,205	—
Total commercial real estate	1,685,173	8,929	1,692	8,747	1,704,541	—
Residential real estate:
One- to four- family first liens	330,992	1,057	1,057	202	333,308	—
One- to four- family junior liens	132,392	261	135	226	133,014	—
Total residential real estate	463,384	1,318	1,192	428	466,322	—
Consumer	68,326	66	14	12	68,418	—
Total	$3,218,658	$11,086	$3,032	$12,236	$3,245,012	$—

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Agricultural	$1,238	$2,090	$804	$1,341	$—	$—
Commercial and industrial	3,344	3,803	1,749	1,341	—	—
Commercial real estate:
Construction and development	945	595	945	595	—	—
Farmland	4,448	5,499	3,978	4,156	—	—
Multifamily	973	987	318	323	—	—
Commercial real estate-other	18,593	16,544	14,602	1,063	—	—
Total commercial real estate	24,959	23,625	19,843	6,137	—	—
Residential real estate:
One- to four- family first liens	947	1,275	80	345	—	—
One- to four- family junior liens	659	713	—	—	—	—
Total residential real estate	1,606	1,988	80	345	—	—
Consumer	35	34	—	—	—	—
Total	$31,182	$31,540	$22,476	$9,164	$—	$—
The interest income recognized on loans that were on nonaccrual for the three months ended March 31, 2022 and March 31, 2021 was $70 thousand and $90 thousand, respectively.

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

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of March 31, 2022. As of March 31, 2022, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
March 31, 2022 (in thousands)	2022	2021	2020	2019	2018	Prior		Total
Agricultural
Pass	$8,413	$15,512	$6,747	$3,742	$926	$1,043	$51,051	$87,434
Special mention / watch	107	958	133	173	—	909	1,485	3,765
Substandard	—	302	699	18	191	274	1,966	3,450
Doubtful	—	—	—	—	—	—	—	—
Total	$8,520	$16,772	$7,579	$3,933	$1,117	$2,226	$54,502	$94,649
Commercial and industrial
Pass	$38,246	$263,108	$173,340	$55,961	$33,094	$127,574	$160,281	$851,604
Special mention / watch	3,011	1,119	3,309	693	444	18,277	8,169	35,022
Substandard	—	6	1,260	1,171	725	2,856	6,298	12,316
Doubtful	—	—	—	—	—	—	—	—
Total	$41,257	$264,233	$177,909	$57,825	$34,263	$148,707	$174,748	$898,942
CRE - Construction and development
Pass	$12,980	$102,092	$37,967	$1,907	$1,552	$2,205	$31,925	$190,628
Special mention / watch	—	867	—	167	—	—	—	1,034
Substandard	—	—	863	595	—	10	—	1,468
Doubtful	—	—	—	—	—	—	—	—
Total	$12,980	$102,959	$38,830	$2,669	$1,552	$2,215	$31,925	$193,130
CRE - Farmland
Pass	$17,486	$50,457	$26,514	$11,994	$4,906	$13,945	$1,074	$126,376
Special mention / watch	450	817	3,664	—	715	352	—	5,998
Substandard	29	1,473	1,901	1,209	1,797	2,063	—	8,472
Doubtful	—	—	—	—	—	—	—	—
Total	$17,965	$52,747	$32,079	$13,203	$7,418	$16,360	$1,074	$140,846
CRE - Multifamily
Pass	$18,941	$99,165	$96,159	$18,912	$2,680	$4,823	$26	$240,706
Special mention / watch	17	7,834	—	—	6,000	2,357	—	16,208
Substandard	—	654	2,041	—	—	—	—	2,695
Doubtful	—	—	—	—	—	—	—	—
Total	$18,958	$107,653	$98,200	$18,912	$8,680	$7,180	$26	$259,609
CRE - other
Pass	$53,917	$324,261	$353,204	$86,320	$40,417	$92,908	$62,962	$1,013,989
Special mention / watch	10,589	2,535	10,980	4,174	10,769	3,520	1,647	44,214
Substandard	757	2,753	46,538	12,426	1,635	7,994	—	72,103
Doubtful	—	—	—	—	—	—	—	—
Total	$65,263	$329,549	$410,722	$102,920	$52,821	$104,422	$64,609	$1,130,306
RRE - One- to four- family first liens
Performing	$35,714	$101,835	$67,237	$25,627	$22,357	$73,556	$4,611	$330,937
Nonperforming	—	83	5	45	184	629	—	946
Total	$35,714	$101,918	$67,242	$25,672	$22,541	$74,185	$4,611	$331,883
RRE - One- to four- family junior liens
Performing	$9,889	$27,499	$10,933	$3,746	$4,479	$8,286	$66,302	$131,134
Nonperforming	—	82	—	226	190	161	—	659
Total	$9,889	$27,581	$10,933	$3,972	$4,669	$8,447	$66,302	$131,793
Consumer
Performing	$9,907	$28,639	$11,968	$4,985	$3,301	$6,985	$3,056	$68,841
Nonperforming	—	—	1	15	5	15	—	36
Total	$9,907	$28,639	$11,969	$5,000	$3,306	$7,000	$3,056	$68,877

Total by Credit Quality Indicator Category
Pass	$149,983	$854,595	$693,931	$178,836	$83,575	$242,498	$307,319	$2,510,737
Special mention / watch	14,174	14,130	18,086	5,207	17,928	25,415	11,301	106,241
Substandard	786	5,188	53,302	15,419	4,348	13,197	8,264	100,504
Doubtful	—	—	—	—	—	—	—	—
Performing	55,510	157,973	90,138	34,358	30,137	88,827	73,969	530,912
Nonperforming	—	165	6	286	379	805	—	1,641
Total	$220,453	$1,032,051	$855,463	$234,106	$136,367	$370,742	$400,853	$3,250,035

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

Allowance for Credit Losses
At March 31, 2022, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. The decline in the ACL between the three-months ended ended March 31, 2021 and the three-months ended March 31, 2022 is reflective of overall improvements in forecasted economic conditions and the continued improvement in overall asset quality. Net loan charge-offs were $2.2 million for the three-months ended March 31, 2022 as compared to net loan charge-offs of $0.3 million for the three-months ended ended March 31, 2021.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $9.3 million at March 31, 2022 and $10.4 million at December 31, 2021 and is excluded from the estimate of credit losses. The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended March 31, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2022
Beginning balance	$667	$17,294	$26,120	$4,010	$609	$48,700
Charge-offs	—	(233)	(2,184)	(30)	(184)	(2,631)
Recoveries	7	225	117	16	44	409
Credit loss (benefit) expense(1)	(294)	(11)	4	(88)	111	(278)
Ending balance	$380	$17,275	$24,057	$3,908	$580	$46,200

For the Three Months Ended March 31, 2021
Beginning balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
Charge-offs	(41)	(666)	(66)	(35)	(195)	(1,003)
Recoveries	27	292	306	9	53	687
Credit loss (benefit) expense(1)	(222)	(1,671)	(2,455)	(201)	15	(4,534)
Ending balance	$1,110	$13,644	$30,425	$4,655	$816	$50,650
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss (benefit) expense of $0.3 million and $(0.2) million related to off-balance sheet credit exposures for the three months ended March 31, 2022 and March 31, 2021, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of March 31, 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$804	$2,846	$24,646	$290	$—	$28,586
Collectively evaluated for impairment	93,845	896,096	1,699,245	463,386	68,877	3,221,449
Total	$94,649	$898,942	$1,723,891	$463,676	$68,877	$3,250,035
Allowance for credit losses:
Individually evaluated for impairment	$—	$420	$1,762	$209	$—	$2,391
Collectively evaluated for impairment	380	16,855	22,295	3,699	580	43,809
Total	$380	$17,275	$24,057	$3,908	$580	$46,200

	As of December 31, 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$1,341	$3,005	$23,118	$570	$—	$28,034
Collectively evaluated for impairment	102,076	899,309	1,681,423	465,752	68,418	3,216,978
Total	$103,417	$902,314	$1,704,541	$466,322	$68,418	$3,245,012
Allowance for credit losses:
Individually evaluated for impairment	$—	$681	$2,193	$224	$—	$3,098
Collectively evaluated for impairment	667	16,613	23,927	3,786	609	45,602
Total	$667	$17,294	$26,120	$4,010	$609	$48,700

The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of March 31, 2022
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$591	$213	$—	$804	$—
Commercial and industrial	408	514	1,924	2,846	420
Commercial real estate:
Construction and development	945	—	—	945	—
Farmland	4,323	—	—	4,323	6
Multifamily	972	—	—	972	375
Commercial real estate-other	16,761	—	1,645	18,406	1,381
Residential real estate:
One- to four- family first liens	145	—	—	145	65
One- to four- family junior liens	—	—	145	145	144
Consumer	—	—	—	—	—
Total	$24,145	$727	$3,714	$28,586	$2,391

	As of December 31, 2021
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$916	$425	$—	$1,341	$—
Commercial and industrial	408	374	2,223	3,005	681
Commercial real estate:
Construction and development	595	—	—	595	—
Farmland	5,185	—	—	5,185	22
Multifamily	987	—	—	987	387
Commercial real estate-other	16,130	—	221	16,351	1,784
Residential real estate:
One- to four- family first liens	410	—	—	410	64
One- to four- family junior liens	—	—	160	160	160
Consumer	—	—	—	—	—
Total	$24,631	$799	$2,604	$28,034	$3,098

Troubled Debt Restructurings
TDRs totaled $18.9 million and $20.0 million as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, the Company had $8 thousand of commitments to lend additional funds to borrowers with loans classified as TDR.
The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	Three Months Ended March 31,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
One- to four- family first liens	—	$—	$—	1	$93	$93

CONCESSION - Other
Agricultural	1	140	140	—	—	—
Farmland	3	1,529	1,529	—	—	—
Commercial real estate-other	—	—	—	1	44	44
One- to four- family first liens	—	—	—	1	150	150
Total	4	$1,669	$1,669	3	$287	$287

Loans by class of financing receivable modified as TDRs that redefaulted within 12 months subsequent to restructure during the stated periods were as follows:

	Three Months Ended March 31,
	2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
Commercial real estate-other	1	$7,388	—	$—
Total	1	$7,388	—	$—

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

The fair values of the Company's derivative instrument assets and liabilities are summarized as follows:

	As of March 31, 2022			As of December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$24,610	$1,037	$458	$24,802	$424	$1,400
Total	$24,610	$1,037	$458	$24,802	$424	$1,400

Not designated as hedging instruments:
Interest rate swaps	$353,581	$8,998	$9,004	$356,636	$5,352	$5,363
RPAs - protection sold	4,167	—	—	4,229	—	—
RPAs - protection purchased	9,579	—	—	9,629	—	2
Interest rate lock commitments	12,582	—	51	17,438	330	—
Interest rate forward loan sales contracts	15,271	334	—	22,710	—	(24)
Total	$395,180	$9,332	$9,055	$410,642	$5,682	$5,341

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
	2022		2021
(in thousands)	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value hedges are recorded	$(104)	$—	$(108)	$—

Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	(1,553)	—	(1,633)	—
Derivative designated as hedging instruments	942	—	1,123	—

As of March 31, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$24,058	$(574)

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended March 31,
(in thousands)		2022	2021
Interest rate swaps	Other income	$(5)	$(34)
RPAs	Other income	(1)	—
Interest rate lock commitments	Loan revenue	381	—
Interest rate forward loan sales contracts	Loan revenue	(311)	—
Total		$64	$(34)

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of March 31, 2022 and December 31, 2021, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets (Liabilities) presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (Paid)	Net Assets (Liabilities)
As of March 31, 2022
Asset Derivatives	$10,369	$—	$10,369	$—	$8,310	$2,059
Liability Derivatives	(9,513)	—	(9,513)	—	1,100	(10,613)

As of December 31, 2021
Asset Derivatives	$6,106	$—	$6,106	$—	$—	$6,106
Liability Derivatives	(6,741)	—	(6,741)	—	(3,250)	(3,491)

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
As of March 31, 2022, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.7 million. As of March 31, 2022, the Company had minimum collateral posting thresholds with certain of its derivative counterparties and had posted $1.1 million of collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2022, it could have been required to settle its obligations under the agreements at their termination value of $0.7 million.

5.    Goodwill and Intangible Assets
The carrying amount of goodwill was $62.5 million at March 31, 2022 and December 31, 2021.
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of March 31, 2022			As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$41,745	$(31,610)	$10,135	$41,745	$(30,629)	$11,116
Customer relationship intangible	5,265	(3,916)	1,349	5,265	(3,692)	1,573
Other	2,700	(2,566)	134	2,700	(2,544)	156
	$49,710	$(38,092)	$11,618	$49,710	$(36,865)	$12,845

Indefinite-lived trade name intangible	$7,040			$7,040

The following table provides the estimated future amortization expense for the remaining nine months ending December 31, 2022 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2022	$2,506	$573	$57	$3,136
2023	2,833	518	51	3,402
2024	2,180	239	24	2,443
2025	1,526	19	2	1,547
2026	872	—	—	872
Thereafter	218	—	—	218
Total	$10,135	$1,349	$134	$11,618
6.    Other Assets
The components of the Company's other assets as of March 31, 2022 and December 31, 2021 were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Bank-owned life insurance	$85,903	$85,372
Interest receivable	19,649	20,117
FHLB stock	11,302	10,157
Mortgage servicing rights	9,276	6,532
Operating lease right-of-use assets, net	2,589	2,840
Federal and state income taxes, current	—	178
Federal and state income taxes, deferred	24,160	13,893
Derivative assets	10,369	6,106
Other receivables/assets	12,975	12,553
	$176,223	$157,748

7.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Noninterest bearing deposits	$1,002,415	$1,005,369
Interest checking deposits	1,601,249	1,619,136
Money market deposits	983,709	939,523
Savings deposits	650,314	628,242
Time deposits under $250	501,903	505,392
Time deposits of $250 or more	338,135	416,857
Total deposits	$5,077,725	$5,114,519

The Company had $5.0 million and $3.4 million in reciprocal time deposits as of March 31, 2022 and December 31, 2021, respectively. Included in interest-bearing checking and money market deposits at March 31, 2022 and December 31, 2021 were $34.9 million and $35.4 million, respectively, of reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of March 31, 2022 and December 31, 2021, the Company had public entity deposits that were collateralized by investment securities of $268.0 million and $303.3 million, respectively.

8.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	March 31, 2022		December 31, 2021
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.24%	$148,293	0.24%	$181,368
Federal Home Loan Bank advances	0.54	32,900	—	—
Total	0.30%	$181,193	0.24%	$181,368

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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either March 31, 2022 or December 31, 2021.
Other - At March 31, 2022 and December 31, 2021, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $56.8 million as of March 31, 2022 and $60.2 million as of December 31, 2021. As of March 31, 2022 and December 31, 2021, the Bank had municipal securities with a market value of $61.3 million and $65.2 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. Interest is payable on the $25.0 million revolving commitment at an annual rate equal to the monthly reset term SOFR rate plus 1.70%. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. The agreement matures on September 30, 2022. The Company had no balance outstanding under this revolving credit facility as of both March 31, 2022 and December 31, 2021.

9.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
March 31, 2022
ATBancorp Statutory Trust I	$7,732	$6,898	Three-month LIBOR + 1.68%	2.51%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,923	Three-month LIBOR + 1.65%	2.48%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,808	Three-month LIBOR + 2.15%	3.11%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,891	Three-month LIBOR + 3.50%	4.33%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	2.42%	12/15/2037	12/15/2012
Total	$44,847	$41,984

December 31, 2021
ATBancorp Statutory Trust I	$7,732	$6,888	Three-month LIBOR + 1.68%	1.88%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,908	Three-month LIBOR + 1.65%	1.85%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,800	Three-month LIBOR + 2.15%	2.37%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,880	Three-month LIBOR + 3.50%	3.70%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.79%	12/15/2037	12/15/2012
Total	$44,847	$41,940

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

Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At March 31, 2022, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.

Other Long-Term Debt
Long-term borrowings were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$912	8.89%	$951
FHLB borrowings	2.74	33,094	2.76	48,113
Total	2.90%	$34,006	2.88%	$49,064

As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 3. Loans Receivable and the Allowance for Credit Losses of the notes to the unaudited consolidated financial statements. At March 31, 2022, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 2. Debt Securities of the notes to the unaudited consolidated financial statements.

As of March 31, 2022, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2022	2.56%	$16,000
Due in 2023	2.79%	11,000
Due in 2024	3.15%	6,000
Total		33,000
Valuation adjustment from acquisition accounting		94
Total		$33,094

10.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2022	2021
Basic Earnings Per Share:
Net income	$13,895	$21,648
Weighted average shares outstanding	15,683,136	15,990,724
Basic earnings per common share	$0.89	$1.35

Diluted Earnings Per Share:
Net income	$13,895	$21,648
Weighted average shares outstanding, including all dilutive potential shares	15,717,960	16,020,920
Diluted earnings per common share	$0.88	$1.35

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
As of March 31, 2022 and December 31, 2021, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these periods was zero dollars.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of March 31, 2022 and December 31, 2021, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2022
Consolidated:
Total capital/risk weighted assets	$624,401	12.89%	$508,653	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	517,418	10.68	411,767	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	475,434	9.81	339,102	7.00	N/A	N/A
Tier 1 leverage capital/average assets	517,418	8.85	233,833	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$585,720	12.12%	$507,416	10.50%	$483,253	10.00%
Tier 1 capital/risk weighted assets	543,737	11.25	410,765	8.50	386,603	8.00
Common equity tier 1 capital/risk weighted assets	543,737	11.25	338,277	7.00	314,115	6.50
Tier 1 leverage capital/average assets	543,737	9.30	233,765	4.00	292,206	5.00

At December 31, 2021
Consolidated:
Total capital/risk weighted assets	$615,060	13.09%	$493,283	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	508,687	10.83	399,324	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	466,747	9.94	328,855	7.00	N/A	N/A
Tier 1 leverage capital/average assets	508,687	8.67	234,745	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$584,348	12.46%	$492,436	10.50%	$468,987	10.00%
Tier 1 capital/risk weighted assets	542,975	11.58	398,639	8.50	375,189	8.00
Common equity tier 1 capital/risk weighted assets	542,975	11.58	328,291	7.00	304,841	6.50
Tier 1 leverage capital/average assets	542,975	9.25	234,686	4.00	293,358	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	March 31, 2022	December 31, 2021
(in thousands)
Commitments to extend credit	$1,034,843	$1,014,397
Commitments to sell loans	6,466	12,917
Standby letters of credit	16,757	16,342
Total	$1,058,066	$1,043,656
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At March 31, 2022, the liability for off-balance-sheet credit losses totaled $4.3 million, whereas the total amount of the liability as of December 31, 2021 was $4.0 million. The total amount recorded in credit loss expense (benefit) for the three-months ended March 31, 2022 was an expense of $0.3 million, while a credit loss benefit of $0.2 million was recorded for the three-months ended March 31, 2021.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 63% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 3. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 15% and 11%, respectively, as of March 31, 2022.

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

For additional information regarding the valuation methodologies used to measure the Company's assets recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value, see Note 1. Nature of Business and Significant Accounting Policies and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements in the Company's 2021 Annual Report on Form 10-K, filed with the SEC on March 10, 2022.
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

Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
State and political subdivisions	$288,988	$—	$288,988	$—
Mortgage-backed securities	7,101	—	7,101	—
Collateralized mortgage obligations	171,497	—	171,497	—
Corporate debt securities	678,052	—	678,052	—
Derivative assets	10,369	—	10,369	—
Mortgage servicing rights	9,276	—	9,276	—

Liabilities:
Derivative liabilities	$9,513	$—	$9,462	$51

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$266	$—	$266	$—
State and political subdivisions	765,742	—	765,742	—
Mortgage-backed securities	100,626	—	100,626	—
Collateralized mortgage obligations	768,899	—	768,899	—
Corporate debt securities	652,577	—	652,577	—
Derivative assets	6,106	—	5,776	330
Mortgage servicing rights	6,532	—	6,532	—

Liabilities:
Derivative liabilities	$6,741	$—	$6,741	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three months ended March 31, 2022 or the year ended December 31, 2021.
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
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	March 31, 2022	December 31, 2021	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$(51)	$330	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	70%	-	100%	91%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at March 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$3,721	$—	$—	$3,721
Foreclosed assets, net	273	—	—	273

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$15,772	$—	$—	$15,772
Foreclosed assets, net	357	—	—	357

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	March 31, 2022	December 31, 2021	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$3,721	$15,772	Fair value of collateral	Valuation adjustments	—%	-	60%	25%
Foreclosed assets, net	$273	$357	Fair value of collateral	Valuation adjustments	8%	-	12%	10%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$59,829	$59,829	$59,829	$—	$—
Debt securities available for sale	1,145,638	1,145,638	—	1,145,638	—
Debt securities held to maturity	1,204,212	1,105,814	—	1,105,814	—
Loans held for sale	6,466	6,361	—	6,361	—
Loans held for investment, net	3,203,835	3,212,334	—	—	3,212,334
Interest receivable	19,649	19,649	—	19,649	—
FHLB stock	11,302	11,302	—	11,302	—
Derivative assets	10,369	10,369	—	10,369	—
Financial liabilities:
Noninterest bearing deposits	1,002,415	1,002,415	1,002,415	—	—
Interest bearing deposits	4,075,310	4,063,299	3,235,272	828,027	—
Short-term borrowings	181,193	181,193	181,193	—	—
Finance leases payable	912	912	—	912	—
FHLB borrowings	33,094	33,088	—	33,088	—
Junior subordinated notes issued to capital trusts	41,984	37,208	—	37,208	—
Subordinated debentures	63,908	67,485	—	67,485	—
Derivative liabilities	9,513	9,513	—	9,462	51

	December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$203,830	$203,830	$203,830	$—	$—
Debt securities available for sale	2,288,110	2,288,110	—	2,288,110	—
Debt securities held to maturity	—	—	—	—	—
Loans held for sale	12,917	12,970	—	12,970	—
Loans held for investment, net	3,196,312	3,207,314	—	—	3,207,314
Interest receivable	20,117	20,117	—	20,117	—
FHLB stock	10,157	10,157	—	10,157	—
Derivative assets	6,106	6,106	—	5,776	330
Financial liabilities:
Noninterest bearing deposits	1,005,369	1,005,369	1,005,369	—	—
Interest bearing deposits	4,109,150	4,105,858	3,186,901	918,957	—
Short-term borrowings	181,368	181,368	181,368	—	—
Finance leases payable	951	951	—	951	—
FHLB borrowings	48,113	48,947	—	48,947	—
Junior subordinated notes issued to capital trusts	41,940	35,545	—	35,545	—
Subordinated debentures	63,875	68,207	—	68,207	—
Derivative liabilities	6,741	6,741	—	6,741	—
14.    Leases
Substantially all of the leases in which the Company is the lessee are comprised of real estate property for banking offices and office space. We do not have any subleased properties. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	March 31, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$2,589	$2,840
Finance lease right-of-use asset	Premises and equipment, net	422	446
Total right-of-use assets		$3,011	$3,286

Operating lease liability	Other liabilities	$3,496	$3,778
Finance lease liability	Long-term debt	912	951
Total lease liabilities		$4,408	$4,729

Weighted-average remaining lease term
Operating leases		9.41 years	9.13 years
Finance lease		4.42 years	4.67 years
Weighted-average discount rate
Operating leases		4.20%	4.13%
Finance lease		8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Lease Costs
Operating lease cost	$296	$299
Variable lease cost	21	72
Interest on lease liabilities(1)	20	23
Amortization of right-of-use assets	24	24
Net lease cost	$361	$418

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$596	$572
Operating cash flows from finance lease	20	23
Finance cash flows from finance lease	39	35

(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining nine-months ending December 31, 2022 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2022	$180	$746
December 31, 2023	245	947
December 31, 2024	250	717
December 31, 2025	255	247
December 31, 2026	171	153
Thereafter	—	1,820
Total undiscounted lease payment	$1,101	$4,630
Amounts representing interest	(189)	(1,134)
Lease liability	$912	$3,496

15.    Subsequent Events
The Company has evaluated events that have occurred subsequent to March 31, 2022 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On April 28, 2022, the board of directors of the Company declared a cash dividend of $0.2375 per share payable on June 15, 2022 to shareholders of record as of the close of business on June 1, 2022.

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
•the effects of interest rates, including on our net income and the value of our securities portfolio, and including the effects of anticipated rate increases by the Federal Reserve;
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
•labor shortages, employee turnover, and the ability to attract and retain key executives and employees experienced in banking and financial services;
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
•war or terrorist activities, including the Russian invasion of Ukraine, widespread disease or pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
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

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank. The Bank has locations throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, southwestern Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado.
On November 1, 2021, the Company and IOFB, a bank holding company headquartered in Muscatine, Iowa, jointly announced the signing of a definitive agreement pursuant to which the Company will acquire IOFB and its wholly-owned banking subsidiaries, FNBM and FNBF in a transaction valued at approximately $47.6 million. The acquisition will add to the Company's existing presence in Fairfield, Iowa and will expand the Company's footprint into Muscatine, Iowa. The combined Company will have approximately $6.5 billion in total assets. The acquisition is expected to close in the second quarter of 2022.
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022. Results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended March 31, 2022 of $13.9 million, a decrease of $7.8 million, compared to $21.6 million of net income for the three months ended March 31, 2021, with diluted earnings per share of $0.88 and $1.35 for the respective annual periods.
The period as of and for the three months ended March 31, 2022 was also highlighted by the following results:

Balance Sheet:
•Total assets decreased to $5.96 billion at March 31, 2022 from $6.03 billion at December 31, 2021.
•On January 1, 2022 the Company transferred $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and securities issued by state and political subdivisions from the available for sale classification to the held to maturity classification. At March 31, 2022 the total amount of the held to maturity debt securities was $1.20 billion and the total amount of the debt securities available for sale was $1.15 billion. There were no held to maturity debt securities at December 31, 2021, while the total amount of the debt securities available for sale was $2.29 billion.
•Gross loans held for investment increased $4.1 million, from $3.25 billion at December 31, 2021, to $3.26 billion at March 31, 2022.
•The allowance for credit losses was $46.2 million, or 1.42% of total loans as of March 31, 2022, compared with $48.7 million, or 1.50% of total loans, at December 31, 2021.
•Nonperforming assets declined $0.4 million, from $31.9 million at December 31, 2021, to $31.5 million at March 31, 2022.
•Total deposits decreased $36.8 million from $5.11 billion at December 31, 2021, to $5.08 billion at March 31, 2022.
•Short-term borrowings of $181.2 million at March 31, 2022 were consistent with the $181.4 million of short-term borrowings at December 31, 2021, while long-term debt decreased to $139.9 million at March 31, 2022 from $154.9 million at December 31, 2021.
•The Company is well-capitalized with a total risk-based capital ratio of 12.89% at March 31, 2022.

Income Statement:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $38.5 million for the first quarter of 2022, a decrease of $1.3 million, from $39.8 million in the the first quarter of 2021. This decrease in tax equivalent net interest income was primarily due to a decline of $5.2 million in loan interest income due to reduced net PPP fee accretion, reduced loan volumes and lower loan purchase discount accretion. Partially offsetting the lower loan interest income was an increase of $2.8 million million in interest income earned from investment securities, which reflected the larger volume of securities held for investment and an increase in yield on such securities, coupled with a decline in interest expense on interest-bearing deposits of $0.7 million as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits.
•No credit loss expense was recorded during the first quarter of 2022, as compared to credit loss benefit of $4.7 million during the first quarter of 2021. In the first quarter of 2022, the $0.3 million credit loss benefit related to loans, which reflected continued stabilization in overall asset quality and improvement in forecasted economic conditions, was offset by the $0.3 million credit loss expense needed for growth in unfunded loan commitments.
•Noninterest income decreased $0.2 million, from $11.8 million in the first quarter of 2021, to $11.6 million in the the first quarter of 2022. The largest drivers of the decline were loan revenue and 'Other' noninterest income, partially offset by cumulative increases in all other sources of noninterest income, excluding investment securities gains, net.
•Noninterest expense increased $3.9 million, from $27.7 million in the first quarter of 2021, to $31.6 million in the the first quarter of 2022 primarily due to increased compensation and employee benefits and legal and professional expenses.

Critical Accounting Estimates
Management has identified the accounting policies related to the ACL, fair value of assets acquired and liabilities assumed in a business combination, and the annual impairment testing of goodwill and other intangible assets to be critical accounting policies. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, and there have been no material changes in these critical accounting policies since December 31, 2021.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2022 and March 31, 2021
Summary

	As of or for the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2022	2021
Net Interest Income	$37,336	$38,617
Noninterest Income	11,644	11,824
Total Revenue, Net of Interest Expense	48,980	50,441
Credit Loss (Benefit) Expense	—	(4,734)
Noninterest Expense	31,643	27,700
Income Before Income Tax Expense	17,337	27,475
Income Tax Expense	3,442	5,827
Net Income	13,895	21,648
Diluted Earnings Per Share	$0.88	$1.35

Return on Average Assets	0.95%	1.59%
Return on Average Equity	10.74	17.01
Return on Average Tangible Equity(1)	13.56	21.52
Efficiency Ratio(1)	60.46	50.77
Dividend Payout Ratio	26.69	16.67
Common Equity Ratio	8.46	8.91
Tangible Common Equity Ratio(1)	7.20	7.52
Book Value per Share	$32.15	$32.00
Tangible Book Value per Share(1)	26.98	26.60
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

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$3,245,449	$31,858	3.98%	$3,429,746	$37,073	4.38%
Taxable investment securities	1,835,911	8,123	1.79	1,266,714	5,093	1.63
Tax-exempt investment securities (2)(4)	450,547	2,998	2.70	465,793	3,203	2.79
Total securities held for investment (2)	2,286,458	11,121	1.97	1,732,507	8,296	1.94
Other	56,094	28	0.20	36,536	14	0.16
Total interest earning assets (2)	$5,588,001	$43,007	3.12%	$5,198,789	$45,383	3.54%
Other assets	326,603			321,515
Total assets	$5,914,604			$5,520,304

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,560,402	$1,061	0.28%	$1,349,671	$991	0.30%
Money market deposits	953,943	499	0.21	913,087	478	0.21
Savings deposits	641,703	279	0.18	553,824	286	0.21
Time deposits	883,997	1,071	0.49	837,460	1,853	0.90
Total interest bearing deposits	4,040,045	2,910	0.29	3,654,042	3,608	0.40
Securities sold under agreements to repurchase	159,417	96	0.24	165,858	101	0.25
Other short-term borrowings	3,029	23	3.08	9,335	27	1.17
Total short-term borrowings	162,446	119	0.30	175,193	128	0.30
Long-term debt	140,389	1,487	4.30	205,971	1,851	3.64
Total borrowed funds	302,835	1,606	2.15	381,164	1,979	2.11
Total interest bearing liabilities	$4,342,880	$4,516	0.42%	$4,035,206	$5,587	0.56%

Noninterest bearing deposits	1,004,001			919,856
Other liabilities	42,872			49,003
Shareholders’ equity	524,851			516,239
Total liabilities and shareholders’ equity	$5,914,604			$5,520,304
Net interest income (2)		$38,491			$39,796
Net interest spread(2)			2.70%			2.98%
Net interest margin(2)			2.79%			3.10%

Total deposits(5)	$5,044,046	$2,910	0.23%	$4,573,898	$3,608	0.32%
Cost of funds(6)			0.34%			0.46%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $674 thousand and $3.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Loan purchase discount accretion was $732 thousand and $1.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Tax equivalent adjustments were $540 thousand and $531 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $615 thousand and $648 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended March 31,
	2022 Compared to 2021 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(1,931)	$(3,284)	$(5,215)
Taxable investment securities	2,487	543	3,030
Tax-exempt investment securities (1)	(103)	(102)	(205)
Total securities held for investment (1)	2,384	441	2,825
Other	9	5	14
Change in interest income (1)	462	(2,838)	(2,376)
Increase (decrease) in interest expense:
Interest checking deposits	143	(73)	70
Money market deposits	21	—	21
Savings deposits	40	(47)	(7)
Time deposits	99	(881)	(782)
Total interest-bearing deposits	303	(1,001)	(698)
Securities sold under agreements to repurchase	(2)	(3)	(5)
Federal funds purchased	—	—	—
Other short-term borrowings	(27)	23	(4)
Total short-term borrowings	(29)	20	(9)
Long-term debt	(659)	295	(364)
Total borrowed funds	(688)	315	(373)
Change in interest expense	(385)	(686)	(1,071)
Change in net interest income	$847	$(2,152)	$(1,305)
Percentage (decrease) in net interest income over prior period			(3.3)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the first quarter of 2022 was $38.5 million, a decrease of $1.3 million, or 3.3%, as compared to $39.8 million for the first quarter of 2021. The decrease in tax equivalent net interest income in the first quarter of 2022 as compared to the first quarter of 2021 was due primarily to a decline of $2.4 million, or 5.2%, in interest income, partially offset by a decline of $1.1 million, or 19.2%, in interest expense. The change in interest income was due primarily to a decline of $5.2 million, or 14.1%, in loan interest income due to a reduction of $2.9 million in net PPP fee accretion, reduced loan volumes, and lower loan purchase discount accretion, which declined $0.3 million. Partially offsetting the lower loan interest income was an increase of $2.8 million, or 34.1%, in interest income earned from investment securities, which reflected a larger volume of securities held for investment and an increase in yield from such securities, and a decline in interest expense on interest-bearing deposits of $0.7 million, or 19.3%, as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits.
The tax equivalent net interest margin for the first quarter of 2022 was 2.79%, or 31 basis points lower than the tax equivalent net interest margin of 3.10% for the first quarter of 2021. The tax equivalent yield on loans declined 40 basis points, which was offset by an increase of 3 basis points in the tax equivalent yield on investment securities. Combined, the resulting yield on interest-earning assets for the first quarter of 2022 was 42 basis points lower than the first quarter of 2021, which primarily reflected lower fee accretion and the shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans. The cost of interest-bearing deposits decreased 11 basis points, while the average cost of borrowings was 4 basis point higher for the first quarter of 2022, compared to the first quarter of 2021. Our lower deposit costs for the first quarter of 2022, compared to the first quarter of 2021, were a result of lower market interest rates as a result of the continuation of the target federal funds interest rate of 0.0% - 0.25% in response to the COVID-19 pandemic for most of the first quarter of 2022, as well as the origination and re-pricing of time deposits at lower rates than the existing portfolio.
Credit Loss (Benefit) Expense
No credit loss expense was recorded during the first quarter of 2022, as compared to a credit loss benefit of $4.7 million during the first quarter of 2021. In the first quarter of 2022, the $0.3 million credit loss benefit related to loans, which stemmed from the continued stabilization in the credit risk profile and overall improvements in forecasted economic conditions, was offset by the $0.3 million credit loss expense, which was due to growth in unfunded loan commitments. Net loan charge-offs were $2.2 million in the first quarter of 2022 as compared to net loan charge-offs of $0.3 million in the first quarter of 2021. The economic forecast utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Investment services and trust activities	$3,011	$2,836	$175	6.2%
Service charges and fees	1,657	1,487	170	11.4
Card revenue	1,650	1,536	114	7.4
Loan revenue	4,293	4,730	(437)	(9.2)
Bank-owned life insurance	531	542	(11)	(2.0)
Investment securities gains, net	40	27	13	48.1
Other	462	666	(204)	(30.6)
Total noninterest income	$11,644	$11,824	$(180)	(1.5)%
Total noninterest income for the first quarter of 2022 decreased $0.2 million, or 1.5%, to $11.6 million from $11.8 million in the first quarter of 2021. The decline in noninterest income was primarily due to a decline in loan revenue of $0.4 million and a decline of $0.2 million in 'Other' noninterest income, partially offset by a cumulative increase of $0.5 million in all other sources of noninterest income, excluding investment securities gains, net. The decline in loan revenue was primarily due to a $2.2 million decrease in mortgage origination fee income, which was offset by a $2.7 million increase in the fair value of our mortgage servicing rights in the first quarter of 2022 as compared to a $0.8 million increase in the first quarter of 2021.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Compensation and employee benefits	$18,664	$16,917	$1,747	10.3%
Occupancy expense of premises, net	2,779	2,318	461	19.9
Equipment	1,901	1,793	108	6.0
Legal and professional	2,353	783	1,570	200.5
Data processing	1,231	1,252	(21)	(1.7)
Marketing	1,029	1,006	23	2.3
Amortization of intangibles	1,227	1,507	(280)	(18.6)
FDIC insurance	420	512	(92)	(18.0)
Communications	272	409	(137)	(33.5)
Foreclosed assets, net	(112)	47	(159)	(338.3)
Other	1,879	1,156	723	62.5
Total noninterest expense	$31,643	$27,700	$3,943	14.2%

	Three Months Ended March 31,
Merger-related expenses:	2022	2021
(dollars in thousands)
Equipment	$5	$—
Legal and professional	63	—
Data processing	38	—
Marketing	7	—
Communications	1	—
Other	14	—
Total impact of merger-related expenses to noninterest expense	$128	$—
Noninterest expense for the first quarter of 2022 increased $3.9 million, or 14.2%, to $31.6 million from $27.7 million for the first quarter of 2021. The increase in noninterest expense was primarily due to increases of $1.7 million, $1.6 million, and $0.7 million of compensation and employee benefits, legal and professional, and 'Other', respectively. The increase in compensation and employee benefits was primarily driven by normal annual salary increases coupled with a decline of $0.9 million in the benefit received from loan origination costs, which are deferred and amortized over the life of the loan to which they relate. The increase in legal and professional expenses was primarily attributable to elevated legal expenses related to litigation, loan legal expenses, and executive recruitment. The increase in 'Other' noninterest expense was mainly due to higher operating losses and increased miscellaneous office and employee-related expenses. Partially offsetting the identified increases in noninterest expense was a decline of $0.3 million in the amortization of intangibles, which reflected the accelerated amortization methodology utilized for certain finite-lived intangible assets
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 19.9% for the three months ended March 31, 2022, as compared to an effective tax rate of 21.2% for the three months ended March 31, 2021. The effective tax rate for the full year 2022 is expected to be in the range of 19.5-21.5%.

FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	March 31, 2022	December 31, 2021	$ Change	% Change
ASSETS
Cash and cash equivalents	$59,829	$203,830	$(144,001)	(70.6)%
Loans held for sale	6,466	12,917	(6,451)	(49.9)
Debt securities available for sale at fair value	1,145,638	2,288,110	(1,142,472)	(49.9)
Held to maturity securities at amortized cost	1,204,212	—	1,204,212	nm(1)
Loans held for investment, net of unearned income	3,250,035	3,245,012	5,023	0.2
Allowance for credit losses	(46,200)	(48,700)	2,500	(5.1)
Total loans held for investment, net	3,203,835	3,196,312	7,523	0.2
Other assets	340,234	323,959	16,275	5.0
Total assets	$5,960,214	$6,025,128	$(64,914)	(1.1)%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,077,725	$5,114,519	$(36,794)	(0.7)%
Total borrowings	321,091	336,247	(15,156)	(4.5)
Other liabilities	56,941	46,887	10,054	21.4
Total shareholders' equity	504,457	527,475	(23,018)	(4.4)
Total liabilities and shareholders' equity	$5,960,214	$6,025,128	$(64,914)	(1.1)%

(1) Percentage change is not meaningful.
Debt Securities
The composition of debt securities available for sale and held to maturity as of the dates indicated was as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Government agencies and corporations	$—	—%	$266	—%
States and political subdivisions	288,988	25.2	765,742	33.5
Mortgage-backed securities	7,101	0.6	100,626	4.4
Collateralized mortgage obligations	171,497	15.0	768,899	33.6
Corporate debt securities	678,052	59.2	652,577	28.5
Fair value of debt securities available for sale	$1,145,638	100.0%	$2,288,110	100.0%

Held to Maturity
States and political subdivisions	$541,801	45.0	$—	—%
Mortgage-backed securities	88,281	7.3	—	—%
Collateralized mortgage obligations	574,130	47.7	—	—%
Amortized cost of debt securities held to maturity	$1,204,212	100.0%	$—	—%
On January 1, 2022, the Company re-classified, at fair value, from available for sale to held to maturity, $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and securities issued by state and political subdivisions. The net unrealized after tax loss of $11.5 million associated with those re-classified securities remained in accumulated other comprehensive loss and will be amortized over the remaining life of the securities. No gains or losses were recognized in earnings at the time of the transfer.
As of March 31, 2022, there were $3.1 million of gross unrealized gains and $45.9 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $42.7 million. As of March 31, 2022 there was $1 thousand of gross unrealized gains and $98.4 million of gross unrealized losses in our held to maturity debt securities for a net unrealized loss of $98.4 million.

See Note 2. Debt Securities to our consolidated financial statements for additional information related to debt securities.
Loans
The composition of our loan portfolio by type of loan was as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$94,649	2.9%	$103,417	3.2%
Commercial and industrial	898,942	27.7	902,314	27.8
Commercial real estate	1,723,891	53.0	1,704,541	52.5
Residential real estate	463,676	14.3	466,322	14.4
Consumer	68,877	2.1	68,418	2.1
Loans held for investment, net of unearned income	$3,250,035	100.0%	$3,245,012	100.0%
Loans held for sale	$6,466		$12,917
The following table presents PPP loan measures as of the dates indicated:

	March 31, 2022						December 31, 2021
	Round 1		Round 2		Total		Round 1		Round 2		Total
(Dollars in millions)	#	$	#	$	#	$	#	$	#	$	#	$
Total PPP Loans Funded	2,681	$348.5	2,175	$149.3	4,856	$497.8	2,681	$348.5	2,175	$149.3	4,856	$497.8
PPP Loan Forgiveness	2,657	339.0	2,160	146.2	4,817	485.2	2,609	334.2	2,009	122.4	4,618	456.6
Outstanding PPP Loans(1)	5	0.7	15	2.3	20	3.0	53	5.6	164	25.2	217	30.8

Unearned Income	$—		$0.1		$0.1		$—		$0.9		$0.9

(1) Outstanding loans are presented net of unearned income.
Loans held for investment, net of unearned income at March 31, 2022, increased $5.0 million, or 0.2%, from December 31, 2021 to $3.25 billion, driven primarily by new loan production in the first quarter of 2022 and increased revolving line of credit utilization and partially offset by PPP loan forgiveness. As of March 31, 2022, PPP loan balances in the commercial and industrial loan portfolio segment were $3.0 million, or 0.1% of loans held for investment. At December 31, 2021, PPP loan balances in the agricultural and commercial and industrial loan portfolio segments were $30.8 million, or 1.0% of loans held for investment. See Note 3. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.1 billion and $1.0 billion as of March 31, 2022 and December 31, 2021, respectively.
Our loan to deposit ratio increased to 64.01% as of March 31, 2022 as compared to 63.45% as of December 31, 2021. The loan to deposit ratio increased when compared to the prior year-end due to new loan production and increased revolving line of credit utilization, partially offset by PPP loan forgiveness, coupled with a decline in total deposits.

Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans held for investment	$31,182	$31,540
Accruing loans contractually past due 90 days or more	—	—
Total nonperforming loans	31,182	31,540
Foreclosed assets, net	273	357
Total nonperforming assets	31,455	31,897

Nonaccrual loans ratio (1)	0.96%	0.97%
Nonperforming loans ratio (2)	0.96%	0.97%
Nonperforming assets ratio (3)	0.53%	0.53%
(1) Nonaccrual loans ratio is calculated as nonaccrual loans divided by loans held for investment, net of unearned income, at the end of the period.
(2) Nonperforming loans ratio is calculated as total nonperforming loans divided by loans held for investment, net of unearned income, at the end of the period.
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
Generally, short-term deferral of required payments would not be considered a concession. During the three months ended March 31, 2022, the Company classified four loans as TDRs, due to the Company granting a concession to a borrower experiencing financial difficulty. The aggregate post-modification outstanding recorded investment of the loans classified as TDRs during three months ended March 31, 2022 was $1.7 million.
Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Allowance for Credit Losses	% of Total	Allowance for Credit Losses	% of Total
Agricultural	$380	2.9%	$667	3.2%
Commercial and industrial	17,275	27.7%	17,294	27.8%
Commercial real estate	24,057	53.0%	26,120	52.5%
Residential real estate	3,908	14.3%	4,010	14.4%
Consumer	580	2.1%	609	2.1%
Total	$46,200	100.0%	$48,700	100.0%

Allowance for credit losses ratio(1)	1.42%		1.50%
Adjusted allowance for credit losses ratio(2)	1.42%		1.52%
Allowance for credit losses to nonaccrual loans ratio(3)	148.16%		154.41%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Non-GAAP financial measure. See the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
(3) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.

The following table sets forth the net recoveries (charge-offs) by loan portfolio segments for the periods indicated:

	For the Three Months Ended March 31, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2022
Charge-offs	—	(233)	(2,184)	(30)	(184)	(2,631)
Recoveries	7	225	117	16	44	409
Net (charge-offs) recoveries	$7	$(8)	$(2,067)	$(14)	$(140)	$(2,222)

Net (charge-off) recovery ratio(1)	—%	—%	(0.26)%	—%	(0.02)%	(0.28)%

For the Three Months Ended March 31, 2021
Charge-offs	(41)	(666)	(66)	(35)	(195)	(1,003)
Recoveries	27	292	306	9	53	687
Net (charge-offs) recoveries	$(14)	$(374)	$240	$(26)	$(142)	$(316)

Net (charge-off) recovery ratio(1)	—%	(0.04)%	0.03%	—%	(0.02)%	(0.04)%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income during the period.
Actual Results: Our ACL as of March 31, 2022 was $46.2 million, which was 1.42% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $48.7 million as of December 31, 2021, which was 1.50% of loans held for investment, net of unearned income. The ACL at March 31, 2022 and December 31, 2021 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA. When adjusted for the impact of PPP loans, the ratio of the ACL as a percentage of loans held for investment, net of unearned income as of March 31, 2022 was 1.42%, a decrease of 10 basis points from the ratio of 1.52% at December 31, 2021 (a non-GAAP financial measure - see "Non-GAAP Financial Measures"). The decrease in the ACL reflects overall improvements in forecasted economic conditions and continued stabilization in the credit risk profile. The liability for off-balance sheet credit exposures totaled $4.3 million as of March 31, 2022 as compared to $4.0 million at December 31, 2021 and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss benefit related to loans of $0.3 million for the three months ended March 31, 2022 as compared to a credit loss benefit related to loans of $4.5 million for the three months ended March 31, 2021. Gross charge-offs for the first three months of 2022 totaled $2.6 million, while there were $0.4 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first three months of 2022 was 0.28% compared to 0.04% for the three months ended March 31, 2021.
Economic Forecast: At March 31, 2022, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. The economic forecast loss driver data overall exhibited improvements in the forecasted economic conditions.
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
Based on the inherent risk in the loan portfolio, management believed that as of March 31, 2022, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 3. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.

Deposits

The composition of deposits was as follows:

	As of March 31, 2022		As of December 31, 2021
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$1,002,415	19.7%	$1,005,369	19.6%
Interest checking deposits	1,601,249	31.5	1,619,136	31.6
Money market deposits	983,709	19.4	939,523	18.4
Savings deposits	650,314	12.8	628,242	12.3
Total non-maturity deposits	4,237,687	83.4	4,192,270	81.9
Time deposits of $250 and under	501,903	9.9	505,392	9.9
Time deposits of over $250	338,135	6.7	416,857	8.2
Total time deposits	840,038	16.6	922,249	18.1
Total deposits	$5,077,725	100.0%	$5,114,519	100.0%
Deposits decreased $36.8 million from December 31, 2021, or 0.7%, reflecting a reduction in large public time deposits. Approximately 93.3% of our total deposits were considered “core” deposits as of March 31, 2022, compared to 91.8% at December 31, 2021. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and non-reciprocal brokered money market deposits. See Note 7. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt for the periods presented.

(dollars in thousands)	March 31, 2022	December 31, 2021
Securities sold under agreements to repurchase	$148,293	$181,368
Federal home loan bank advances	32,900	—
Total short-term borrowings	$181,193	$181,368

Junior subordinated notes issued to capital trusts	41,984	41,940
Subordinated debentures	63,908	63,875
Finance lease payable	912	951
Federal home loan bank borrowings	33,094	48,113
Total long-term debt	$139,898	$154,879
See Note 8. Short-Term Borrowings and Note 9. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.
Capital Resources
Shareholder's Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company as of or for the periods presented:

	March 31, 2022	December 31, 2021
Total shareholders’ equity to total assets ratio	8.46%	8.75%
Tangible common equity ratio(1)	7.20%	7.49%
Total risk-based capital ratio	12.89%	13.09%
Tier 1 risk-based capital ratio	10.68%	10.83%
Common equity tier 1 risk-based capital ratio	9.81%	9.94%
Tier 1 leverage ratio	8.85%	8.67%
Book value per share	$32.15	$33.66
Tangible book value per share(1)	$26.98	$28.40
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.

Shareholders' Equity: Total shareholders’ equity was $504.5 million as of March 31, 2022, compared to $527.5 million as of December 31, 2021, a decrease of $23.0 million, or 4.4%, due to a decrease in AOCI, which was partially offset by an increase in retained earnings.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of March 31, 2022, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 11. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2022 in the aggregate amount of 67,608. Additionally, during the first three months of 2022, 37,908 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 7,430 shares were surrendered by grantees to satisfy tax requirements, and 526 unvested restricted stock units were forfeited.
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
Generally, the government’s response to the COVID-19 pandemic in the form of fiscal stimulus payments to individuals, coupled with economic uncertainty stemming from the pandemic, has resulted in increased liquidity beginning in 2020 and through the first quarter of 2022.
Cash and cash equivalents are summarized in the table below:

(dollars in thousands)	As of March 31, 2022	As of December 31, 2021
Cash and due from banks	$47,677	$42,949
Interest-bearing deposits	12,152	160,881
Total	$59,829	$203,830
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $26.2 million for the three-months ended March 31, 2022 and $15.0 million for the three-months ended March 31, 2021.
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
Contractual Obligations
There have been no material changes to the Company's contractual obligations existing at December 31, 2021, as disclosed in the Annual Report on Form 10-K, filed with the SEC on March 10, 2022.

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

	Three Months Ended
Return on Average Tangible Equity	March 31, 2022	March 31, 2021
(Dollars in thousands)
Net income	$13,895	$21,648
Intangible amortization, net of tax (1)	920	1,130
Tangible net income	$14,815	$22,778

Average shareholders' equity	$524,851	$516,239
Average intangible assets, net	(81,763)	(86,961)
Average tangible equity	$443,088	$429,278

Return on average equity	10.74%	17.01%
Return on average tangible equity (2)	13.56%	21.52%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	March 31, 2022	December 31, 2021
(Dollars in thousands, except per share data)
Total shareholders’ equity	$504,457	$527,475
Intangible assets, net	(81,135)	(82,362)
Tangible common equity	$423,322	$445,113

Total assets	$5,960,214	$6,025,128
Intangible assets, net	(81,135)	(82,362)
Tangible assets	$5,879,079	$5,942,766

Book value per share	$32.15	$33.66
Tangible book value per share (1)	$26.98	$28.40
Shares outstanding	15,690,125	15,671,147

Equity to assets ratio	8.46%	8.75%
Tangible common equity ratio (2)	7.20%	7.49%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	March 31, 2022	March 31, 2021
(dollars in thousands)
Net interest income	$37,336	$38,617
Tax equivalent adjustments:
Loans (1)	540	531
Securities (1)	615	648
Net interest income, tax equivalent	$38,491	$39,796
Loan purchase discount accretion	(732)	(1,098)
Core net interest income	$37,759	$38,698

Net interest margin	2.71%	3.01%
Net interest margin, tax equivalent (2)	2.79%	3.10%
Core net interest margin (3)	2.74%	3.02%
Average interest earning assets	$5,588,001	$5,198,789

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended
Efficiency Ratio	March 31, 2022	March 31, 2021
(dollars in thousands)
Total noninterest expense	$31,643	$27,700
Amortization of intangibles	(1,227)	(1,507)
Merger-related expenses	(128)	—
Noninterest expense used for efficiency ratio	$30,288	$26,193

Net interest income, tax equivalent(1)	$38,491	$39,796
Noninterest income	11,644	11,824
Investment security gains, net	(40)	(27)
Net revenues used for efficiency ratio	$50,095	$51,593

Efficiency ratio(2)	60.46%	50.77%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

Adjusted Allowance for Credit Losses Ratio	March 31, 2022	December 31, 2021
(dollars in thousands)
Loans held for investment, net of unearned income	$3,250,035	$3,245,012
PPP loans	(3,037)	(30,841)
Core loans	$3,246,998	$3,214,171
Allowance for credit losses	$46,200	$48,700

Allowance for credit losses ratio	1.42%	1.50%
Adjusted allowance for credit losses ratio (1)	1.42%	1.52%
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
Net cash inflows from operating activities were $26.2 million in the first three months of 2022, compared with $15.0 million in the first three months of 2021. Net cash outflows from investing activities were $113.8 million in the first three months of 2022, compared to net cash outflows of $131.9 million in the comparable three-month period of 2021. Net cash outflows from financing activities in the first three months of 2022 were $56.4 million, compared with net cash inflows of $180.0 million for the same period of 2021.
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
•Federal Funds Lines
•Federal Reserve Bank Discount Window
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of March 31, 2022, the Bank maintains several unsecured federal funds lines totaling $155.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window - The Federal Reserve Bank Discount Window is another source of liquidity, particularly during periods of economic uncertainty or stress. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2022, the Bank had municipal securities with an approximate market value of $61.3 million pledged for liquidity purposes, and had a borrowing capacity of $56.8 million. There were no outstanding borrowings through the FRB Discount Window at March 31, 2022.
FHLB Borrowings - FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of March 31, 2022, the Bank had $33.1 million in outstanding FHLB borrowings, leaving $464.0 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company did not hold any brokered deposits at March 31, 2022.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At March 31, 2022, the Company had $5.0 million of reciprocal time deposits through the CDARS program and $34.9 million of reciprocal non-maturity deposits through the ICS program that qualified for the brokered deposit exemption.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2022.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points (the effects of which are not meaningful as of March 31, 2022 in the current low interest rate environment), or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2022
Dollar change	N/A	N/A	$(2,682)	$(5,467)
Percent change	N/A	N/A	(1.8)%	(3.7)%
December 31, 2021
Dollar change	N/A	N/A	$(996)	$(2,237)
Percent change	N/A	N/A	(0.7)%	(1.5)%
As of March 31, 2022, 29.8% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 51.3% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Senior Executive Vice President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended December 31, 2021. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 - 31, 2022	—	$—	—	$5,767,134
February 1 - 28, 2022	7,430	31.38	—	5,767,134
March 1 - 31, 2022	11,500	30.98	11,500	5,410,831
Total	18,930	$31.14	11,500	$5,410,831

(1) Common shares repurchased by the Company during the quarter related to 11,500 shares repurchased under the share repurchase program, as well as 7,430 shares surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock awards.

(2) On June 22, 2021, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. This new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. Since June 23, 2021, the Company repurchased 323,467 shares of common stock for approximately $9.6 million, leaving $5.4 million available to be repurchased.
Pursuant to the Company’s share repurchase program approved on June 22, 2021, the Company has purchased 9,662 shares of common stock subsequent to March 31, 2022 and through May 3, 2022 for a total cost of $0.3 million inclusive of transaction costs, leaving $5.1 million available to be repurchased.

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws, as Amended of MidWestOne Financial Group, Inc. as of January 25, 2022	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2022

10.1	Amended and Restated Employment Agreement between MidWestOne Financial Group, Inc. and Len D. Devaisher, dated March 8, 2022.	Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 5, 2022	By:	/s/ CHARLES N. FUNK
Charles N. Funk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)