Form 10-Q
period 2022-06-30
MidWestOne Financial Group, Inc.
filed 2022-08-04
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of August 2, 2022, there were 15,620,545 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FHLBC	Federal Home Loan Bank of Chicago
AFS	Available for Sale	FHLBDM	Federal Home Loan Bank of Des Moines
AOCI	Accumulated Other Comprehensive Income	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNBF	First National Bank in Fairfield
ASU	Accounting Standards Update	FNBM	First National Bank of Muscatine
ATM	Automated Teller Machine	FNMA	Federal National Mortgage Association
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FRB	Board of Governors of the Federal Reserve System
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	U.S. Generally Accepted Accounting Principles
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act of 1999
CAA	Consolidated Appropriations Act, 2021	GNMA	Government National Mortgage Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	IOFB	Iowa First Bancshares Corp.
CECL	Current Expected Credit Loss	LIBOR	The London Inter-bank Offered Rate
CMO	Collateralized Mortgage Obligations	MBS	Mortgage-Backed Securities
COVID-19	Coronavirus Disease 2019	PCD	Purchase Credit Deteriorated
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	ROU	Right-of-Use
DCF	Discounted Cash Flows	RPA	Credit Risk Participation Agreement
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$60,622	$42,949
Interest earning deposits in banks	23,242	160,881
Total cash and cash equivalents	83,864	203,830
Debt securities available for sale at fair value	1,234,789	2,288,110
Held to maturity securities at amortized cost	1,168,042	—
Total securities	2,402,831	2,288,110
Loans held for sale	4,991	12,917
Gross loans held for investment	3,627,728	3,252,194
Unearned income, net	(16,576)	(7,182)
Loans held for investment, net of unearned income	3,611,152	3,245,012
Allowance for credit losses	(52,350)	(48,700)
Total loans held for investment, net	3,558,802	3,196,312
Premises and equipment, net	89,048	83,492
Goodwill	62,477	62,477
Other intangible assets, net	33,874	19,885
Foreclosed assets, net	284	357
Other assets	206,320	157,748
Total assets	$6,442,491	$6,025,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$1,114,825	$1,005,369
Interest bearing deposits	4,422,616	4,109,150
Total deposits	5,537,441	5,114,519
Short-term borrowings	193,894	181,368
Long-term debt	159,168	154,879
Other liabilities	63,156	46,887
Total liabilities	5,953,659	5,497,653

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,635,131 and 15,671,147	16,581	16,581
Additional paid-in capital	300,859	300,940
Retained earnings	262,395	243,365
Treasury stock at cost, 945,886 and 909,870 shares	(25,772)	(24,546)
Accumulated other comprehensive loss	(65,231)	(8,865)
Total shareholders' equity	488,832	527,475
Total liabilities and shareholders' equity	$6,442,491	$6,025,128
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands, except per share amounts)	2022	2021	2022	2021
Interest income
Loans, including fees	$32,746	$34,736	$64,064	$71,278
Taxable investment securities	9,576	6,483	17,699	11,576
Tax-exempt investment securities	2,367	2,549	4,750	5,104
Other	40	19	68	33
Total interest income	44,729	43,787	86,581	87,991
Interest expense
Deposits	3,173	3,409	6,083	7,017
Short-term borrowings	229	161	348	289
Long-term debt	1,602	1,712	3,089	3,563
Total interest expense	5,004	5,282	9,520	10,869
Net interest income	39,725	38,505	77,061	77,122
Credit loss expense (benefit)	3,282	(2,144)	3,282	(6,878)
Net interest income after credit loss expense (benefit)	36,443	40,649	73,779	84,000
Noninterest income
Investment services and trust activities	2,670	2,809	5,681	5,645
Service charges and fees	1,717	1,475	3,374	2,962
Card revenue	1,878	1,913	3,528	3,449
Loan revenue	3,523	3,151	7,816	7,881
Bank-owned life insurance	558	538	1,089	1,080
Investment securities gains, net	395	42	435	69
Other	1,606	290	2,068	956
Total noninterest income	12,347	10,218	23,991	22,042
Noninterest expense
Compensation and employee benefits	18,955	17,404	37,619	34,321
Occupancy expense of premises, net	2,253	2,198	5,032	4,516
Equipment	2,107	1,861	4,008	3,654
Legal and professional	2,435	1,375	4,788	2,158
Data processing	1,237	1,347	2,468	2,599
Marketing	1,157	873	2,186	1,879
Amortization of intangibles	1,283	1,341	2,510	2,848
FDIC insurance	420	245	840	757
Communications	266	371	538	780
Foreclosed assets, net	4	136	(108)	183
Other	1,965	1,519	3,844	2,675
Total noninterest expense	32,082	28,670	63,725	56,370
Income before income tax expense	16,708	22,197	34,045	49,672
Income tax expense	4,087	4,926	7,529	10,753
Net income	$12,621	$17,271	$26,516	$38,919

Per common share information
Earnings - basic	$0.81	$1.08	$1.69	$2.43
Earnings - diluted	$0.80	$1.08	$1.69	$2.43
Dividends paid	$0.2375	$0.2250	$0.4750	$0.4500
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands)	2022	2021	2022	2021
Net income	$12,621	$17,271	$26,516	$38,919

Other comprehensive loss, net of tax:
Unrealized (loss) gain from available for sale debt securities:
Unrealized net holding (loss) gain on debt securities available for sale arising during the period	(32,023)	7,874	(78,244)	(19,910)
Reclassification adjustment for gains included in net income	(395)	(42)	(435)	(69)
Income tax benefit (expense)	8,461	(2,044)	20,535	5,215
Unrealized net (loss) gain on available for sale debt securities, net of reclassification adjustments	(23,957)	5,788	(58,144)	(14,764)
Reclassification of available for sale debt securities to held to maturity:
Amortization of the net unrealized loss from the reclassification of available for sale debt securities to held to maturity	1,004	—	2,406	—
Income tax expense	(262)	—	(628)	—
Amortization of net unrealized loss from the reclassification of available for sale debt securities to held to maturity, net	742	—	1,778	—
Other comprehensive (loss) income, net of tax	(23,215)	5,788	(56,366)	(14,764)
Comprehensive (loss) income	$(10,594)	$23,059	$(29,850)	$24,155
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2021	$16,581	$299,747	$206,230	$(15,278)	$4,040	$511,320
Net income	—	—	17,271	—	—	17,271
Other comprehensive income	—	—	—	—	5,788	5,788
Release/lapse of restriction on RSUs (21,155 shares, net)	—	(526)	(17)	538	—	(5)
Repurchase of common stock (38,775 shares)	—	—	—	(1,148)	—	(1,148)
Share-based compensation	—	667	—	—	—	667
Dividends paid on common stock ($0.2250 per share)	—	—	(3,600)	—	—	(3,600)
Balance at June 30, 2021	$16,581	$299,888	$219,884	$(15,888)	$9,828	$530,293

Balance at March 31, 2022	$16,581	$300,505	$253,500	$(24,113)	$(42,016)	504,457
Net income	—	—	12,621	—	—	12,621
Other comprehensive loss	—	—	—	—	(23,215)	(23,215)
Release/lapse of restriction on RSUs (10,321 shares, net)	—	(283)	(7)	284	—	(6)
Repurchase of common stock (65,315 shares)	—	—	—	(1,943)	—	(1,943)
Share-based compensation	—	637	—	—	—	637
Dividends paid on common stock ($0.2375 per share)	—	—	(3,719)	—	—	(3,719)
Balance at June 30, 2022	$16,581	$300,859	$262,395	$(25,772)	$(65,231)	488,832

Six Months Ended June 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	515,250
Net income	—	—	38,919	—	—	38,919
Other comprehensive loss	—	—	—	—	(14,764)	(14,764)
Release/lapse of restriction on RSUs (48,051 shares, net)	—	(1,300)	(28)	1,210	—	(118)
Repurchase of common stock (101,363 shares)	—	—	—	(2,847)	—	(2,847)
Share-based compensation	—	1,051	—	—	—	1,051
Dividends paid on common stock ($0.4500 per share)	—	—	(7,198)	—	—	(7,198)
Balance at June 30, 2021	$16,581	$299,888	$219,884	$(15,888)	$9,828	$530,293

Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	527,475
Net income	—	—	26,516	—	—	26,516
Other comprehensive loss	—	—	—	—	(56,366)	(56,366)
Release/lapse of restriction on RSUs (40,799 shares, net)	—	(1,278)	(38)	1,073	—	(243)
Repurchase of common stock (76,815 shares)	—	—	—	(2,299)	—	(2,299)
Share-based compensation	—	1,197	—	—	—	1,197
Dividends paid on common stock ($0.4750 per share)	—	—	(7,448)	—	—	(7,448)
Balance at June 30, 2022	$16,581	$300,859	$262,395	$(25,772)	$(65,231)	$488,832

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$26,516	$38,919
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit)	3,282	(6,878)
Depreciation, amortization, and accretion	5,610	632
Net change in premises and equipment due to writedown or sale	430	5
Share-based compensation	1,197	1,051
Net gain on sale or call of debt securities available for sale	(435)	(69)
Net change in foreclosed assets due to writedown or sale	(112)	133
Net gain on sale of loans held for sale	(1,312)	(5,402)
Origination of loans held for sale	(60,234)	(168,027)
Proceeds from sales of loans held for sale	69,472	227,236
Increase in cash surrender value of bank-owned life insurance	(1,089)	(807)
Decrease in deferred income taxes, net	2,702	1,554
Bargain purchase gain	(1,401)	—
Change in:
Other assets	(17,473)	3,055
Other liabilities	16,923	(12,113)
Net cash provided by operating activities	$44,076	$79,289
Cash flows from investing activities:
Purchases of equity securities	$(1,250)	$—
Proceeds from sales of debt securities available for sale	112,253	41,411
Proceeds from maturities and calls of debt securities available for sale	112,180	210,574
Purchases of debt securities available for sale	(386,278)	(688,292)
Proceeds from maturities and calls of debt securities held to maturity	86,501	—
Net (increase) decrease in loans held for investment	(81,910)	158,800
Purchases of premises and equipment	(1,268)	(644)
Proceeds from sale of foreclosed assets	196	1,712
Proceeds from sale of premises and equipment	23	3
Net cash acquired in business acquisition	31,375	—
Net cash used in investing activities	$(128,178)	$(276,436)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	$(40,780)	$245,527
Short-term borrowings	10,985	(18,528)
Payments of subordinated debt issuance costs	—	(9)
Redemption of subordinated debentures	—	(10,835)
Payments on finance lease liability	(79)	(70)
Payments of Federal Home Loan Bank borrowings	(21,000)	(28,000)
Proceeds from other long-term debt	25,000	—
Taxes paid relating to the release/lapse of restriction on RSUs	(243)	(118)
Dividends paid	(7,448)	(7,198)
Repurchase of common stock	(2,299)	(2,847)
Net cash (used in) provided by financing activities	$(35,864)	$177,922
Net decrease in cash and cash equivalents	$(119,966)	$(19,225)
Cash and cash equivalents:
Beginning of Period	203,830	82,659
Ending balance	$83,864	$63,434

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,509	$11,643
Cash paid during the period for income taxes	6,169	11,185
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$11	$284
Investment securities purchased but not settled	—	1,500
Transfer of premises and equipment to assets held for sale	628	—
Transfer of debt securities available for sale to debt securities held to maturity	1,253,179	—
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$119,230	$—
Total loans held for investment, net	281,470	—
Premises and equipment	7,363	—
Core deposit intangible	16,500	—
Bank-owned life insurance	7,862	—
Other assets	4,356	—
Total non-cash assets acquired	$436,781	$—
Liabilities assumed:
Deposits	$463,638	$—
Short-term borrowings	1,541	—
FHLB borrowings	250	—
Other liabilities	1,326	—
Total liabilities assumed	$466,755	$—
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
On June 9, 2022, the Company acquired Iowa First Bancshares Corp., a bank holding company whose wholly-owned banking subsidiaries were First National Bank of Muscatine and First National Bank in Fairfield, community banks located in Muscatine and Fairfield, Iowa, respectively. Immediately following the completion of the acquisition, First National Bank of Muscatine and First National Bank in Fairfield were merged with and into the Bank. As consideration for the merger, we paid cash in the amount of $46.7 million.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the six months ended June 30, 2022 may not be indicative of results for the year ending December 31, 2022, or for any other period.

All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022, except for the policies related to held to maturity debt securities and acquired loans.
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

Acquired Loans - Acquired loans are separated into two categories based on the credit risk characteristics of the underlying borrowers as either PCD, for loans which have experienced more than insignificant credit deterioration since origination, or loans with no credit deterioration (non-PCD). At the date of acquisition, an ACL on PCD loans is determined and added to the amortized cost basis of the individual loans. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. The ACL on PCD loans is recorded in the acquisition accounting and no provision for credit losses is recognized at the acquisition date. Subsequent changes to the ACL are recorded through provision expense. For non-PCD loans, an ACL is established immediately after the acquisition through a charge to the provision for credit losses.

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

Accounting Guidance Pending Adoption at June 30, 2022

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

2.    Business Combinations
On June 9, 2022, the Company acquired 100% of the equity of IOFB through a merger and acquired its wholly-owned subsidiaries FNBM and FNBF for cash consideration of $46.7 million. The primary reasons for the acquisition were to enter the Muscatine, Iowa market and increase our presence in Fairfield, Iowa. Immediately following the completion of the acquisition, First National Bank of Muscatine and First National Bank in Fairfield were merged with and into the Bank.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the June 9, 2022 acquisition date net of any applicable tax effects using a methodology similar to the Company's legacy assets and liabilities (refer to Note 14. Fair Value of Financial Instruments and Fair Value Measurements for additional information regarding the fair value methodology). Initial accounting for the assets acquired and liabilities assumed was incomplete at June 30, 2022. Thus, such amounts recognized in the financial statements have been determined to be provisional. The bargain purchase gain, which is recorded in 'Other' noninterest income, was generated as a result of the estimated fair value of identifiable net assets acquired exceeding the merger consideration, based on provisional fair values. The revenue and earnings amount specific to IOFB since the acquisition date that are included in the consolidated results for the three and six months ended June 30, 2022 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	June 9, 2022
Merger consideration
Cash consideration		$46,672
Identifiable net assets acquired, at fair value
Assets acquired
Cash and due from banks	$10,192
Interest earning deposits in banks	67,855
Investment securities	119,230
Total loans held for investment, net	281,470
Premises and equipment	7,363
Core deposit intangible	16,500
Other assets	12,218
Total assets acquired		514,828
Liabilities assumed
Deposits	(463,638)
Other liabilities	(3,117)
Total liabilities assumed		(466,755)
Total fair value of identifiable net assets		48,073
Bargain Purchase Gain		$1,401

Of the $281.5 million net loans acquired, $11.1 million exhibited credit deterioration on the date of purchase. The following table provides a summary of these PCD loans at acquisition:

(in thousands)	June 9, 2022
Par value of PCD loans acquired	$15,396
PCD ACL at acquisition	(3,371)
Non-credit discount on PCD loans	(933)
Purchase price of PCD loans	$11,092
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and six months ended June 30, 2022 and 2021. This unaudited, estimated pro forma information was calculated as if IOFB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of IOFB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, MidWestOne expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Total revenues	$55,100	$55,450	$107,679	$110,788
Net Income	$15,208	$16,716	$28,967	$39,239
EPS - basic	$0.97	$1.05	$1.85	$2.45
EPS - diluted	$0.97	$1.04	$1.84	$2.45

The following table summarizes the IOFB acquisition-related expenses, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Noninterest Expense
Compensation and employee benefits	$150	$—	$150	$—
Occupancy expense of premises, net	1	—	1	—
Equipment	6	—	11	—
Legal and professional	638	—	701	—
Data processing	38	—	76	—
Marketing	65	—	72	—
Communications	2	—	3	—
Other	1	—	15	—
Total IOFB acquisition-related expenses	$901	$—	$1,029	$—

3.    Debt Securities
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

	As of June 30, 2022
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
U.S. Government agencies and corporations	$7,523	$381	$—	$—	$7,904
State and political subdivisions	327,797	572	12,458	—	315,911
Mortgage-backed securities	6,589	21	71	—	6,539
Collateralized mortgage obligations	182,941	—	17,566	—	165,375
Corporate debt securities	784,869	1,241	47,050	—	739,060
Total available for sale debt securities	$1,309,719	$2,215	$77,145	$—	$1,234,789

Held to Maturity
State and political subdivisions	$540,708	$—	$78,523	$—	$462,185
Mortgage-backed securities	84,912	—	9,790	—	75,122
Collateralized mortgage obligations	542,422	—	69,078	—	473,344
Total held to maturity debt securities	$1,168,042	$—	$157,391	$—	$1,010,651
(1) Amortized cost for the held to maturity securities includes $0.3 million of unamortized gain in state and political subdivisions, $41 thousand of unamortized losses in mortgage-backed securities and $13.4 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

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

Investment securities with a fair value of $570.4 million and $582.2 million at June 30, 2022 and December 31, 2021, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At June 30, 2022 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $7.4 million and $3.9 million, respectively. At December 31, 2021 the accrued interest receivable on available for sale debt securities totaled $9.5 million. There was no accrued interest receivable on held to maturity debt securities at December 31, 2021.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2022, aggregated by investment category and length of time in a continuous loss position:

		As of June 30, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	312	$247,111	$11,620	$5,075	$838	$252,186	$12,458
Mortgage-backed securities	15	5,473	71	47	—	5,520	71
Collateralized mortgage obligations	20	149,368	14,071	16,007	3,495	165,375	17,566
Corporate debt securities	141	529,917	36,690	82,292	10,360	612,209	47,050
Total	488	$931,869	$62,452	$103,421	$14,693	$1,035,290	$77,145

As of June 30, 2022, 312 state and political subdivisions securities with total unrealized losses of $12.5 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2022, 15 mortgage-backed securities and 20 collateralized mortgage obligations with unrealized losses totaling $17.6 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2022, 141 corporate debt securities with total unrealized losses of $47.1 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
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

The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of June 30, 2022. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.
Proceeds and gross realized gains and losses on debt securities available for sale for the three and six months ended June 30, 2022 and 2021, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Proceeds from sales of debt securities available for sale	$112,253	$41,411	$112,253	$41,411

Gross realized gains from sales of debt securities available for sale	—	824	—	824
Gross realized losses from sales of debt securities available for sale	—	(791)	—	(791)
Net realized gain from sales of debt securities available for sale(1)	$—	$33	$—	$33

(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call or maturity of debt securities of $395 thousand and $435 thousand for the three and six months ended June 30, 2022, respectively, and $9 thousand and $36 thousand for the three and six months ended June 30, 2021, respectively.

The contractual maturity distribution of investment debt securities at June 30, 2022, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$55,918	$56,269	$5,449	$5,363
Due after one year through five years	699,168	666,047	56,900	52,834
Due after five years through ten years	315,283	294,404	233,306	204,790
Due after ten years	49,820	46,155	245,053	199,198
	$1,120,189	$1,062,875	$540,708	$462,185
Mortgage-backed securities	6,589	6,539	84,912	75,122
Collateralized mortgage obligations	182,941	165,375	542,422	473,344
Total	$1,309,719	$1,234,789	$1,168,042	$1,010,651

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Agricultural	$110,263	$103,417
Commercial and industrial	986,137	902,314
Commercial real estate:
Construction & development	224,470	172,160
Farmland	181,820	144,673
Multifamily	239,676	244,503
Commercial real estate-other	1,213,974	1,143,205
Total commercial real estate	1,859,940	1,704,541
Residential real estate:
One- to four- family first liens	430,157	333,308
One- to four- family junior liens	148,647	133,014
Total residential real estate	578,804	466,322
Consumer	76,008	68,418
Loans held for investment, net of unearned income	3,611,152	3,245,012
Allowance for credit losses	(52,350)	(48,700)
Total loans held for investment, net	$3,558,802	$3,196,312

Loans with unpaid principal in the amount of $828.1 million and $816.0 million at June 30, 2022 and December 31, 2021, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
June 30, 2022
Agricultural	$109,248	$330	$2	$683	$110,263	$11
Commercial and industrial	979,576	831	2,072	3,658	986,137	—
Commercial real estate:
Construction and development	223,275	1,195	—	—	224,470	—
Farmland	178,810	1,837	—	1,173	181,820	—
Multifamily	238,210	90	—	1,376	239,676	—
Commercial real estate-other	1,202,634	1,548	—	9,792	1,213,974	—
Total commercial real estate	1,842,929	4,670	—	12,341	1,859,940	—
Residential real estate:
One- to four- family first liens	425,958	1,381	811	2,007	430,157	1,348
One- to four- family junior liens	147,529	297	14	807	148,647	—
Total residential real estate	573,487	1,678	825	2,814	578,804	1,348
Consumer	75,784	99	95	30	76,008	—
Total	$3,581,024	$7,608	$2,994	$19,526	$3,611,152	$1,359

December 31, 2021
Agricultural	$102,352	$244	$—	$821	$103,417	$—
Commercial and industrial	899,423	529	134	2,228	902,314	—
Commercial real estate:
Construction and development	171,169	396	—	595	172,160	—
Farmland	141,814	116	—	2,743	144,673	—
Multifamily	243,117	—	1,386	—	244,503	—
Commercial real estate-other	1,129,073	8,417	306	5,409	1,143,205	—
Total commercial real estate	1,685,173	8,929	1,692	8,747	1,704,541	—
Residential real estate:
One- to four- family first liens	330,992	1,057	1,057	202	333,308	—
One- to four- family junior liens	132,392	261	135	226	133,014	—
Total residential real estate	463,384	1,318	1,192	428	466,322	—
Consumer	68,326	66	14	12	68,418	—
Total	$3,218,658	$11,086	$3,032	$12,236	$3,245,012	$—

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Agricultural	$1,083	$2,090	$794	$1,341	$11	$—
Commercial and industrial	5,910	3,803	408	1,341	—	—
Commercial real estate:
Construction and development	—	595	—	595	—	—
Farmland	3,754	5,499	3,439	4,156	—	—
Multifamily	2,325	987	1,684	323	—	—
Commercial real estate-other	10,267	16,544	7,214	1,063	—	—
Total commercial real estate	16,346	23,625	12,337	6,137	—	—
Residential real estate:
One- to four- family first liens	1,487	1,275	77	345	1,348	—
One- to four- family junior liens	1,102	713	—	—	—	—
Total residential real estate	2,589	1,988	77	345	1,348	—
Consumer	50	34	—	—	—	—
Total	$25,978	$31,540	$13,616	$9,164	$1,359	$—
The interest income recognized on loans that were on nonaccrual for the three months ended June 30, 2022 and June 30, 2021 was $205 thousand and $88 thousand, respectively. The interest income recognized on loans that were on nonaccrual for the six-months ended June 30, 2022 and June 30, 2021 was $275 thousand and $178 thousand, respectively.

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

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of June 30, 2022. As of June 30, 2022, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
June 30, 2022 (in thousands)	2022	2021	2020	2019	2018	Prior		Total
Agricultural
Pass	$21,529	$17,771	$6,849	$3,638	$1,150	$1,109	$47,682	$99,728
Special mention / watch	2,164	1,069	204	284	—	617	1,744	6,082
Substandard	1,848	652	703	5	300	303	642	4,453
Doubtful	—	—	—	—	—	—	—	—
Total	$25,541	$19,492	$7,756	$3,927	$1,450	$2,029	$50,068	$110,263
Commercial and industrial
Pass	$144,928	$248,426	$169,374	$57,301	$34,176	$126,043	$165,361	$945,609
Special mention / watch	1,606	771	1,867	387	40	18,043	2,424	25,138
Substandard	153	111	2,483	1,093	1,050	3,753	6,747	15,390
Doubtful	—	—	—	—	—	—	—	—
Total	$146,687	$249,308	$173,724	$58,781	$35,266	$147,839	$174,532	$986,137
CRE - Construction and development
Pass	$56,549	$112,213	$36,246	$2,548	$1,530	$1,915	$12,110	$223,111
Special mention / watch	—	510	—	125	—	—	—	635
Substandard	297	—	—	—	—	427	—	724
Doubtful	—	—	—	—	—	—	—	—
Total	$56,846	$112,723	$36,246	$2,673	$1,530	$2,342	$12,110	$224,470
CRE - Farmland
Pass	$37,340	$56,167	$32,008	$12,168	$8,919	$13,337	$1,950	$161,889
Special mention / watch	1,937	3,122	3,222	1,248	619	266	—	10,414
Substandard	—	1,996	2,577	1,290	1,585	2,069	—	9,517
Doubtful	—	—	—	—	—	—	—	—
Total	$39,277	$61,285	$37,807	$14,706	$11,123	$15,672	$1,950	$181,820
CRE - Multifamily
Pass	$25,914	$78,036	$90,365	$17,818	$2,646	$6,431	$63	$221,273
Special mention / watch	12	—	—	208	5,988	1,734	—	7,942
Substandard	308	8,440	1,713	—	—	—	—	10,461
Doubtful	—	—	—	—	—	—	—	—
Total	$26,234	$86,476	$92,078	$18,026	$8,634	$8,165	$63	$239,676
CRE - other
Pass	$185,950	$323,293	$323,255	$89,412	$34,667	$88,194	$55,902	$1,100,673
Special mention / watch	6,717	1,924	24,589	4,557	10,356	11,700	1,839	61,682
Substandard	1,507	1,633	23,739	15,108	1,888	7,744	—	51,619
Doubtful	—	—	—	—	—	—	—	—
Total	$194,174	$326,850	$371,583	$109,077	$46,911	$107,638	$57,741	$1,213,974
RRE - One- to four- family first liens
Performing	$86,699	$114,509	$71,319	$30,276	$25,881	$87,378	$10,751	$426,813
Nonperforming	—	79	35	42	325	2,863	—	3,344
Total	$86,699	$114,588	$71,354	$30,318	$26,206	$90,241	$10,751	$430,157
RRE - One- to four- family junior liens
Performing	$23,071	$26,025	$10,183	$3,410	$4,292	$7,286	$73,222	$147,489
Nonperforming	—	—	—	205	757	91	105	1,158
Total	$23,071	$26,025	$10,183	$3,615	$5,049	$7,377	$73,327	$148,647
Consumer
Performing	$18,785	$26,537	$10,974	$4,888	$2,790	$6,793	$5,156	$75,923
Nonperforming	—	—	37	28	10	10	—	85
Total	$18,785	$26,537	$11,011	$4,916	$2,800	$6,803	$5,156	$76,008

Total by Credit Quality Indicator Category
Pass	$472,210	$835,906	$658,097	$182,885	$83,088	$237,029	$283,068	$2,752,283
Special mention / watch	12,436	7,396	29,882	6,809	17,003	32,360	6,007	111,893
Substandard	4,113	12,832	31,215	17,496	4,823	14,296	7,389	92,164
Doubtful	—	—	—	—	—	—	—	—
Performing	128,555	167,071	92,476	38,574	32,963	101,457	89,129	650,225
Nonperforming	—	79	72	275	1,092	2,964	105	4,587
Total	$617,314	$1,023,284	$811,742	$246,039	$138,969	$388,106	$385,698	$3,611,152

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

Allowance for Credit Losses
At June 30, 2022, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next two forecasted quarters, with increases in the third and fourth forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next three forecasted quarters, with a decrease in the fourth forecasted quarter; and (6) Rental Vacancy - increases over the next four forecasted quarters. The increase in the ACL between the six-months ended June 30, 2021 and the six-months ended June 30, 2022 is reflective of the initial allowance for credit losses of $3.4 million recorded for the PCD loans acquired, as well as $3.1 million related to the acquired non-PCD loans. Net loan charge-offs were $0.3 million for the three-months ended June 30, 2022 as compared to net loan charge-offs of $0.4 million for the three-months ended June 30, 2021. Net loan charge-offs were $2.5 million for the six-months ended June 30, 2022 as compared to net loan charge-offs of $0.7 million for the six-months ended June 30, 2021.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $11.5 million at June 30, 2022 and $10.4 million at December 31, 2021 and is excluded from the estimate of credit losses. The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended June 30, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended June 30, 2022
Beginning balance	$380	$17,275	$24,057	$3,908	$580	$46,200
PCD allowance established in acquisition	512	1,473	1,227	159	—	$3,371
Charge-offs	(1)	(330)	—	(8)	(101)	(440)
Recoveries	1	93	31	4	30	159
Credit loss expense (benefit)(1)	95	2,655	(916)	1,111	115	3,060
Ending balance	$987	$21,166	$24,399	$5,174	$624	$52,350

For the Three Months Ended June 30, 2021
Beginning balance	$1,110	$13,644	$30,425	$4,655	$816	$50,650
Charge-offs	(113)	(195)	(350)	(71)	(111)	(840)
Recoveries	21	314	9	47	43	434
Credit loss (benefit) expense(1)	(5)	24	(1,568)	(555)	(140)	(2,244)
Ending balance	$1,013	$13,787	$28,516	$4,076	$608	$48,000
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.2 million and $0.1 million related to off-balance sheet credit exposures for the three months ended June 30, 2022 and June 30, 2021, respectively.

	For the Six Months Ended June 30, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30, 2022
Beginning balance	$667	$17,294	$26,120	$4,010	$609	$48,700
PCD allowance established in acquisition	512	1,473	1,227	159	—	$3,371
Charge-offs	(1)	(563)	(2,184)	(38)	(285)	(3,071)
Recoveries	8	318	148	20	74	568
Credit loss expense (benefit)(1)	(199)	2,644	(912)	1,023	226	2,782
Ending balance	$987	$21,166	$24,399	$5,174	$624	$52,350

For the Six Months Ended June 30, 2021
Beginning balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
Charge-offs	(154)	(861)	(416)	(106)	(306)	(1,843)
Recoveries	48	606	315	56	96	1,121
Credit loss (benefit) expense(1)	(227)	(1,647)	(4,023)	(756)	(125)	(6,778)
Ending balance	$1,013	$13,787	$28,516	$4,076	$608	$48,000
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense (benefit) of $0.5 million and $(0.1) million related to off-balance sheet credit exposures for the six-months ended June 30, 2022 and June 30, 2021, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of June 30, 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$3,094	$5,421	$24,509	$1,843	$—	$34,867
Collectively evaluated for impairment	107,169	980,716	1,835,431	576,961	76,008	3,576,285
Total	$110,263	$986,137	$1,859,940	$578,804	$76,008	$3,611,152
Allowance for credit losses:
Individually evaluated for impairment	$511	$1,907	$1,497	$403	$—	$4,318
Collectively evaluated for impairment	476	19,259	22,902	4,771	624	48,032
Total	$987	$21,166	$24,399	$5,174	$624	$52,350

	As of December 31, 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$1,341	$3,005	$23,118	$570	$—	$28,034
Collectively evaluated for impairment	102,076	899,309	1,681,423	465,752	68,418	3,216,978
Total	$103,417	$902,314	$1,704,541	$466,322	$68,418	$3,245,012
Allowance for credit losses:
Individually evaluated for impairment	$—	$681	$2,193	$224	$—	$3,098
Collectively evaluated for impairment	667	16,613	23,927	3,786	609	45,602
Total	$667	$17,294	$26,120	$4,010	$609	$48,700
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of June 30, 2022
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$581	$2,513	$—	$3,094	$511
Commercial and industrial	1,410	2,124	1,887	5,421	1,907
Commercial real estate:
Construction and development	418	—	—	418	116
Farmland	6,255	—	—	6,255	—
Multifamily	2,325	—	—	2,325	362
Commercial real estate-other	15,221	—	290	15,511	1,019
Residential real estate:
One- to four- family first liens	1,123	—	—	1,123	223
One- to four- family junior liens	—	—	720	720	180
Consumer	—	—	—	—	—
Total	$27,333	$4,637	$2,897	$34,867	$4,318

	As of December 31, 2021
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$916	$425	$—	$1,341	$—
Commercial and industrial	408	374	2,223	3,005	681
Commercial real estate:
Construction and development	595	—	—	595	—
Farmland	5,185	—	—	5,185	22
Multifamily	987	—	—	987	387
Commercial real estate-other	16,130	—	221	16,351	1,784
Residential real estate:
One- to four- family first liens	410	—	—	410	64
One- to four- family junior liens	—	—	160	160	160
Consumer	—	—	—	—	—
Total	$24,631	$799	$2,604	$28,034	$3,098

Troubled Debt Restructurings
TDRs totaled $9.6 million and $20.0 million as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, the Company had $8 thousand of commitments to lend additional funds to borrowers with loans classified as TDR.
The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	Three Months Ended June 30,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Farmland	—	$—	$—	2	$1,982	$1,982
One- to four- family first liens	—	—	—	1	171	171

CONCESSION - Extended maturity date
Agricultural	1	12	12	—	—	—
Commercial and industrial	4	512	502	—	—	—
Farmland	4	988	888	—	—	—
One- to four- family first liens	—	—	—	1	85	85
Total	9	$1,512	$1,402	4	$2,238	$2,238

	Six Months Ended June 30,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Farmland	—	$—	$—	2	$1,982	$1,982
One- to four- family first liens	—	—	—	1	171	171

CONCESSION - Extended maturity date
Agricultural	1	12	12	—	—	—
Commercial and industrial	4	512	502	—	—	—
Farmland	4	988	888	—	—	—
One- to four- family first liens	—	—	—	2	178	178

CONCESSION - Other
Agricultural	1	140	140	—	—	—
Farmland	3	1,529	1,529	—	—	—
Commercial real estate-other	—	—	—	1	44	44
One- to four- family first liens	—	—	—	1	150	150
Total	13	$3,181	$3,071	7	$2,525	$2,525

Loans by class of financing receivable modified as TDRs that redefaulted within 12 months subsequent to restructure during the stated periods were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
Commercial and industrial	1	$403	—	$—	1	$403	—	$—
Farmland	3	490	—	—	3	490	—	—
Commercial real estate-other	—	—	—	—	1	7,388	—	—
Total	4	$893	—	$—	5	$8,281	—	$—

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

The fair values of the Company's derivative instrument assets and liabilities are summarized as follows:

	As of June 30, 2022			As of December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$24,414	$1,541	$—	$24,802	$424	$1,400
Total	$24,414	$1,541	$—	$24,802	$424	$1,400

Not designated as hedging instruments:
Interest rate swaps	$339,518	$14,560	$14,562	$356,636	$5,352	$5,363
RPAs - protection sold	4,105	—	—	4,229	—	—
RPAs - protection purchased	9,528	—	—	9,629	—	2
Interest rate lock commitments	8,710	112	—	17,438	330	—
Interest rate forward loan sales contracts	11,242	—	5	22,710	—	(24)
Total	$373,103	$14,672	$14,567	$410,642	$5,682	$5,341

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
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value Hedging Relationships
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value hedges are recorded	$(67)	$—	$(111)	$—	$(171)	$—	$(219)	$—

Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	(963)	—	578	—	(2,516)	—	(1,055)	—
Derivative designated as hedging instruments	896	—	(370)	—	2,344	—	753	—

As of June 30, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$22,902	$(1,537)

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)		2022	2021	2022	2021
Interest rate swaps	Other income	$3	$1	$8	$35
RPAs	Other income	—	1	1	1
Interest rate lock commitments	Loan revenue	163	—	(218)	—
Interest rate forward loan sales contracts	Loan revenue	(339)	—	(28)	—
Total		$(173)	$2	$(237)	$36

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of June 30, 2022 and December 31, 2021, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of June 30, 2022
Asset Derivatives	$16,213	$—	$16,213	$—	$14,669	$1,544
Liability Derivatives	14,567	—	14,567	—	2,550	12,017

As of December 31, 2021
Asset Derivatives	$6,106	$—	$6,106	$—	$—	$6,106
Liability Derivatives	6,741	—	6,741	—	3,250	3,491

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
As of June 30, 2022, the Company had no derivatives with a fair value in a net liability position.

6.    Goodwill and Intangible Assets
The carrying amount of goodwill was $62.5 million at June 30, 2022 and December 31, 2021.
As indicated in Note 2. Business Combinations, the Company acquired a core deposit intangible on June 9, 2022 with an estimated fair value of $16.5 million, which will be amortized over its estimated useful life of 10 years. The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of June 30, 2022			As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$58,245	$(32,665)	$25,580	$41,745	$(30,629)	$11,116
Customer relationship intangible	5,265	(4,124)	1,141	5,265	(3,692)	1,573
Other	2,700	(2,587)	113	2,700	(2,544)	156
	$66,210	$(39,376)	$26,834	$49,710	$(36,865)	$12,845

Indefinite-lived trade name intangible	$7,040			$7,040

The following table provides the estimated future amortization expense for the remaining six months ending December 31, 2022 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2022	$3,157	$365	$36	$3,558
2023	5,677	518	51	6,246
2024	4,705	239	24	4,968
2025	3,751	19	2	3,772
2026	2,797	—	—	2,797
Thereafter	5,493	—	—	5,493
Total	$25,580	$1,141	$113	$26,834

7.    Other Assets
The components of the Company's other assets as of June 30, 2022 and December 31, 2021 were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Bank-owned life insurance	$94,323	$85,372
Interest receivable	22,962	20,117
FHLB stock	12,003	10,157
Mortgage servicing rights	12,864	6,532
Operating lease right-of-use assets, net	2,383	2,840
Federal and state income taxes, current	1,640	178
Federal and state income taxes, deferred	30,428	13,893
Derivative assets	16,213	6,106
Other receivables/assets	13,504	12,553
	$206,320	$157,748

The acquisition of IOFB by the Company resulted in an increase in the cash surrender value of bank-owned life insurance, the fair value of the Company's mortgage servicing rights, and interest receivable. See Note 2. Business Combinations for further details.

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Noninterest bearing deposits	$1,114,825	$1,005,369
Interest checking deposits	1,749,748	1,619,136
Money market deposits	1,070,912	939,523
Savings deposits	715,829	628,242
Time deposits under $250	547,427	505,392
Time deposits of $250 or more	338,700	416,857
Total deposits	$5,537,441	$5,114,519

The Company had $4.3 million and $3.4 million in reciprocal time deposits as of June 30, 2022 and December 31, 2021, respectively. Included in interest-bearing checking and money market deposits at June 30, 2022 and December 31, 2021 were $42.4 million and $35.4 million, respectively, of reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of June 30, 2022 and December 31, 2021, the Company had public entity deposits that were collateralized by investment securities of $324.9 million and $303.3 million, respectively.

9.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	June 30, 2022		December 31, 2021
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.35%	$151,894	0.24%	$181,368
Federal Home Loan Bank advances	1.73	42,000	—	—
Total	0.65%	$193,894	0.24%	$181,368

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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either June 30, 2022 or December 31, 2021.
Other - At June 30, 2022 and December 31, 2021, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $39.2 million as of June 30, 2022 and $60.2 million as of December 31, 2021. As of June 30, 2022 and December 31, 2021, the Bank had municipal securities with a market value of $42.6 million and $65.2 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. Interest was payable on the $25.0 million revolving commitment. The credit agreement was amended on June 7, 2022 such that, commencing June 8, 2022, interest is now payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. There were no updates to the fees or maturity date as part of this amendment. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. The agreement matures on September 30, 2022. The Company had no balance outstanding under this revolving credit facility as of both June 30, 2022 and December 31, 2021.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
June 30, 2022
ATBancorp Statutory Trust I	$7,732	$6,908	Three-month LIBOR + 1.68%	3.51%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,938	Three-month LIBOR + 1.65%	3.48%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,816	Three-month LIBOR + 2.15%	4.30%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,902	Three-month LIBOR + 3.50%	5.33%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	3.42%	12/15/2037	12/15/2012
Total	$44,847	$42,028

December 31, 2021
ATBancorp Statutory Trust I	$7,732	$6,888	Three-month LIBOR + 1.68%	1.88%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,908	Three-month LIBOR + 1.65%	1.85%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,800	Three-month LIBOR + 2.15%	2.37%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,880	Three-month LIBOR + 3.50%	3.70%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.79%	12/15/2037	12/15/2012
Total	$44,847	$41,940

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

Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At June 30, 2022, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.

Other Long-Term Debt

On June 7, 2022, the Company entered into an unsecured note payable with a correspondent bank with a maturity date of June 30, 2027. Payments of principal and interest are payable quarterly, and will begin on September 30, 2022. Interest will be payable at the monthly reset term SOFR plus 1.55%. As of June 30, 2022, $25.0 million of that note was outstanding.

Long-term borrowings were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$872	8.89%	$951
FHLB borrowings	2.69	27,327	2.76	48,113
Notes payable to unaffiliated bank	2.69	25,000	—	—
Total	2.79%	$53,199	2.88%	$49,064

As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the unaudited consolidated financial statements. At June 30, 2022, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 3. Debt Securities of the notes to the unaudited consolidated financial statements.
As of June 30, 2022, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2022	2.31%	$10,000
Due in 2023	2.79%	11,000
Due in 2024	3.11%	6,250
Total		27,250
Valuation adjustment from acquisition accounting		77
Total		$27,327

11.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Basic Earnings Per Share:
Net income	$12,621	$17,271	$26,516	$38,919
Weighted average shares outstanding	15,667,773	15,986,822	15,675,412	15,988,762
Basic earnings per common share	$0.81	$1.08	$1.69	$2.43

Diluted Earnings Per Share:
Net income	$12,621	$17,271	$26,516	$38,919
Weighted average shares outstanding, including all dilutive potential shares	15,688,460	16,011,766	15,703,009	16,016,037
Diluted earnings per common share	$0.80	$1.08	$1.69	$2.43

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
As of June 30, 2022 and December 31, 2021, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these periods was zero dollars.
A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of June 30, 2022 and December 31, 2021, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2022
Consolidated:
Total capital/risk weighted assets	$627,160	11.73%	$561,461	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	513,805	9.61	454,516	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	471,777	8.82	374,307	7.00	N/A	N/A
Tier 1 leverage capital/average assets	513,805	8.51	241,422	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$633,610	11.90%	$559,205	10.50%	$532,576	10.00%
Tier 1 capital/risk weighted assets	585,255	10.99	452,690	8.50	426,061	8.00
Common equity tier 1 capital/risk weighted assets	585,255	10.99	372,803	7.00	346,175	6.50
Tier 1 leverage capital/average assets	585,255	9.70	241,389	4.00	301,736	5.00

At December 31, 2021
Consolidated:
Total capital/risk weighted assets	$615,060	13.09%	$493,283	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	508,687	10.83	399,324	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	466,747	9.94	328,855	7.00	N/A	N/A
Tier 1 leverage capital/average assets	508,687	8.67	234,745	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$584,348	12.46%	$492,436	10.50%	$468,987	10.00%
Tier 1 capital/risk weighted assets	542,975	11.58	398,639	8.50	375,189	8.00
Common equity tier 1 capital/risk weighted assets	542,975	11.58	328,291	7.00	304,841	6.50
Tier 1 leverage capital/average assets	542,975	9.25	234,686	4.00	293,358	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	June 30, 2022	December 31, 2021
(in thousands)
Commitments to extend credit	$1,117,754	$1,014,397
Commitments to sell loans	4,991	12,917
Standby letters of credit	18,419	16,342
Total	$1,141,164	$1,043,656
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At June 30, 2022, the liability for off-balance-sheet credit losses totaled $4.5 million, whereas the total amount of the liability as of December 31, 2021 was $4.0 million. The total amount recorded in credit loss expense (benefit) for the six-months ended June 30, 2022 was an expense of $0.5 million, while a credit loss benefit of $0.1 million was recorded for the six-months ended June 30, 2021.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 62% of the loans are real estate loans, excluding farmland, and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 14% and 10%, respectively, as of June 30, 2022.

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
Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$7,904	$—	$7,904	$—
State and political subdivisions	315,911	—	315,911	—
Mortgage-backed securities	6,539	—	6,539	—
Collateralized mortgage obligations	165,375	—	165,375	—
Corporate debt securities	739,060	—	739,060	—
Derivative assets	16,213	—	16,101	112
Mortgage servicing rights	12,864	—	12,864	—

Liabilities:
Derivative liabilities	$14,567	$—	$14,567	$—

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$266	$—	$266	$—
State and political subdivisions	765,742	—	765,742	—
Mortgage-backed securities	100,626	—	100,626	—
Collateralized mortgage obligations	768,899	—	768,899	—
Corporate debt securities	652,577	—	652,577	—
Derivative assets	6,106	—	5,776	330
Mortgage servicing rights	6,532	—	6,532	—

Liabilities:
Derivative liabilities	$6,741	$—	$6,741	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the six months ended June 30, 2022 or the year ended December 31, 2021.
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
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	June 30, 2022	December 31, 2021	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$112	$330	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	78%	-	100%	91%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at June 30, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$14,117	$—	$—	$14,117
Foreclosed assets, net	284	—	—	284

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$15,772	$—	$—	$15,772
Foreclosed assets, net	357	—	—	357

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	June 30, 2022	December 31, 2021	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$14,117	$15,772	Fair value of collateral	Valuation adjustments	—%	-	91%	42%
Foreclosed assets, net	$284	$357	Fair value of collateral	Valuation adjustments	8%	-	12%	10%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$83,864	$83,864	$83,864	$—	$—
Debt securities available for sale	1,234,789	1,234,789	—	1,234,789	—
Debt securities held to maturity	1,168,042	1,010,651	—	1,010,651	—
Loans held for sale	4,991	4,985	—	4,985	—
Loans held for investment, net	3,558,802	3,541,751	—	—	3,541,751
Interest receivable	22,962	22,962	—	22,962	—
FHLB stock	12,003	12,003	—	12,003	—
Derivative assets	16,213	16,213	—	16,101	112
Financial liabilities:
Noninterest bearing deposits	1,114,825	1,114,825	1,114,825	—	—
Interest bearing deposits	4,422,616	4,405,307	3,536,490	868,817	—
Short-term borrowings	193,894	193,894	193,894	—	—
Finance leases payable	872	872	—	872	—
FHLB borrowings	27,327	27,308	—	27,308	—
Junior subordinated notes issued to capital trusts	42,028	37,927	—	37,927	—
Subordinated debentures	63,941	65,452	—	65,452	—
Other long-term debt	25,000	25,000	—	25,000	—
Derivative liabilities	14,567	14,567	—	14,567	—

	December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$203,830	$203,830	$203,830	$—	$—
Debt securities available for sale	2,288,110	2,288,110	—	2,288,110	—
Loans held for sale	12,917	12,970	—	12,970	—
Loans held for investment, net	3,196,312	3,207,314	—	—	3,207,314
Interest receivable	20,117	20,117	—	20,117	—
FHLB stock	10,157	10,157	—	10,157	—
Derivative assets	6,106	6,106	—	5,776	330
Financial liabilities:
Noninterest bearing deposits	1,005,369	1,005,369	1,005,369	—	—
Interest bearing deposits	4,109,150	4,105,858	3,186,901	918,957	—
Short-term borrowings	181,368	181,368	181,368	—	—
Finance leases payable	951	951	—	951	—
FHLB borrowings	48,113	48,947	—	48,947	—
Junior subordinated notes issued to capital trusts	41,940	35,545	—	35,545	—
Subordinated debentures	63,875	68,207	—	68,207	—
Derivative liabilities	6,741	6,741	—	6,741	—

15.    Leases
Substantially all of the leases in which the Company is the lessee are comprised of real estate property for banking offices and office space. We do not have any subleased properties. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025.

Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	June 30, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$2,383	$2,840
Finance lease right-of-use asset	Premises and equipment, net	406	446
Total right-of-use assets		$2,789	$3,286

Operating lease liability	Other liabilities	$3,279	$3,778
Finance lease liability	Long-term debt	872	951
Total lease liabilities		$4,151	$4,729

Weighted-average remaining lease term
Operating leases		9.60 years	9.13 years
Finance lease		4.17 years	4.67 years
Weighted-average discount rate
Operating leases		4.07%	4.13%
Finance lease		8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Lease Costs
Operating lease cost	$288	$294	$585	$593
Variable lease cost	21	20	42	93
Interest on lease liabilities(1)	19	23	39	46
Amortization of right-of-use assets	24	24	48	48
Net lease cost	$352	$361	$714	$780

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$540	$530	$1,136	$1,102
Operating cash flows from finance lease	19	23	39	46
Finance cash flows from finance lease	40	35	79	70

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	39	119	39	119
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining six-months ending December 31, 2022 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2022	$121	$496
December 31, 2023	245	967
December 31, 2024	250	725
December 31, 2025	255	252
December 31, 2026	171	155
Thereafter	—	1,821
Total undiscounted lease payment	$1,042	$4,416
Amounts representing interest	(170)	(1,137)
Lease liability	$872	$3,279

16.    Subsequent Events
The Company has evaluated events that have occurred subsequent to June 30, 2022 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On July 19, 2022, the board of directors of the Company declared a cash dividend of $0.2375 per share payable on September 15, 2022 to shareholders of record as of the close of business on September 1, 2022.

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
•the effects of actual and expected increases in interest rates, including on our net income and the value of our securities portfolio, and including the effects of anticipated rate increases by the Federal Reserve;
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
•war or terrorist activities, including the war in Ukraine, widespread disease or pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
•the effects of cyber-attacks;
•the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers;
•effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, our customers, employees and supply chain; and
•other factors and risks described under “Risk Factors” in this Form 10-Q and in other reports we file with the SEC.

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
On June 9, 2022, the Company completed the acquisition of IOFB, a bank holding company headquartered in Muscatine, Iowa, and the parent company of FNBM and FNBF. Immediately following the completion of the acquisition, FNBM and FNBF were merged with and into the Bank. As consideration for the merger, we paid cash of $46.7 million. The acquisition added to the Company's existing presence in Fairfield, Iowa and expanded the Company's footprint into Muscatine, Iowa.
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022. Results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended June 30, 2022 of $12.6 million, a decrease of $4.7 million, compared to $17.3 million of net income for the three months ended June 30, 2021, with diluted earnings per share of $0.80 and $1.08 for the respective annual periods.
The period as of and for the three and six months ended June 30, 2022 was also highlighted by the following results:

Balance Sheet:
•Total assets increased to $6.44 billion at June 30, 2022 from $6.03 billion at December 31, 2021, with the completion of the IOFB acquisition in the second quarter of 2022 contributing largely to this increase.
•At June 30, 2022 the total amount of the held to maturity debt securities was $1.17 billion and the total amount of the debt securities available for sale was $1.23 billion. There were no held to maturity debt securities at December 31, 2021, while the total amount of the debt securities available for sale was $2.29 billion.
•Gross loans held for investment increased $375.5 million, from $3.25 billion at December 31, 2021, to $3.63 billion at June 30, 2022. This increase was primarily driven by the loans acquired in the IOFB acquisition, coupled with growth in the legacy MidWestOne portfolio and increased revolving line of credit utilization.
•The allowance for credit losses was $52.4 million, or 1.45% of total loans as of June 30, 2022, compared with $48.7 million, or 1.50% of total loans, at December 31, 2021.
•Nonperforming assets declined $4.3 million, from $31.9 million at December 31, 2021, to $27.6 million at June 30, 2022.
•Total deposits increased $422.9 million from $5.11 billion at December 31, 2021, to $5.54 billion at June 30, 2022. This increase was primarily due to the close of the IOFB acquisition during the second quarter of 2022.
•Short-term borrowings increased to $193.9 million at June 30, 2022, from $181.4 million at December 31, 2021, and long-term debt increased to $159.2 million at June 30, 2022 from $154.9 million at December 31, 2021.
•The Company is well-capitalized with a total risk-based capital ratio of 11.73% at June 30, 2022.

Income Statement:

Three Months Ended:

•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $40.9 million for the second quarter of 2022, an increase of $1.2 million, from $39.7 million in the second quarter of 2021. The increase in tax equivalent net interest income was due primarily to an increase of $2.9 million in interest income earned from investment securities, which reflected a larger volume of securities held for investment and an increase in yield from such securities, and a decline in interest expense on interest-bearing deposits of $0.2 million. Partially offsetting these amounts was a decline of $1.9 million in loan interest income due to reduced net PPP fee accretion, reduced loan volumes, and lower loan purchase discount accretion.
•Credit loss expense of $3.3 million was recorded during the second quarter of 2022, as compared to a credit loss benefit of $2.1 million during the second quarter of 2021. Credit loss expense in the current quarter reflected $3.1 million related to the acquired IOFB non-PCD loans and $0.2 million related to unfunded loan commitments established in the IOFB acquisition.
•Noninterest income increased $2.1 million, from $10.2 million in the second quarter of 2021 to $12.3 million in the second quarter of 2022. The increase was primarily due to the $1.4 million bargain purchase gain that was recorded in the second quarter of 2022 with the completion of the IOFB acquisition, coupled with increases in all other sources of noninterest income, excluding investment services and trust activities and card revenue.
•Noninterest expense increased $3.4 million, from $28.7 million in the second quarter of 2021, to $32.1 million in the second quarter of 2022 primarily due to increased compensation and employee benefits and legal and professional expenses.

Six Months Ended:

•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $79.4 million for the six months ended June 30, 2022, which was a $0.1 million decrease from $79.5 million for the six months ended June 30, 2021. The decrease in tax equivalent net interest income was due primarily to a $7.2 million decline in loan interest income that stemmed from reduced net PPP fee accretion, reduced loan volumes, and lower loan purchase discount accretion. Partially offsetting the lower loan interest income was an increase of $5.7 million in interest income from investment securities, which reflected a larger volume of securities held for investment and an increase in yield from such securities, and a decline in interest expense of $1.3 million.
•Credit loss expense of $3.3 million was recorded in the first six months of 2022, as compared to credit loss benefit of $6.9 million for the first six months of 2021. Credit loss expense in the first six months of 2022 reflected $3.1 million related to the acquired IOFB non-PCD loans and $0.2 million related to unfunded loan commitments established in the IOFB acquisition.
•Noninterest income increased $1.9 million, from $22.0 million for the first six months of 2021 to $24.0 million in the first six months of 2022. The increase was primarily due to the $1.4 million bargain purchase gain that was recorded in the second quarter of 2022 with the completion of the IOFB acquisition, coupled with increases in all other sources of noninterest income, excluding loan revenue.
•Noninterest expense increased $7.4 million, from $56.4 million for the first six months ended June 30, 2021, to $63.7 million in the first six months of 2022. This increase was due to increased compensation and employee benefits, legal and professional and 'Other' noninterest expense.

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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2022 and June 30, 2021
Summary

	As of or for the Three Months Ended June 30,
(dollars in thousands, except per share amounts)	2022	2021
Net Interest Income	$39,725	$38,505
Noninterest Income	12,347	10,218
Total Revenue, Net of Interest Expense	52,072	48,723
Credit Loss Expense (Benefit)	3,282	(2,144)
Noninterest Expense	32,082	28,670
Income Before Income Tax Expense	16,708	22,197
Income Tax Expense	4,087	4,926
Net Income	12,621	17,271
Diluted Earnings Per Share	$0.80	$1.08

Return on Average Assets	0.83%	1.18%
Return on Average Equity	10.14	13.24
Return on Average Tangible Equity(1)	13.13	16.75
Efficiency Ratio(1)	56.57	54.83
Dividend Payout Ratio	29.32	20.83
Common Equity Ratio	7.59	9.22
Tangible Common Equity Ratio(1)	6.18	7.86
Book Value per Share	$31.26	$33.22
Tangible Book Value per Share(1)	25.10	27.90
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

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$3,326,269	$33,315	4.02%	$3,396,575	$35,255	4.16%
Taxable investment securities	1,923,155	9,576	2.00	1,604,463	6,483	1.62
Tax-exempt investment securities (2)(4)	439,385	2,975	2.72	473,181	3,196	2.71
Total securities held for investment (2)	2,362,540	12,551	2.13	2,077,644	9,679	1.87
Other	30,016	40	0.53	48,208	19	0.16
Total interest earning assets (2)	$5,718,825	$45,906	3.22%	$5,522,427	$44,953	3.26%
Other assets	360,125			329,309
Total assets	$6,078,950			$5,851,736

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,641,337	$1,189	0.29%	$1,469,853	$1,095	0.30%
Money market deposits	1,003,386	571	0.23	942,072	502	0.21
Savings deposits	662,449	287	0.17	595,150	324	0.22
Time deposits	836,143	1,126	0.54	896,169	1,488	0.67
Total interest bearing deposits	4,143,315	3,173	0.31	3,903,244	3,409	0.35
Securities sold under agreements to repurchase	154,107	111	0.29	179,253	116	0.26
Other short-term borrowings	41,859	118	1.13	39,238	45	0.46
Total short-term borrowings	195,966	229	0.47	218,491	161	0.30
Long-term debt	144,440	1,602	4.45	189,644	1,712	3.62
Total borrowed funds	340,406	1,831	2.16	408,135	1,873	1.84
Total interest bearing liabilities	$4,483,721	$5,004	0.45%	$4,311,379	$5,282	0.49%

Noninterest bearing deposits	1,038,612			972,080
Other liabilities	57,157			45,035
Shareholders’ equity	499,460			523,242
Total liabilities and shareholders’ equity	$6,078,950			$5,851,736
Net interest income (2)		$40,902			$39,671
Net interest spread(2)			2.77%			2.77%
Net interest margin(2)			2.87%			2.88%

Total deposits(5)	$5,181,927	$3,173	0.25%	$4,875,324	$3,409	0.28%
Cost of funds(6)			0.36%			0.40%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $(31) thousand and $2.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Loan purchase discount accretion was $0.5 million and $0.9 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Tax equivalent adjustments were $0.6 thousand and $0.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $0.6 thousand and $0.6 million for the three months ended June 30, 2022 and June 30, 2021, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended June 30,
	2022 Compared to 2021 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(739)	$(1,201)	$(1,940)
Taxable investment securities	1,418	1,675	3,093
Tax-exempt investment securities (1)	(233)	12	(221)
Total securities held for investment (1)	1,185	1,687	2,872
Other	(9)	30	21
Change in interest income (1)	437	516	953
Increase (decrease) in interest expense:
Interest checking deposits	130	(36)	94
Money market deposits	28	41	69
Savings deposits	37	(74)	(37)
Time deposits	(93)	(269)	(362)
Total interest-bearing deposits	102	(338)	(236)
Securities sold under agreements to repurchase	(17)	12	(5)
Other short-term borrowings	3	70	73
Total short-term borrowings	(14)	82	68
Long-term debt	(456)	346	(110)
Total borrowed funds	(470)	428	(42)
Change in interest expense	(368)	90	(278)
Change in net interest income	$805	$426	$1,231
Percentage (decrease) in net interest income over prior period			3.1%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the second quarter of 2022 was $40.9 million, an increase of $1.2 million, or 3.1%, as compared to $39.7 million for the second quarter of 2021. The increase in tax equivalent net interest income in the second quarter of 2022 as compared to the second quarter of 2021 was due primarily to an increase of $1.0 million, or 2.1%, in interest income and a decline of $0.3 million, or 5.3%, in interest expense. The interest income change was due primarily to an increase of $2.9 million, or 29.7%, in interest income from investment securities, which reflected both a larger volume of and increased yield from such securities, partially offset by a decline of $1.9 million, or 5.5%, in loan interest income due to reductions of $2.4 million and $0.3 million in net PPP fee and purchase discount accretion, respectively, and lower loan volumes. The interest expense change was due primarily to a decline of $0.2 million, or 6.9%, in interest expense on interest-bearing deposits and lower volumes of long-term debt.
The tax equivalent net interest margin for the second quarter of 2022 was 2.87%, or 1 basis points lower than the tax equivalent net interest margin of 2.88% for the second quarter of 2021 as the change in funding costs slightly outpaced the change in interest-earning asset yields. The yield on interest-earning assets for the second quarter of 2022 was 4 basis points lower than the second quarter of 2021 as lower loan yields were only partially offset by higher yields on investment securities and the earning asset mix shifted to lower yielding investment securities. The tax equivalent yield on loans declined 14 basis points, which was offset by an increase of 26 basis points in the tax equivalent yield on investment securities. The cost of average interest-bearing deposits decreased 4 basis points in the second quarter of 2022, compared to the second quarter of 2021 while the cost of average borrowed funds was 32 basis point higher for the second quarter of 2022, compared to the second quarter of 2021. The increase in the cost of average borrowed funds was a result of higher market interest rates which reflect the recent increases in the target federal funds rate. The decline in the interest-bearing deposit costs reflected the origination and re-pricing of time deposits at lower rates that were prior to the recent increases in the target federal funds rate.
Credit Loss Expense (Benefit)
Credit loss expense of $3.3 million was recorded during the second quarter of 2022, as compared to a credit loss benefit of $2.1 million during the second quarter of 2021. Credit loss expense in the current quarter reflected $3.1 million related to the acquired IOFB non-PCD loans and $0.2 million related to unfunded loan commitments established in the IOFB acquisition. Net loan charge-offs were $0.3 million in the second quarter of 2022 as compared to net loan charge-offs of $0.4 million in the second quarter of 2021. The economic forecast factors utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Investment services and trust activities	$2,670	$2,809	$(139)	(4.9)%
Service charges and fees	1,717	1,475	242	16.4
Card revenue	1,878	1,913	(35)	(1.8)
Loan revenue	3,523	3,151	372	11.8
Bank-owned life insurance	558	538	20	3.7
Investment securities gains, net	395	42	353	840.5
Other	1,606	290	1,316	453.8
Total noninterest income	$12,347	$10,218	$2,129	20.8%
Total noninterest income for the second quarter of 2022 increased $2.1 million, or 20.8%, to $12.3 million from $10.2 million in the second quarter of 2021. The increase in noninterest income was primarily due to the $1.4 million bargain purchase gain that was recorded in the second quarter of 2022 with the completion of the IOFB acquisition, coupled with a cumulative increase of $1.0 million in all other sources of noninterest income, excluding investment services and trust activities and card revenue.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Compensation and employee benefits	$18,955	$17,404	$1,551	8.9%
Occupancy expense of premises, net	2,253	2,198	55	2.5
Equipment	2,107	1,861	246	13.2
Legal and professional	2,435	1,375	1,060	77.1
Data processing	1,237	1,347	(110)	(8.2)
Marketing	1,157	873	284	32.5
Amortization of intangibles	1,283	1,341	(58)	(4.3)
FDIC insurance	420	245	175	71.4
Communications	266	371	(105)	(28.3)
Foreclosed assets, net	4	136	(132)	(97.1)
Other	1,965	1,519	446	29.4
Total noninterest expense	$32,082	$28,670	$3,412	11.9%

	Three Months Ended June 30,
Merger-related expenses:	2022	2021
(dollars in thousands)
Compensation and employee benefits	$150	$—
Occupancy expense of premises, net	1	—
Equipment	6	—
Legal and professional	638	—
Data processing	38	—
Marketing	65	—
Communications	2	—
Other	1	—
Total impact of merger-related expenses to noninterest expense	$901	$—
Noninterest expense for the second quarter of 2022 increased $3.4 million, or 11.9%, to $32.1 million from $28.7 million for the second quarter of 2021. The increase in noninterest expense was primarily due to increases of $1.6 million in compensation and employee benefits and $1.1 million in legal and professional fees. The increase in compensation and employee benefits was primarily driven by normal annual salary and employee benefit increases, increased salary costs from the IOFB acquisition, coupled with a decline of $0.4 million in the benefit received from loan origination costs, which are deferred and amortized over the life of the loan to which they relate. The increase in legal and professional expenses was primarily attributable to legal expenses incurred as part of the IOFB acquisition.

Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 24.5% for the three months ended June 30, 2022, as compared to an effective tax rate of 22.2% for the three months ended June 30, 2021. The higher effective income tax rate for the three months ended June 30, 2022 was due to a change in tax law in the state of Iowa, which resulted in a one-time income tax expense of $0.8 million stemming from the re-measurement of our deferred tax assets and liabilities. The effective tax rate for the full year 2022 is expected to be in the range of 20-22%.

Comparison of Operating Results for the Six Months Ended June 30, 2022 and June 30, 2021
Summary

	As of and for the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2022	2021
Net Interest Income	$77,061	$77,122
Noninterest Income	23,991	22,042
Total Revenue, Net of Interest Expense	101,052	99,164
Credit Loss Expense (Benefit)	3,282	(6,878)
Noninterest Expense	63,725	56,370
Income Before Income Tax Expense	34,045	49,672
Income Tax Expense	7,529	10,753
Net Income	26,516	38,919
Diluted Earnings Per Share	$1.69	$2.43

Return on Average Assets	0.89%	1.38%
Return on Average Equity	10.44	15.10
Return on Average Tangible Equity(1)	13.35	19.10
Efficiency Ratio (1)	58.46	52.76
Dividend Payout Ratio	28.11	18.52
Common Equity Ratio	7.59	9.22
Tangible Common Equity Ratio(1)	6.18	7.86
Book Value per Share	$31.26	$33.22
Tangible Book Value per Share(1)	25.10	27.90
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

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,286,083	$65,173	4.00%	$3,413,069	$72,328	4.27%
Taxable investment securities	1,879,773	17,699	1.90	1,436,522	11,576	1.63
Tax-exempt investment securities (2)(4)	444,936	5,973	2.71	469,507	6,399	2.75
Total securities held for investment (2)	2,324,709	23,672	2.05	1,906,029	17,975	1.90
Other	42,983	68	0.32	42,404	33	0.16
Total interest-earning assets (2)	$5,653,775	$88,913	3.17%	$5,361,502	$90,336	3.40%
Other assets	343,456			325,434
Total assets	$5,997,231			$5,686,936

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,601,093	$2,250	0.28%	$1,410,094	$2,086	0.30%
Money market deposits	978,801	1,070	0.22	927,660	980	0.21
Savings deposits	652,134	566	0.18	574,602	610	0.21
Time deposits	859,938	2,197	0.52	866,976	3,341	0.78
Total interest-bearing deposits	4,091,966	6,083	0.30	3,779,332	7,017	0.37
Securities sold under agreements to repurchase	156,747	207	0.27	172,592	217	0.25
Other short-term borrowings	22,551	141	1.26	24,370	72	0.60
Total short-term borrowings	179,298	348	0.39	196,962	289	0.30
Long-term debt	142,426	3,089	4.37	197,762	3,563	3.63
Total borrowed funds	321,724	3,437	2.15	394,724	3,852	1.97
Total interest-bearing liabilities	$4,413,690	$9,520	0.43%	$4,174,056	$10,869	0.53%

Noninterest bearing deposits	1,021,402			946,112
Other liabilities	50,054			47,008
Shareholders' equity	512,085			519,760
Total liabilities and shareholders' equity	$5,997,231			$5,686,936
Net interest income (2)		$79,393			$79,467
Net interest spread(2)			2.74%			2.87%
Net interest margin (2)			2.83%			2.99%

Total deposits(5)	$5,113,368	$6,083	0.24%	$4,725,444	$7,017	0.30%
Cost of funds(6)			0.35%			0.43%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $0.6 million and $5.8 million for the six-months ended June 30, 2022 and June 30, 2021, respectively. Loan purchase discount accretion was $1.3 million and $2.0 million for the six-months ended June 30, 2022 and June 30, 2021, respectively. Tax equivalent adjustments were $1.1 million and $1.0 million for the six-months ended June 30, 2022 and June 30, 2021, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.2 million and $1.3 million for the six-months ended June 30, 2022 and June 30, 2021, respectively. The federal statutory tax rate utilized was 21%.

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

	Six Months Ended June 30,
	2022 Compared to 2021 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(2,650)	$(4,505)	$(7,155)
Taxable investment securities	3,985	2,138	6,123
Tax-exempt investment securities(1)	(333)	(93)	(426)
Total securities held for investment(1)	3,652	2,045	5,697
Other	—	35	35
Change in interest income (1)	1,002	(2,425)	(1,423)
Increase (decrease) in interest expense:
Interest checking deposits	297	(133)	164
Money market deposits	48	42	90
Savings deposits	61	(105)	(44)
Time deposits	(27)	(1,117)	(1,144)
Total interest-bearing deposits	379	(1,313)	(934)
Securities sold under agreements to repurchase	(24)	14	(10)
Other short-term borrowings	(5)	74	69
Total short-term borrowings	(29)	88	59
Long-term debt	(1,114)	640	(474)
Total borrowed funds	(1,143)	728	(415)
Change in interest expense	(764)	(585)	(1,349)
Change in net interest income	$1,766	$(1,840)	$(74)
Percentage (decrease) increase in net interest income over prior period			(0.1)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the six months ended June 30, 2022 was $79.4 million, which was a $0.1 million decrease from $79.5 million for the six months ended June 30, 2021. The decline in tax equivalent net interest income during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was due primarily to the $1.4 million decline in interest income. Contributing to the interest income decrease was a $7.2 million, or (9.9)%, decline in loan interest income that stemmed primarily from the $5.3 million reduction in net PPP fee accretion, as well as a reduction in the loan volume and lower loan purchase discount accretion, which declined $0.7 million. Partially offsetting the lower loan interest income was an increase of $5.7 million, or 31.7%, in interest income from investment securities, which reflected a larger volume of securities held for investment and an increase in yield from such securities, and a decline in interest expense of $1.3 million. The decline in interest expense was primarily due to a decline in interest expense on interest-bearing deposits of $0.9 million, or 13.3%, to $6.1 million as a result of lower rates paid on such deposits that more than offset the increase in the volume of deposits.

The tax equivalent net interest margin for the six months ended June 30, 2022 was 2.83%, or 16 basis points lower than the tax equivalent net interest margin of 2.99% for the six months ended June 30, 2021. The tax equivalent yield on loans decreased 27 basis points, which was partially offset by an increased tax equivalent yield on investment securities of 15 basis points. Combined, the resulting yield on interest-earning assets for the six months ended June 30, 2022 was 23 basis points lower than the six months ended June 30, 2021, which primarily reflected lower loan fee accretion and the shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans. The average cost of borrowings was higher by 18 basis points for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, while the cost of interest-bearing deposits decreased 7 basis points. The increase in the average cost of borrowings was a result of higher market interest rates which reflect the recent increases in the target federal funds rate, which was in the range of 1.50% - 1.75% at June 30, 2022. The decline in the interest-bearing deposit costs reflected the origination and re-pricing of time deposits at lower market interest rates that were prior to the recent increases in the target federal funds rate.

Credit Loss Expense (Benefit)
Credit loss expense of $3.3 million was recorded in the first six months of 2022, as compared to credit loss benefit of $6.9 million for the first six months of 2021, an increase of $10.2 million, or 147.6%. Credit loss expense in the first six months of 2022 reflected $3.1 million related to the acquired IOFB non-PCD loans and $0.2 million related to unfunded loan commitments established in the IOFB acquisition. The credit loss benefit recorded in the first six months of 2021 was reflective of overall improvements in the forecasted economic conditions due to less economic uncertainty from the COVID-19 pandemic. Net loan charge-offs in the first six months of 2022 were $2.5 million, as compared to net loan charge-offs of $0.7 million in the first six months of 2021. The economic forecast utilized by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Investment services and trust activities	$5,681	$5,645	$36	0.6%
Service charges and fees	3,374	2,962	412	13.9
Card revenue	3,528	3,449	79	2.3
Loan revenue	7,816	7,881	(65)	(0.8)
Bank-owned life insurance	1,089	1,080	9	0.8
Investment securities gains, net	435	69	366	530.4
Other	2,068	956	1,112	116.3
Total noninterest income	$23,991	$22,042	$1,949	8.8%
Total noninterest income for the first six months of 2022 increased $1.9 million, or 8.8%, to $24.0 million from $22.0 million during the same period of 2021. The increase in noninterest income was primarily due to the $1.4 million bargain purchase gain that was recorded in the second quarter of 2022 with the completion of the IOFB acquisition, coupled with a cumulative increase of $0.9 million in all other sources of noninterest income, excluding loan revenue.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Compensation and employee benefits	$37,619	$34,321	$3,298	9.6%
Occupancy expense of premises, net	5,032	4,516	516	11.4
Equipment	4,008	3,654	354	9.7
Legal and professional	4,788	2,158	2,630	121.9
Data processing	2,468	2,599	(131)	(5.0)
Marketing	2,186	1,879	307	16.3
Amortization of intangibles	2,510	2,848	(338)	(11.9)
FDIC insurance	840	757	83	11.0
Communications	538	780	(242)	(31.0)
Foreclosed assets, net	(108)	183	(291)	(159.0)
Other	3,844	2,675	1,169	43.7
Total noninterest expense	$63,725	$56,370	$7,355	13.0%

	Six Months Ended June 30,
Merger-related expenses:	2022	2021
(dollars in thousands)
Compensation and employee benefits	$150	$—
Occupancy expense of premises, net	1	—
Equipment	11	—
Legal and professional	701	—
Data processing	76	—
Marketing	72	—
Communications	3	—
Other	15	—
Total impact of merger-related expenses to noninterest expense	$1,029	$—
Noninterest expense for the six months ended June 30, 2022 was $63.7 million, an increase of $7.4 million, or 13.0%, from $56.4 million for the six months ended June 30, 2021. The increase in noninterest expense was primarily due to increases of $3.3 million, $2.6 million, and $1.2 million in compensation and employee benefits, legal and professional and 'Other' noninterest expense, respectively. The increase in compensation and employee benefits was primarily driven by normal annual salary and employee benefit increases, increased salary costs from the IOFB acquisition, coupled with a decline of $1.3 million in the benefit received from loan origination costs, which are deferred and amortized over the life of the loan to which they relate. The increase in legal and professional expenses was primarily attributable to legal expenses incurred as part of the IOFB acquisition, as well as elevated legal expenses related to litigation, loan legal expenses, and executive recruitment. The increase in 'Other' noninterest expense was mainly due to elevated fraud losses and increased miscellaneous office and employee-related expenses.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 22.1% for the first six months of 2022, as compared to an effective tax rate of 21.6% for the first six months of 2021. The higher effective income tax rate for the first six months of 2022 was due to a change in tax law in the state of Iowa, which resulted in a one-time income tax expense of $0.8 million stemming from the re-measurement of our deferred tax assets and liabilities. The effective tax rate for the full year 2022 is expected to be in the range of 20-22%.

FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	June 30, 2022	December 31, 2021	$ Change	% Change
ASSETS
Cash and cash equivalents	$83,864	$203,830	$(119,966)	(58.9)%
Loans held for sale	4,991	12,917	(7,926)	(61.4)
Debt securities available for sale at fair value	1,234,789	2,288,110	(1,053,321)	(46.0)
Held to maturity securities at amortized cost	1,168,042	—	1,168,042	nm(1)
Loans held for investment, net of unearned income	3,611,152	3,245,012	366,140	11.3
Allowance for credit losses	(52,350)	(48,700)	(3,650)	7.5
Total loans held for investment, net	3,558,802	3,196,312	362,490	11.3
Other assets	392,003	323,959	68,044	21.0
Total assets	$6,442,491	$6,025,128	$417,363	6.9%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,537,441	$5,114,519	$422,922	8.3%
Total borrowings	353,062	336,247	16,815	5.0
Other liabilities	63,156	46,887	16,269	34.7
Total shareholders' equity	488,832	527,475	(38,643)	(7.3)
Total liabilities and shareholders' equity	$6,442,491	$6,025,128	$417,363	6.9%

(1) Percentage change is not meaningful.
Debt Securities
The composition of debt securities available for sale and held to maturity as of the dates indicated was as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Government agencies and corporations	$7,904	0.6%	$266	—%
States and political subdivisions	315,911	25.6	765,742	33.5
Mortgage-backed securities	6,539	0.5	100,626	4.4
Collateralized mortgage obligations	165,375	13.4	768,899	33.6
Corporate debt securities	739,060	59.9	652,577	28.5
Fair value of debt securities available for sale	$1,234,789	100.0%	$2,288,110	100.0%

Held to Maturity
States and political subdivisions	$540,708	46.3	$—	—%
Mortgage-backed securities	84,912	7.3	—	—%
Collateralized mortgage obligations	542,422	46.4	—	—%
Amortized cost of debt securities held to maturity	$1,168,042	100.0%	$—	—%
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
As of June 30, 2022, there were $2.2 million of gross unrealized gains and $77.1 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $74.9 million. As of June 30, 2022 there were no gross unrealized gains and there was $157.4 million of gross unrealized losses in our held to maturity debt securities for a net unrealized loss of $157.4 million.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.

Loans
The composition of our loan portfolio by type of loan was as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$110,263	3.1%	$103,417	3.2%
Commercial and industrial	986,137	27.3	902,314	27.8
Commercial real estate	1,859,940	51.5	1,704,541	52.5
Residential real estate	578,804	16.0	466,322	14.4
Consumer	76,008	2.1	68,418	2.1
Loans held for investment, net of unearned income	$3,611,152	100.0%	$3,245,012	100.0%
Loans held for sale	$4,991		$12,917

As of June 30, 2022, 10 PPP loans totaling $0.4 million, including $0.1 million of unamortized net fees, were outstanding, as compared to 217 PPP loans totaling, $30.8 million, including $0.9 million of unamortized net fees that were outstanding as of December 31, 2021.
Loans held for investment, net of unearned income at June 30, 2022, increased $366.1 million, or 11.3%, from December 31, 2021 to $3.61 billion, driven primarily by the loans acquired in the IOFB acquisition, coupled with growth in the legacy MidWestOne portfolio and increased revolving line of credit utilization, partially offset by PPP loan forgiveness. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio and Note 2. Business Combinations for additional information regarding the IOFB acquired loans.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.1 billion and $1.0 billion as of June 30, 2022 and December 31, 2021, respectively.
Our loan to deposit ratio increased to 65.21% as of June 30, 2022 as compared to 63.45% as of December 31, 2021. The loan to deposit ratio increased when compared to the prior year-end due to the loans acquired in the IOFB acquisition, growth in the legacy MidWestOne portfolio and increased revolving line of credit utilization, which more than offset the increase in total deposits.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans held for investment	$25,978	$31,540
Accruing loans contractually past due 90 days or more	1,359	—
Total nonperforming loans	27,337	31,540
Foreclosed assets, net	284	357
Total nonperforming assets	27,621	31,897

Nonaccrual loans ratio (1)	0.72%	0.97%
Nonperforming loans ratio (2)	0.76%	0.97%
Nonperforming assets ratio (3)	0.43%	0.53%
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
When compared to December 31, 2021, overall asset quality was improved. The nonperforming loans ratio declined 25 basis points from the prior year-end to 0.76%, while the nonperforming assets ratio declined 10 basis points from the prior year-end to 0.43%.
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

Generally, short-term deferral of required payments would not be considered a concession. During the three and six months ended June 30, 2022, the Company classified nine and thirteen loans, respectively, as TDRs, due to the Company granting a concession to a borrower experiencing financial difficulty. The aggregate post-modification outstanding recorded investment of the loans classified as TDRs during three and six months ended June 30, 2022 was $1.4 million and $3.1 million, respectively.
Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Allowance for Credit Losses	% of Total	Allowance for Credit Losses	% of Total
Agricultural	$987	3.1%	$667	3.2%
Commercial and industrial	21,166	27.3%	17,294	27.8%
Commercial real estate	24,399	51.5%	26,120	52.5%
Residential real estate	5,174	16.0%	4,010	14.4%
Consumer	624	2.1%	609	2.1%
Total	$52,350	100.0%	$48,700	100.0%

Allowance for credit losses ratio(1)	1.45%		1.50%
Adjusted allowance for credit losses ratio(2)	1.45%		1.52%
Allowance for credit losses to nonaccrual loans ratio(3)	201.52%		154.41%

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

The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Three Months Ended June 30, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended June 30, 2022
Charge-offs	$(1)	$(330)	$—	$(8)	$(101)	$(440)
Recoveries	1	93	31	4	30	159
Net (charge-offs) recoveries	$—	$(237)	$31	$(4)	$(71)	$(281)

Net (charge-off) recovery ratio(1)	—%	(0.03)%	—%	—%	(0.01)%	(0.03)%

For the Three Months Ended June 30, 2021
Charge-offs	$(113)	$(195)	$(350)	$(71)	$(111)	$(840)
Recoveries	21	314	9	47	43	434
Net (charge-offs) recoveries	$(92)	$119	$(341)	$(24)	$(68)	$(406)

Net (charge-off) recovery ratio(1)	(0.01)%	0.01%	(0.04)%	—%	(0.01)%	(0.05)%

	For the Six Months Ended June 30, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30,
Charge-offs	$(1)	$(563)	$(2,184)	$(38)	$(285)	$(3,071)
Recoveries	8	318	148	20	74	568
Net (charge-offs) recoveries	$7	$(245)	$(2,036)	$(18)	$(211)	$(2,503)

Net (charge-off) recovery ratio(1)	—%	(0.02)%	(0.12)%	—%	(0.01)%	(0.15)%

For the Six Months Ended June 30, 2021
Charge-offs	$(154)	$(861)	$(416)	$(106)	$(306)	$(1,843)
Recoveries	48	606	315	56	96	1,121
Net (charge-offs) recoveries	$(106)	$(255)	$(101)	$(50)	$(210)	$(722)

Net (charge-off) recovery ratio(1)	(0.01)%	(0.02)%	(0.01)%	—%	(0.01)%	(0.04)%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income during the period.
Actual Results: Our ACL as of June 30, 2022 was $52.4 million, which was 1.45% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $48.7 million as of December 31, 2021, which was 1.50% of loans held for investment, net of unearned income. The ACL at June 30, 2022 and December 31, 2021 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA. When adjusted for the impact of PPP loans, the ratio of the ACL as a percentage of loans held for investment, net of unearned income as of June 30, 2022 was 1.45%, a decrease of 7 basis points from the ratio of 1.52% at December 31, 2021 (a non-GAAP financial measure - see "Non-GAAP Financial Measures"). The increase in the ACL reflected $3.1 million of credit loss expense related to the acquired IOFB non-PCD loans, in addition to the initial allowance for credit losses of $3.4 million recorded for the IOFB PCD loans acquired. The liability for off-balance sheet credit exposures totaled $4.5 million, which included $0.2 million of unfunded loan commitments that were established in the IOFB acquisition, as of June 30, 2022 as compared to $4.0 million at December 31, 2021 and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $2.8 million for the six months ended June 30, 2022 as compared to a credit loss benefit related to loans of $6.8 million for the six months ended June 30, 2021. Gross charge-offs for the first six months of 2022 totaled $3.1 million, while there were $0.6 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first six months of 2022 was 0.15% compared to 0.04% for the six months ended June 30, 2021.
Economic Forecast: At June 30, 2022, the economic forecast used by the Company showed the following: (1) Midwest unemployment – decreases over the next two forecasted quarters, with increases in the third and fourth forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next three forecasted quarters, with a decrease in the fourth forecasted quarter; and (6) Rental Vacancy - increases over the next four forecasted quarters.

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
Based on the inherent risk in the loan portfolio, management believed that as of June 30, 2022, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of June 30, 2022		As of December 31, 2021
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$1,114,825	20.1%	$1,005,369	19.6%
Interest checking deposits	1,749,748	31.7	1,619,136	31.6
Money market deposits	1,070,912	19.3	939,523	18.4
Savings deposits	715,829	12.9	628,242	12.3
Total non-maturity deposits	4,651,314	84.0	4,192,270	81.9
Time deposits of $250 and under	547,427	9.9	505,392	9.9
Time deposits of over $250	338,700	6.1	416,857	8.2
Total time deposits	886,127	16.0	922,249	18.1
Total deposits	$5,537,441	100.0%	$5,114,519	100.0%
Deposits increased $422.9 million from December 31, 2021, or 8.3%, reflecting growth from the acquisition of IOFB, partially offset primarily by a reduction in large public time deposits. Approximately 93.9% of our total deposits were considered “core” deposits as of June 30, 2022, compared to 91.8% at December 31, 2021. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and non-reciprocal brokered money market deposits. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits and Note 2. Business Combinations for additional information related to the IOFB deposits acquired.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt for the periods presented.

(dollars in thousands)	June 30, 2022	December 31, 2021
Securities sold under agreements to repurchase	$151,894	$181,368
Federal home loan bank advances	42,000	—
Total short-term borrowings	$193,894	$181,368

Junior subordinated notes issued to capital trusts	42,028	41,940
Subordinated debentures	63,941	63,875
Finance lease payable	872	951
Federal home loan bank borrowings	27,327	48,113
Other long-term debt	25,000	—
Total long-term debt	$159,168	$154,879
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.

Capital Resources
Shareholder's Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company as of or for the periods presented:

	June 30, 2022	December 31, 2021
Total shareholders’ equity to total assets ratio	7.59%	8.75%
Tangible common equity ratio(1)	6.18%	7.49%
Total risk-based capital ratio	11.73%	13.09%
Tier 1 risk-based capital ratio	9.61%	10.83%
Common equity tier 1 risk-based capital ratio	8.82%	9.94%
Tier 1 leverage ratio	8.51%	8.67%
Book value per share	$31.26	$33.66
Tangible book value per share(1)	$25.10	$28.40
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $488.8 million as of June 30, 2022, compared to $527.5 million as of December 31, 2021, a decrease of $38.6 million, or 7.3%, due to a decrease in AOCI that was largely a result of the unrealized loss on available for sale debt securities, which was partially offset by an increase in retained earnings.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of June 30, 2022, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2022 and May 15, 2022 in the aggregate amount of 67,608 and 9,615, respectively. Additionally, during the first six months of 2022, 48,600 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 7,801 shares were surrendered by grantees to satisfy tax requirements, and 526 unvested restricted stock units were forfeited.
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
Generally, the government’s response to the COVID-19 pandemic in the form of fiscal stimulus payments to individuals, coupled with economic uncertainty stemming from the pandemic, has resulted in increased liquidity beginning in 2020 and through the second quarter of 2022.
Cash and cash equivalents are summarized in the table below:

(dollars in thousands)	As of June 30, 2022	As of December 31, 2021
Cash and due from banks	$60,622	$42,949
Interest-bearing deposits	23,242	160,881
Total	$83,864	$203,830
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $44.1 million for the six-months ended June 30, 2022 and $79.3 million for the six-months ended June 30, 2021.
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

	Three Months Ended		Six Months Ended
Return on Average Tangible Equity	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands)
Net income	$12,621	$17,271	$26,516	$38,919
Intangible amortization, net of tax (1)	962	1,006	1,883	2,136
Tangible net income	$13,583	$18,277	$28,399	$41,055

Average shareholders' equity	$499,460	$523,242	$512,085	$519,760
Average intangible assets, net	(84,540)	(85,518)	(83,159)	(86,235)
Average tangible equity	$414,920	$437,724	$428,926	$433,525

Return on average equity	10.14%	13.24%	10.44%	15.10%
Return on average tangible equity (2)	13.13%	16.75%	13.35%	19.10%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	June 30, 2022	December 31, 2021
(Dollars in thousands, except per share data)
Total shareholders’ equity	$488,832	$527,475
Intangible assets, net	(96,351)	(82,362)
Tangible common equity	$392,481	$445,113

Total assets	$6,442,491	$6,025,128
Intangible assets, net	(96,351)	(82,362)
Tangible assets	$6,346,140	$5,942,766

Book value per share	$31.26	$33.66
Tangible book value per share (1)	$25.10	$28.40
Shares outstanding	15,635,131	15,671,147

Equity to assets ratio	7.59%	8.75%
Tangible common equity ratio (2)	6.18%	7.49%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Six Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(dollars in thousands)
Net interest income	$39,725	$38,505	$77,061	$77,122
Tax equivalent adjustments:
Loans (1)	569	519	1,109	1,050
Securities (1)	608	647	1,223	1,295
Net interest income, tax equivalent	$40,902	$39,671	$79,393	$79,467
Loan purchase discount accretion	(528)	(873)	(1,260)	(1,971)
Core net interest income	$40,374	$38,798	$78,133	$77,496

Net interest margin	2.79%	2.80%	2.75%	2.90%
Net interest margin, tax equivalent (2)	2.87%	2.88%	2.83%	2.99%
Core net interest margin (3)	2.83%	2.82%	2.79%	2.91%
Average interest earning assets	$5,718,825	$5,522,427	$5,653,775	$5,361,502

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended		Six Months Ended
Efficiency Ratio	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(dollars in thousands)
Total noninterest expense	$32,082	$28,670	$63,725	$56,370
Amortization of intangibles	(1,283)	(1,341)	(2,510)	(2,848)
Merger-related expenses	(901)	—	(1,029)	—
Noninterest expense used for efficiency ratio	$29,898	$27,329	$60,186	$53,522

Net interest income, tax equivalent(1)	$40,902	$39,671	$79,393	$79,467
Noninterest income	12,347	10,218	23,991	22,042
Investment security gains, net	(395)	(42)	(435)	(69)
Net revenues used for efficiency ratio	$52,854	$49,847	$102,949	$101,440

Efficiency ratio(2)	56.57%	54.83%	58.46%	52.76%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

Adjusted Allowance for Credit Losses Ratio	June 30, 2022	December 31, 2021
(dollars in thousands)
Loans held for investment, net of unearned income	$3,611,152	$3,245,012
PPP loans	(402)	(30,841)
Core loans	$3,610,750	$3,214,171
Allowance for credit losses	$52,350	$48,700

Allowance for credit losses ratio	1.45%	1.50%
Adjusted allowance for credit losses ratio (1)	1.45%	1.52%
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
Net cash inflows from operating activities were $44.1 million in the first six months of 2022, compared with $79.3 million in the first six months of 2021. Net cash outflows from investing activities were $128.2 million in the first six months of 2022, compared to net cash outflows of $276.4 million in the comparable six-month period of 2021. Net cash outflows from financing activities in the first six months of 2022 were $35.9 million, compared with net cash inflows of $177.9 million for the same period of 2021.
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
•Federal Funds Lines
•Federal Reserve Bank Discount Window
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of June 30, 2022, the Bank maintains several unsecured federal funds lines totaling $155.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window - The Federal Reserve Bank Discount Window is another source of liquidity, particularly during periods of economic uncertainty or stress. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2022, the Bank had municipal securities with an approximate market value of $42.6 million pledged for liquidity purposes, and had a borrowing capacity of $39.2 million. There were no outstanding borrowings through the FRB Discount Window at June 30, 2022.
FHLB Borrowings - FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of June 30, 2022, the Bank had $27.3 million in outstanding FHLB borrowings, leaving $472.0 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company did not hold any brokered deposits at June 30, 2022.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At June 30, 2022, the Company had $4.3 million of reciprocal time deposits through the CDARS program and $42.4 million of reciprocal non-maturity deposits through the ICS program that qualified for the brokered deposit exemption.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2022.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points (the effects of which were not meaningful as of December 31, 2021 in the low interest rate environment):

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2022
Dollar change	$(4,485)	$321	$(3,290)	$(7,304)
Percent change	(2.7)%	0.2%	(2.0)%	(4.4)%
December 31, 2021
Dollar change	N/A	N/A	$(996)	$(2,237)
Percent change	N/A	N/A	(0.7)%	(1.5)%
As of June 30, 2022, 27.5% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 51.7% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Senior Executive Vice President and Chief Financial Officer, and the Senior Vice President, Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Senior Executive Vice President and Chief Financial Officer, and the Senior Vice President, Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Senior Executive Vice President and Chief Financial Officer, and the Senior Vice President, Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 - 30, 2022	7,662	$31.46	7,662	$5,169,789
May 1 - 31, 2022	32,116	29.26	31,897	4,236,416
June 1 - 30, 2022	25,908	29.64	25,756	3,472,848
Total	65,686	$29.67	65,315	$3,472,848

(1) Common shares repurchased by the Company during the three months ended June 30, 2022 totaled 65,315 shares repurchased under the share repurchase program, as well as 371 shares surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On June 22, 2021, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. This new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. Since June 23, 2021 and through June 30, 2022, the Company repurchased 388,782 shares of common stock for approximately $11.5 million, leaving $3.5 million available to be repurchased.
Pursuant to the Company’s share repurchase program approved on June 22, 2021, the Company has purchased 14,586 shares of common stock subsequent to June 30, 2022 and through August 2, 2022 for a total cost of $0.4 million inclusive of transaction costs, leaving $3.0 million available to be repurchased.

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws, as Amended of MidWestOne Financial Group, Inc. as of January 25, 2022	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 27, 2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 4, 2022	By:	/s/ CHARLES N. FUNK
Charles N. Funk
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)