Form 10-Q
period 2022-09-30
MidWestOne Financial Group, Inc.
filed 2022-11-03
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 1, 2022, there were 15,623,530 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FHLBC	Federal Home Loan Bank of Chicago
AFS	Available for Sale	FHLBDM	Federal Home Loan Bank of Des Moines
AOCI	Accumulated Other Comprehensive Income	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNBF	First National Bank in Fairfield
ASU	Accounting Standards Update	FNBM	First National Bank of Muscatine
ATM	Automated Teller Machine	FNMA	Federal National Mortgage Association
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FRB	Board of Governors of the Federal Reserve System
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	U.S. Generally Accepted Accounting Principles
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act of 1999
CAA	Consolidated Appropriations Act, 2021	GNMA	Government National Mortgage Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	IOFB	Iowa First Bancshares Corp.
CECL	Current Expected Credit Loss	LIBOR	The London Inter-bank Offered Rate
CMO	Collateralized Mortgage Obligations	MBS	Mortgage-Backed Securities
COVID-19	Coronavirus Disease 2019	PCD	Purchase Credit Deteriorated
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	ROU	Right-of-Use
DCF	Discounted Cash Flows	RPA	Credit Risk Participation Agreement
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$77,513	$42,949
Interest earning deposits in banks	1,001	160,881
Total cash and cash equivalents	78,514	203,830
Debt securities available for sale at fair value	1,153,304	2,288,110
Held to maturity securities at amortized cost	1,146,583	—
Total securities	2,299,887	2,288,110
Loans held for sale	2,320	12,917
Gross loans held for investment	3,761,664	3,252,194
Unearned income, net	(15,375)	(7,182)
Loans held for investment, net of unearned income	3,746,289	3,245,012
Allowance for credit losses	(52,100)	(48,700)
Total loans held for investment, net	3,694,189	3,196,312
Premises and equipment, net	87,732	83,492
Goodwill	62,477	62,477
Other intangible assets, net	32,086	19,885
Foreclosed assets, net	103	357
Other assets	233,753	157,748
Total assets	$6,491,061	$6,025,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing deposits	$1,139,694	$1,005,369
Interest-bearing deposits	4,337,088	4,109,150
Total deposits	5,476,782	5,114,519
Short-term borrowings	304,536	181,368
Long-term debt	154,190	154,879
Other liabilities	83,324	46,887
Total liabilities	6,018,832	5,497,653

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,622,825 and 15,671,147	16,581	16,581
Additional paid-in capital	301,418	300,940
Retained earnings	276,998	243,365
Treasury stock at cost, 958,192 and 909,870 shares	(26,145)	(24,546)
Accumulated other comprehensive loss	(96,623)	(8,865)
Total shareholders' equity	472,229	527,475
Total liabilities and shareholders' equity	$6,491,061	$6,025,128
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands, except per share amounts)	2022	2021	2022	2021
Interest income
Loans, including fees	$40,451	$36,115	$104,515	$107,393
Taxable investment securities	10,635	6,655	28,334	18,231
Tax-exempt investment securities	2,326	2,428	7,076	7,532
Other	9	21	77	54
Total interest income	53,421	45,219	140,002	133,210
Interest expense
Deposits	5,035	3,150	11,118	10,167
Short-term borrowings	767	132	1,115	421
Long-term debt	1,886	1,597	4,975	5,160
Total interest expense	7,688	4,879	17,208	15,748
Net interest income	45,733	40,340	122,794	117,462
Credit loss expense (benefit)	638	(1,080)	3,920	(7,958)
Net interest income after credit loss expense (benefit)	45,095	41,420	118,874	125,420
Noninterest income
Investment services and trust activities	2,876	2,915	8,557	8,560
Service charges and fees	2,075	1,613	5,449	4,575
Card revenue	1,898	1,820	5,426	5,269
Loan revenue	1,722	1,935	9,538	9,816
Bank-owned life insurance	579	532	1,668	1,612
Investment securities gains, net	(163)	36	272	105
Other	3,601	331	5,669	1,287
Total noninterest income	12,588	9,182	36,579	31,224
Noninterest expense
Compensation and employee benefits	20,046	17,350	57,665	51,671
Occupancy expense of premises, net	2,577	2,547	7,609	7,063
Equipment	2,358	1,973	6,366	5,627
Legal and professional	2,012	1,272	6,800	3,430
Data processing	1,731	1,406	4,199	4,005
Marketing	1,139	1,022	3,325	2,901
Amortization of intangibles	1,789	1,264	4,299	4,112
FDIC insurance	415	435	1,255	1,192
Communications	302	275	840	1,055
Foreclosed assets, net	42	43	(66)	226
Other	2,212	2,191	6,056	4,866
Total noninterest expense	34,623	29,778	98,348	86,148
Income before income tax expense	23,060	20,824	57,105	70,496
Income tax expense	4,743	4,513	12,272	15,266
Net income	$18,317	$16,311	$44,833	$55,230

Per common share information
Earnings - basic	$1.17	$1.03	$2.86	$3.47
Earnings - diluted	$1.17	$1.03	$2.86	$3.46
Dividends paid	$0.2375	$0.2250	$0.7125	$0.6750
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands)	2022	2021	2022	2021
Net income	$18,317	$16,311	$44,833	$55,230

Other comprehensive loss, net of tax:
Unrealized loss from available for sale debt securities:
Unrealized net holding loss on debt securities available for sale arising during the period	(42,935)	(8,591)	(121,179)	(28,501)
Reclassification adjustment for losses (gains) included in net income	163	(36)	(272)	(105)
Income tax benefit	10,823	2,251	31,358	7,466
Unrealized net loss on available for sale debt securities, net of reclassification adjustments	(31,949)	(6,376)	(90,093)	(21,140)
Reclassification of available for sale debt securities to held to maturity:
Amortization of the net unrealized loss from the reclassification of available for sale debt securities to held to maturity	746	—	3,152	—
Income tax expense	(189)	—	(817)	—
Amortization of net unrealized loss from the reclassification of available for sale debt securities to held to maturity, net	557	—	2,335	—
Other comprehensive loss, net of tax	(31,392)	(6,376)	(87,758)	(21,140)
Comprehensive (loss) income	$(13,075)	$9,935	$(42,925)	$34,090
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended September 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	$16,581	$299,888	$219,884	$(15,888)	$9,828	$530,293
Net Income	—	—	16,311	—	—	16,311
Other comprehensive loss	—	—	—	—	(6,376)	(6,376)
Release/lapse of restriction on RSUs (1,260 shares, net)	—	(32)	(1)	33	—	—
Repurchase of common stock (235,277 shares)	—	—	—	(6,880)	—	(6,880)
Share-based compensation	—	471	—	—	—	471
Dividends paid on common stock ($0.2250 per share)	—	—	(3,555)	—	—	(3,555)
Balance at September 30, 2021	$16,581	$300,327	$232,639	$(22,735)	$3,452	$530,264

Balance at June 30, 2022	$16,581	$300,859	$262,395	$(25,772)	$(65,231)	$488,832
Net Income	—	—	18,317	—	—	18,317
Other comprehensive loss	—	—	—	—	(31,392)	(31,392)
Release/lapse of restriction on RSUs (2,280 shares, net)	—	(81)	(4)	58	—	(27)
Repurchase of common stock (14,586 shares)	—	—	—	(431)	—	(431)
Share-based compensation	—	640	—	—	—	640
Dividends paid on common stock ($0.2375 per share)	—	—	(3,710)	—	—	(3,710)
Balance at September 30, 2022	$16,581	$301,418	$276,998	$(26,145)	$(96,623)	$472,229

Nine Months Ended September 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	$515,250
Net income	—	—	55,230	—	—	55,230
Other comprehensive loss	—	—	—	—	(21,140)	(21,140)
Release/lapse of restriction on RSUs (49,311 shares, net)	—	(1,332)	(29)	1,243	—	(118)
Repurchase of common stock (336,640 shares)	—	—	—	(9,727)	—	(9,727)
Share-based compensation	—	1,522	—	—	—	1,522
Dividends paid on common stock ($0.6750 per share)	—	—	(10,753)	—	—	(10,753)
Balance at September 30, 2021	$16,581	$300,327	$232,639	$(22,735)	$3,452	$530,264

Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	$527,475
Net income	—	—	44,833	—	—	44,833
Other comprehensive loss	—	—	—	—	(87,758)	(87,758)
Release/lapse of restriction on RSUs (43,079 shares, net)	—	(1,359)	(42)	1,131	—	(270)
Repurchase of common stock (91,401 shares)	—	—	—	(2,730)	—	(2,730)
Share-based compensation	—	1,837	—	—	—	1,837
Dividends paid on common stock ($0.7125 per share)	—	—	(11,158)	—	—	(11,158)
Balance at September 30, 2022	$16,581	$301,418	$276,998	$(26,145)	$(96,623)	$472,229

MIDWESTONE FINANCIAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2022	2021
Cash flows from operating activities:
Net income	$44,833	$55,230
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit)	3,920	(7,958)
Depreciation, amortization, and accretion	7,511	71
Net change in premises and equipment due to writedown or sale	500	295
Share-based compensation	1,837	1,522
Net gain on sale or call of debt securities available for sale	(272)	(105)
Net change in foreclosed assets due to writedown or sale	(71)	163
Net gain on sale of loans held for sale	(1,705)	(6,696)
Origination of loans held for sale	(81,490)	(236,326)
Proceeds from sales of loans held for sale	93,792	244,299
Increase in cash surrender value of bank-owned life insurance	(1,668)	(1,339)
Decrease in deferred income taxes, net	4,082	2,013
Bargain purchase gain	(1,257)	—
Change in:
Other assets	(34,484)	7,514
Other liabilities	36,791	(11,494)
Net cash provided by operating activities	$72,319	$47,189
Cash flows from investing activities:
Purchases of equity securities	$(1,250)	$—
Proceeds from sales of debt securities available for sale	129,823	42,193
Proceeds from maturities and calls of debt securities available for sale	133,018	304,443
Purchases of debt securities available for sale	(386,278)	(856,739)
Proceeds from maturities and calls of debt securities held to maturity	108,180	—
Net (increase) decrease in loans held for investment	(215,738)	225,479
Purchases of premises and equipment	(1,980)	(1,477)
Proceeds from sale of foreclosed assets	345	1,983
Proceeds from sale of premises and equipment	23	16
Net cash acquired in business acquisition	31,375	—
Net cash used in investing activities	$(202,482)	$(284,102)
Cash flows from financing activities:
Net (decrease) increase in:
Deposits	$(101,501)	$410,598
Short-term borrowings	121,627	(43,281)
Payments of subordinated debt issuance costs	—	(9)
Redemption of subordinated debentures	—	(10,835)
Payments on finance lease liability	(121)	(107)
Payments of Federal Home Loan Bank borrowings	(21,000)	(43,000)
Proceeds from other long-term debt	25,000	—
Payments of other long-term debt	(5,000)	—
Taxes paid relating to the release/lapse of restriction on RSUs	(270)	(118)
Dividends paid	(11,158)	(10,753)
Repurchase of common stock	(2,730)	(9,727)
Net cash provided by financing activities	$4,847	$292,768
Net (decrease) increase in cash and cash equivalents	$(125,316)	$55,855
Cash and cash equivalents:
Beginning of Period	203,830	82,659
Ending balance	$78,514	$138,514

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,628	$17,500
Cash paid during the period for income taxes	8,229	14,300
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$20	$284
Investment securities purchased but not settled	—	1,835
Transfer of premises and equipment to assets held for sale	1,349	—
Transfer of debt securities available for sale to debt securities held to maturity	1,253,179	—
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$119,820	$—
Total loans held for investment, net	281,326	—
Premises and equipment	7,363	—
Core deposit intangible	16,500	—
Bank-owned life insurance	7,862	—
Other assets	3,766	—
Total non-cash assets acquired	$436,637	$—
Liabilities assumed:
Deposits	$463,638	$—
Short-term borrowings	1,541	—
FHLB borrowings	250	—
Other liabilities	1,326	—
Total liabilities assumed	$466,755	$—
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the nine months ended September 30, 2022 may not be indicative of results for the year ending December 31, 2022, or for any other period.

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

Accounting Guidance Pending Adoption at September 30, 2022

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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the June 9, 2022 acquisition date net of any applicable tax effects using a methodology similar to the Company's legacy assets and liabilities (refer to Note 14. Fair Value of Financial Instruments and Fair Value Measurements for additional information regarding the fair value methodology). Initial accounting for the assets acquired and liabilities assumed was incomplete at September 30, 2022. Thus, such amounts recognized in the financial statements have been determined to be provisional. The bargain purchase gain, which is recorded in 'Other' noninterest income, was generated as a result of the estimated fair value of identifiable net assets acquired exceeding the merger consideration, based on provisional fair values. The revenue and earnings amount specific to IOFB since the acquisition date that are included in the consolidated results for the three and nine months ended September 30, 2022 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed, including the fair value purchase accounting adjustments that were recorded in the third quarter of 2022, as the accounting for the assets acquired and liabilities assumed was incomplete.

(in thousands)	June 9, 2022
	As Reported at June 30, 2022	Fair Value Adjustments	As Reported at September 30, 2022
Merger consideration
Cash consideration	46,672	—	46,672
Identifiable net assets acquired, at fair value
Assets acquired
Cash and due from banks	10,192	—	10,192
Interest earning deposits in banks	67,855	—	67,855
Debt securities	119,230	590	119,820
Loans held for investment	281,470	(143)	281,326
Premises and equipment	7,363	—	7,363
Core deposit intangible	16,500	—	16,500
Other assets	12,218	(590)	11,628
Total assets acquired	514,828	(143)	514,684
Liabilities assumed
Deposits	(463,638)	—	(463,638)
Other liabilities	(3,117)	—	(3,117)
Total liabilities assumed	(466,755)	—	(466,755)
Identifiable net assets acquired, at fair value	48,073		47,929
Bargain Purchase Gain	1,401	(143)	1,257

Of the $281.3 million net loans acquired, $11.0 million exhibited credit deterioration on the date of purchase. The following table provides a summary of these PCD loans at acquisition:

(in thousands)	June 9, 2022
Par value of PCD loans acquired	$15,396
PCD ACL at acquisition	(3,371)
Non-credit discount on PCD loans	(1,005)
Purchase price of PCD loans	$11,020
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and nine months ended September 30, 2022 and 2021. This unaudited, estimated pro forma information was calculated as if IOFB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of IOFB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, MidWestOne expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Total revenues	$55,954	$56,205	$165,053	$165,616
Net Income	$17,111	$17,723	$46,663	$55,356
EPS - basic	$1.10	$1.12	$2.98	$3.47
EPS - diluted	$1.09	$1.12	$2.97	$3.47

The following table summarizes the IOFB acquisition-related expenses, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Noninterest Expense
Compensation and employee benefits	$132	$—	$282	$—
Occupancy expense of premises, net	—	—	1	—
Equipment	14	—	25	—
Legal and professional	193	—	894	—
Data processing	304	—	380	—
Marketing	90	—	162	—
Communications	—	—	3	—
Other	30	—	45	—
Total IOFB acquisition-related expenses	$763	$—	$1,792	$—

3.    Debt Securities
On January 1, 2022, the Company transferred, at fair value, $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and securities issued by state and political subdivisions from the available for sale classification to the held to maturity classification. The net unrealized after tax loss of $11.5 million associated with those re-classified securities remained in accumulated other comprehensive loss and will be amortized over the remaining life of the securities. At September 30, 2022, there was $9.1 million of net unrealized after tax loss remaining in accumulated other comprehensive loss. No gains or losses were recognized in earnings at the time of the transfer.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities for the periods indicated. There were no held to maturity debt securities as of December 31, 2021.

	As of September 30, 2022
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
U.S. Government agencies and corporations	$7,560	$—	$221	$—	$7,339
State and political subdivisions	307,415	4	23,906	—	283,513
Mortgage-backed securities	6,320	9	246	—	6,083
Collateralized mortgage obligations	177,474	—	24,386	—	153,088
Corporate debt securities	772,241	262	69,222	—	703,281
Total available for sale debt securities	$1,271,010	$275	$117,981	$—	$1,153,304

Held to Maturity
State and political subdivisions	$540,221	$—	$106,460	$—	$433,761
Mortgage-backed securities	82,858	—	14,118	—	68,740
Collateralized mortgage obligations	523,504	—	100,434	—	423,070
Total held to maturity debt securities	$1,146,583	$—	$221,012	$—	$925,571
(1) Amortized cost for the held to maturity securities includes $0.3 million of unamortized gain in state and political subdivisions, $29 thousand of unamortized losses in mortgage-backed securities and $12.6 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

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

Investment securities with a fair value of $649.6 million and $582.2 million at September 30, 2022 and December 31, 2021, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At September 30, 2022 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $7.9 million and $3.8 million, respectively. At December 31, 2021 the accrued interest receivable on available for sale debt securities totaled $9.5 million. There was no accrued interest receivable on held to maturity debt securities at December 31, 2021.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at September 30, 2022, aggregated by investment category and length of time in a continuous loss position:

		As of September 30, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	8	$7,339	$221	$—	$—	$7,339	$221
State and political subdivisions	421	266,471	21,464	11,000	2,442	277,471	23,906
Mortgage-backed securities	25	5,503	245	46	1	5,549	246
Collateralized mortgage obligations	20	82,403	6,497	70,685	17,889	153,088	24,386
Corporate debt securities	158	533,326	48,999	123,017	20,223	656,343	69,222
Total	632	$895,042	$77,426	$204,748	$40,555	$1,099,790	$117,981

As of September 30, 2022, 8 U.S. Government agencies and corporations securities with total unrealized losses of $0.2 million were held by the Company. Management considered the implied U.S. government guarantee of these agency and corporation securities. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2022, 421 state and political subdivisions securities with total unrealized losses of $23.9 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2022, 25 mortgage-backed securities and 20 collateralized mortgage obligations with unrealized losses totaling $24.6 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2022, 158 corporate debt securities with total unrealized losses of $69.2 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
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

The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of September 30, 2022. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.
Proceeds and gross realized gains and losses on debt securities available for sale for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Proceeds from sales of debt securities available for sale	$17,570	$782	$129,823	$42,193

Gross realized gains from sales of debt securities available for sale	—	32	—	856
Gross realized losses from sales of debt securities available for sale	(167)	—	(167)	(791)
Net realized gain from sales of debt securities available for sale(1)	$(167)	$32	$(167)	$65

(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call or maturity of debt securities of $4 thousand and $439 thousand for the three and nine months ended September 30, 2022, respectively, and $4 thousand and $40 thousand for the three and nine months ended September 30, 2021, respectively.

The contractual maturity distribution of investment debt securities at September 30, 2022, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$60,695	$60,639	$5,423	$5,332
Due after one year through five years	717,493	658,337	88,646	78,298
Due after five years through ten years	262,787	235,708	212,757	175,456
Due after ten years	46,241	39,449	233,395	174,675
	$1,087,216	$994,133	$540,221	$433,761
Mortgage-backed securities	6,320	6,083	82,858	68,740
Collateralized mortgage obligations	177,474	153,088	523,504	423,070
Total	$1,271,010	$1,153,304	$1,146,583	$925,571

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Agricultural	$116,229	$103,417
Commercial and industrial	1,041,662	902,314
Commercial real estate:
Construction & development	276,941	172,160
Farmland	183,581	144,673
Multifamily	222,592	244,503
Commercial real estate-other	1,226,983	1,143,205
Total commercial real estate	1,910,097	1,704,541
Residential real estate:
One- to four- family first liens	446,373	333,308
One- to four- family junior liens	157,276	133,014
Total residential real estate	603,649	466,322
Consumer	74,652	68,418
Loans held for investment, net of unearned income	3,746,289	3,245,012
Allowance for credit losses	(52,100)	(48,700)
Total loans held for investment, net	$3,694,189	$3,196,312

Loans with unpaid principal in the amount of $843.9 million and $816.0 million at September 30, 2022 and December 31, 2021, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
September 30, 2022
Agricultural	$115,372	$150	$34	$673	$116,229	$—
Commercial and industrial	1,037,526	536	193	3,407	1,041,662	—
Commercial real estate:
Construction and development	276,918	—	23	—	276,941	—
Farmland	182,171	268	—	1,142	183,581	—
Multifamily	221,204	12	—	1,376	222,592	—
Commercial real estate-other	1,217,329	5,534	180	3,940	1,226,983	—
Total commercial real estate	1,897,622	5,814	203	6,458	1,910,097	—
Residential real estate:
One- to four- family first liens	440,206	3,684	353	2,130	446,373	936
One- to four- family junior liens	156,074	253	56	893	157,276	—
Total residential real estate	596,280	3,937	409	3,023	603,649	936
Consumer	74,443	117	67	25	74,652	—
Total	$3,721,243	$10,554	$906	$13,586	$3,746,289	$936

December 31, 2021
Agricultural	$102,352	$244	$—	$821	$103,417	$—
Commercial and industrial	899,423	529	134	2,228	902,314	—
Commercial real estate:
Construction and development	171,169	396	—	595	172,160	—
Farmland	141,814	116	—	2,743	144,673	—
Multifamily	243,117	—	1,386	—	244,503	—
Commercial real estate-other	1,129,073	8,417	306	5,409	1,143,205	—
Total commercial real estate	1,685,173	8,929	1,692	8,747	1,704,541	—
Residential real estate:
One- to four- family first liens	330,992	1,057	1,057	202	333,308	—
One- to four- family junior liens	132,392	261	135	226	133,014	—
Total residential real estate	463,384	1,318	1,192	428	466,322	—
Consumer	68,326	66	14	12	68,418	—
Total	$3,218,658	$11,086	$3,032	$12,236	$3,245,012	$—

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Agricultural	$1,089	$2,090	$794	$1,341	$—	$—
Commercial and industrial	4,545	3,803	408	1,341	—	—
Commercial real estate:
Construction and development	—	595	—	595	—	—
Farmland	3,674	5,499	3,385	4,156	—	—
Multifamily	2,308	987	1,676	323	—	—
Commercial real estate-other	10,019	16,544	8,487	1,063	—	—
Total commercial real estate	16,001	23,625	13,548	6,137	—	—
Residential real estate:
One- to four- family first liens	2,105	1,275	624	345	936	—
One- to four- family junior liens	1,201	713	—	—	—	—
Total residential real estate	3,306	1,988	624	345	936	—
Consumer	86	34	—	—	—	—
Total	$25,027	$31,540	$15,374	$9,164	$936	$—
The interest income recognized on loans that were on nonaccrual for the three months ended September 30, 2022 and September 30, 2021 was $70 thousand and $268 thousand, respectively. The interest income recognized on loans that were on nonaccrual for the nine months ended September 30, 2022 and September 30, 2021 was $345 thousand and $446 thousand, respectively.

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

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of September 30, 2022. As of September 30, 2022, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
September 30, 2022 (in thousands)	2022	2021	2020	2019	2018	Prior		Total
Agricultural
Pass	$16,714	$14,661	$5,835	$3,097	$1,036	$1,142	$63,727	$106,212
Special mention / watch	241	905	139	163	—	607	2,419	4,474
Substandard	298	649	774	118	191	310	3,203	5,543
Doubtful	—	—	—	—	—	—	—	—
Total	$17,253	$16,215	$6,748	$3,378	$1,227	$2,059	$69,349	$116,229
Commercial and industrial
Pass	$228,482	$238,257	$160,159	$52,391	$29,047	$121,704	$167,813	$997,853
Special mention / watch	3,338	3,512	2,846	391	3,065	17,829	1,469	32,450
Substandard	568	83	2,426	1,029	1,048	3,591	2,614	11,359
Doubtful	—	—	—	—	—	—	—	—
Total	$232,388	$241,852	$165,431	$53,811	$33,160	$143,124	$171,896	$1,041,662
CRE - Construction and development
Pass	$108,284	$109,184	$37,144	$2,218	$1,483	$1,853	$15,031	$275,197
Special mention / watch	38	505	—	—	—	—	—	543
Substandard	1,194	—	—	—	—	7	—	1,201
Doubtful	—	—	—	—	—	—	—	—
Total	$109,516	$109,689	$37,144	$2,218	$1,483	$1,860	$15,031	$276,941
CRE - Farmland
Pass	$43,681	$53,774	$30,467	$8,911	$8,549	$14,414	$3,145	$162,941
Special mention / watch	2,831	2,259	1,524	—	615	84	2,335	9,648
Substandard	335	1,991	2,634	2,462	1,542	2,028	—	10,992
Doubtful	—	—	—	—	—	—	—	—
Total	$46,847	$58,024	$34,625	$11,373	$10,706	$16,526	$5,480	$183,581
CRE - Multifamily
Pass	$23,929	$66,582	$87,045	$17,281	$2,577	$6,039	$1,369	$204,822
Special mention / watch	—	—	—	206	5,957	1,201	—	7,364
Substandard	300	8,395	1,711	—	—	—	—	10,406
Doubtful	—	—	—	—	—	—	—	—
Total	$24,229	$74,977	$88,756	$17,487	$8,534	$7,240	$1,369	$222,592
CRE - other
Pass	$245,620	$316,315	$319,946	$79,653	$32,736	$82,887	$52,542	$1,129,699
Special mention / watch	9,326	2,649	6,052	4,231	10,314	13,769	435	46,776
Substandard	610	1,080	22,733	19,472	1,738	4,778	97	50,508
Doubtful	—	—	—	—	—	—	—	—
Total	$255,556	$320,044	$348,731	$103,356	$44,788	$101,434	$53,074	$1,226,983
RRE - One- to four- family first liens
Performing	$122,746	$107,385	$65,596	$27,284	$24,040	$84,019	$12,262	$443,332
Nonperforming	—	103	5	42	302	2,589	—	3,041
Total	$122,746	$107,488	$65,601	$27,326	$24,342	$86,608	$12,262	$446,373
RRE - One- to four- family junior liens
Performing	$29,804	$24,315	$9,618	$3,111	$4,067	$6,830	$78,329	$156,074
Nonperforming	—	24	—	204	757	117	100	1,202
Total	$29,804	$24,339	$9,618	$3,315	$4,824	$6,947	$78,429	$157,276
Consumer
Performing	$25,966	$22,714	$9,384	$4,126	$2,101	$6,462	$3,812	$74,565
Nonperforming	—	—	60	12	8	7	—	87
Total	$25,966	$22,714	$9,444	$4,138	$2,109	$6,469	$3,812	$74,652

Total by Credit Quality Indicator Category
Pass	$666,710	$798,773	$640,596	$163,551	$75,428	$228,039	$303,627	$2,876,724
Special mention / watch	15,774	9,830	10,561	4,991	19,951	33,490	6,658	101,255
Substandard	3,305	12,198	30,278	23,081	4,519	10,714	5,914	90,009
Doubtful	—	—	—	—	—	—	—	—
Performing	178,516	154,414	84,598	34,521	30,208	97,311	94,403	673,971
Nonperforming	—	127	65	258	1,067	2,713	100	4,330
Total	$864,305	$975,342	$766,098	$226,402	$131,173	$372,267	$410,702	$3,746,289

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

Allowance for Credit Losses
At September 30, 2022, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - decline in the first forecasted quarter, with increases in the next three forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next two forecasted quarters, with a decline in the third and fourth forecasted quarter; and (6) Rental Vacancy - increases over the next four forecasted quarters. The increase in the ACL between the nine months ended September 30, 2021 and the nine months ended September 30, 2022 is primarily driven by the initial allowance for credit losses of $3.4 million recorded for the PCD loans acquired, as well as $3.1 million related to the acquired non-PCD loans, coupled with the additional reserve taken to support loan growth. Net loan charge-offs were $0.6 million for the three-months ended September 30, 2022 as compared to net loan recoveries of $0.9 million for the three-months ended September 30, 2021. Net loan charge-offs were $3.1 million for the nine months ended September 30, 2022 as compared to net loan recoveries of $0.2 million for the nine months ended September 30, 2021.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $14.5 million at September 30, 2022 and $10.4 million at December 31, 2021 and is excluded from the estimate of credit losses. The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended September 30, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended September 30, 2022
Beginning balance	$987	$21,166	$24,399	$5,174	$624	$52,350
Charge-offs	(248)	(280)	(135)	(52)	(255)	(970)
Recoveries	1	295	6	48	32	382
Credit loss expense (benefit)(1)	241	3,075	(3,322)	138	206	338
Ending balance	$981	$24,256	$20,948	$5,308	$607	$52,100

For the Three Months Ended September 30, 2021
Beginning balance	$1,013	$13,787	$28,516	$4,076	$608	$48,000
Charge-offs	(16)	(24)	(37)	(1)	(156)	(234)
Recoveries	19	954	76	25	40	1,114
Credit loss expense (benefit) (1)	44	1,058	(2,226)	5	139	(980)
Ending balance	$1,060	$15,775	$26,329	$4,105	$631	$47,900
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense (benefit) of $0.3 million and $(0.1) million related to off-balance sheet credit exposures for the three months ended September 30, 2022 and September 30, 2021, respectively.

	For the Nine Months Ended September 30, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30, 2022
Beginning balance	$667	$17,294	$26,120	$4,010	$609	$48,700
PCD allowance established in acquisition	512	1,473	1,227	159	—	$3,371
Charge-offs	(249)	(843)	(2,319)	(90)	(540)	(4,041)
Recoveries	9	613	154	68	106	950
Credit loss expense (benefit)(1)	42	5,719	(4,234)	1,161	432	3,120
Ending balance	$981	$24,256	$20,948	$5,308	$607	$52,100

For the Nine Months Ended September 30, 2021
Beginning balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
Charge-offs	(170)	(885)	(453)	(107)	(462)	(2,077)
Recoveries	67	1,560	391	81	136	2,235
Credit loss (benefit) expense(1)	(183)	(589)	(6,249)	(751)	14	(7,758)
Ending balance	$1,060	$15,775	$26,329	$4,105	$631	$47,900
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense (benefit) of $0.8 million and $(0.2) million related to off-balance sheet credit exposures for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of September 30, 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$3,239	$3,978	$24,509	$1,898	$—	$33,624
Collectively evaluated for impairment	112,990	1,037,684	1,885,588	601,751	74,652	3,712,665
Total	$116,229	$1,041,662	$1,910,097	$603,649	$74,652	$3,746,289
Allowance for credit losses:
Individually evaluated for impairment	$483	$1,998	$1,368	$244	$—	$4,093
Collectively evaluated for impairment	498	22,258	19,580	5,064	607	48,007
Total	$981	$24,256	$20,948	$5,308	$607	$52,100

	As of December 31, 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$1,341	$3,005	$23,118	$570	$—	$28,034
Collectively evaluated for impairment	102,076	899,309	1,681,423	465,752	68,418	3,216,978
Total	$103,417	$902,314	$1,704,541	$466,322	$68,418	$3,245,012
Allowance for credit losses:
Individually evaluated for impairment	$—	$681	$2,193	$224	$—	$3,098
Collectively evaluated for impairment	667	16,613	23,927	3,786	609	45,602
Total	$667	$17,294	$26,120	$4,010	$609	$48,700
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of September 30, 2022
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$581	$2,658	$—	$3,239	$483
Commercial and industrial	1,410	1,819	749	3,978	1,998
Commercial real estate:
Construction and development	905	—	—	905	268
Farmland	6,197	—	—	6,197	—
Multifamily	2,308	—	—	2,308	356
Commercial real estate-other	14,824	—	275	15,099	744
Residential real estate:
One- to four- family first liens	1,177	—	—	1,177	64
One- to four- family junior liens	—	—	721	721	180
Consumer	—	—	—	—	—
Total	$27,402	$4,477	$1,745	$33,624	$4,093

	As of December 31, 2021
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$916	$425	$—	$1,341	$—
Commercial and industrial	408	374	2,223	3,005	681
Commercial real estate:
Construction and development	595	—	—	595	—
Farmland	5,185	—	—	5,185	22
Multifamily	987	—	—	987	387
Commercial real estate-other	16,130	—	221	16,351	1,784
Residential real estate:
One- to four- family first liens	410	—	—	410	64
One- to four- family junior liens	—	—	160	160	160
Consumer	—	—	—	—	—
Total	$24,631	$799	$2,604	$28,034	$3,098

Troubled Debt Restructurings
TDRs totaled $9.1 million and $20.0 million as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, the Company had $9 thousand of commitments to lend additional funds to borrowers with loans classified as TDR.
The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	Three Months Ended September 30,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
Commercial real estate-other	3	$894	$894	2	$9,717	$9,623
Total	3	$894	$894	2	$9,717	$9,623

	Nine Months Ended September 30,
	2022			2021
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Farmland	—	$—	$—	2	$1,982	$1,982
One- to four- family first liens	—	—	—	1	171	171

CONCESSION - Extended maturity date
Agricultural	1	12	12	—	—	—
Commercial and industrial	4	512	502	—	—	—
Farmland	4	988	888	—	—	—
Commercial real estate-other	3	894	894	2	9,717	9,623
One- to four- family first liens	—	—	—	2	178	178

CONCESSION - Other
Agricultural	1	140	140	—	—	—
Farmland	3	1,529	1,529	—	—	—
Commercial real estate-other	—	—	—	1	44	44
One- to four- family first liens	—	—	—	1	150	150
Total	16	$4,075	$3,965	9	$12,242	$12,148

Loans by class of financing receivable modified as TDRs that redefaulted within 12 months subsequent to restructure during the stated periods were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
CONCESSION - Extended maturity date
Commercial and industrial	—	$—	—	$—	1	$403	—	$—
Farmland	—	—	—	—	3	490	—	—
Commercial real estate-other	2	432	—	—	3	7,820	—	—
Total	2	$432	—	$—	7	$8,713	—	$—

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

The fair values of the Company's derivative instrument assets and liabilities are summarized as follows:

	As of September 30, 2022			As of December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$24,217	$2,690	$—	$24,802	$424	$1,400
Total	$24,217	$2,690	$—	$24,802	$424	$1,400

Not designated as hedging instruments:
Interest rate swaps	$332,073	$22,093	$22,095	$356,636	$5,352	$5,363
RPAs - protection sold	4,040	—	—	4,229	—	—
RPAs - protection purchased	9,474	—	—	9,629	—	2
Interest rate lock commitments	3,685	—	37	17,438	330	—
Interest rate forward loan sales contracts	4,450	87	—	22,710	—	(24)
Total	$353,722	$22,180	$22,132	$410,642	$5,682	$5,341

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
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value Hedging Relationships
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value hedges are recorded	$24	$—	$(110)	$—	$(147)	$—	$(329)	$—

Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	(1,149)	—	(199)	—	(3,665)	—	(1,254)	—
Derivative designated as hedging instruments	1,175	—	157	—	3,519	—	910	—

As of September 30, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$21,557	$(2,687)

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)		2022	2021	2022	2021
Interest rate swaps	Other income	$2	$5	$10	$40
RPAs	Other income	—	1	1	2
Interest rate lock commitments	Loan revenue	(149)	316	(367)	316
Interest rate forward loan sales contracts	Loan revenue	91	(107)	63	(107)
Total		$(56)	$215	$(293)	$251

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of September 30, 2022 and December 31, 2021, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of September 30, 2022
Asset Derivatives	$24,870	$—	$24,870	$—	$20,518	$4,352
Liability Derivatives	22,132	—	22,132	—	3,330	18,802

As of December 31, 2021
Asset Derivatives	$6,106	$—	$6,106	$—	$—	$6,106
Liability Derivatives	6,741	—	6,741	—	3,250	3,491

Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparty. The Company has an agreement with its institutional derivative counterparty that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparty that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2022, the Company had no derivatives with a fair value in a net liability position with its institutional derivative counterparties.

6.    Goodwill and Intangible Assets
The carrying amount of goodwill was $62.5 million at September 30, 2022 and December 31, 2021.
As indicated in Note 2. Business Combinations, the Company acquired a core deposit intangible on June 9, 2022 with an estimated fair value of $16.5 million, which will be amortized over its estimated useful life of 10 years. The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of September 30, 2022			As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$58,245	$(34,244)	$24,001	$41,745	$(30,629)	$11,116
Customer relationship intangible	5,265	(4,314)	951	5,265	(3,692)	1,573
Other	2,700	(2,606)	94	2,700	(2,544)	156
	$66,210	$(41,164)	$25,046	$49,710	$(36,865)	$12,845

Indefinite-lived trade name intangible	$7,040			$7,040

The following table provides the estimated future amortization expense for the remaining three months ending December 31, 2022 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2022	$1,578	$175	$17	$1,770
2023	5,677	518	51	6,246
2024	4,705	239	24	4,968
2025	3,751	19	2	3,772
2026	2,797	—	—	2,797
Thereafter	5,493	—	—	5,493
Total	$24,001	$951	$94	$25,046

7.    Other Assets
The components of the Company's other assets as of September 30, 2022 and December 31, 2021 were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Bank-owned life insurance	$94,902	$85,372
Interest receivable	26,362	20,117
FHLB stock	16,961	10,157
Mortgage servicing rights	13,329	6,532
Operating lease right-of-use assets, net	2,738	2,840
Federal and state income taxes, current	—	178
Federal and state income taxes, deferred	40,862	13,893
Derivative assets	24,870	6,106
Other receivables/assets	13,729	12,553
	$233,753	$157,748

The acquisition of IOFB on June 9, 2022 by the Company resulted in an increase in the cash surrender value of bank-owned life insurance, the fair value of the Company's mortgage servicing rights, and interest receivable. See Note 2. Business Combinations for further details.

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Noninterest bearing deposits	$1,139,694	$1,005,369
Interest checking deposits	1,705,289	1,619,136
Money market deposits	991,783	939,523
Savings deposits	700,843	628,242
Time deposits under $250	537,616	505,392
Time deposits of $250 or more	401,557	416,857
Total deposits	$5,476,782	$5,114,519

The Company had $4.0 million and $3.4 million in reciprocal time deposits as of September 30, 2022 and December 31, 2021, respectively. Included in money market deposits at September 30, 2022 and December 31, 2021 were $39.3 million and $35.4 million, respectively, of reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

As of September 30, 2022 and December 31, 2021, the Company had public entity deposits that were collateralized by investment securities of $353.0 million and $303.3 million, respectively.

9.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	September 30, 2022		December 31, 2021
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.82%	$137,536	0.24%	$181,368
Federal Home Loan Bank advances	3.29	167,000	—	—
Total	2.18%	$304,536	0.24%	$181,368

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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either September 30, 2022 or December 31, 2021.
Other - At September 30, 2022 and December 31, 2021, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $104.3 million as of September 30, 2022 and $60.2 million as of December 31, 2021. As of September 30, 2022 and December 31, 2021, the Bank had municipal securities with a market value of $113.5 million and $65.2 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 30, 2022 such that the revolving commitment matures on September 30, 2023, with no updates made to the fee structure or the interest rates. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no balance outstanding under this revolving credit facility as of both September 30, 2022 and December 31, 2021.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
September 30, 2022
ATBancorp Statutory Trust I	$7,732	$6,918	Three-month LIBOR + 1.68%	4.97%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,954	Three-month LIBOR + 1.65%	4.94%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,824	Three-month LIBOR + 2.15%	5.75%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,912	Three-month LIBOR + 3.50%	6.79%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	4.88%	12/15/2037	12/15/2012
Total	$44,847	$42,072

December 31, 2021
ATBancorp Statutory Trust I	$7,732	$6,888	Three-month LIBOR + 1.68%	1.88%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,908	Three-month LIBOR + 1.65%	1.85%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,800	Three-month LIBOR + 2.15%	2.37%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,880	Three-month LIBOR + 3.50%	3.70%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.79%	12/15/2037	12/15/2012
Total	$44,847	$41,940

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

Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At September 30, 2022, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.
Other Long-Term Debt

On June 7, 2022, the Company entered into an unsecured note payable with a correspondent bank with a maturity date of June 30, 2027. Payments of principal and interest are payable quarterly, and began on September 30, 2022. Interest is payable at the monthly reset term SOFR plus 1.55%. As of September 30, 2022, $20.0 million of that note was outstanding.

Other long-term borrowings were as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$830	8.89%	$951
FHLB borrowings	2.69	27,314	2.76	48,113
Note payable to unaffiliated bank	4.06	20,000	—	—
Total	3.37%	$48,144	2.88%	$49,064

As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the unaudited consolidated financial statements. At September 30, 2022, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 3. Debt Securities of the notes to the unaudited consolidated financial statements.
As of September 30, 2022, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2022	2.31%	$10,000
Due in 2023	2.79%	11,000
Due in 2024	3.11%	6,250
Total		27,250
Valuation adjustment from acquisition accounting		64
Total		$27,314

11.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2022	2021	2022	2021
Basic Earnings Per Share:
Net income	$18,317	$16,311	$44,833	$55,230
Weighted average shares outstanding	15,623,498	15,840,769	15,657,917	15,938,889
Basic earnings per common share	$1.17	$1.03	$2.86	$3.47

Diluted Earnings Per Share:
Net income	$18,317	$16,311	$44,833	$55,230
Weighted average shares outstanding, including all dilutive potential shares	15,654,443	15,863,247	15,686,098	15,963,229
Diluted earnings per common share	$1.17	$1.03	$2.86	$3.46

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
As of September 30, 2022 and December 31, 2021, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these periods was zero dollars.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of September 30, 2022 and December 31, 2021, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2022
Consolidated:
Total capital/risk weighted assets	$643,365	12.10%	$558,195	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	529,960	9.97	451,872	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	487,888	9.18	372,130	7.00	N/A	N/A
Tier 1 leverage capital/average assets	529,960	8.24	257,135	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$646,372	12.17%	$557,477	10.50%	$530,931	10.00%
Tier 1 capital/risk weighted assets	597,967	11.26	451,291	8.50	424,744	8.00
Common equity tier 1 capital/risk weighted assets	597,967	11.26	371,651	7.00	345,105	6.50
Tier 1 leverage capital/average assets	597,967	9.31	257,021	4.00	321,276	5.00

At December 31, 2021
Consolidated:
Total capital/risk weighted assets	$615,060	13.09%	$493,283	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	508,687	10.83	399,324	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	466,747	9.94	328,855	7.00	N/A	N/A
Tier 1 leverage capital/average assets	508,687	8.67	234,745	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$584,348	12.46%	$492,436	10.50%	$468,987	10.00%
Tier 1 capital/risk weighted assets	542,975	11.58	398,639	8.50	375,189	8.00
Common equity tier 1 capital/risk weighted assets	542,975	11.58	328,291	7.00	304,841	6.50
Tier 1 leverage capital/average assets	542,975	9.25	234,686	4.00	293,358	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	September 30, 2022	December 31, 2021
(in thousands)
Commitments to extend credit	$1,159,323	$1,014,397
Commitments to sell loans	2,320	12,917
Standby letters of credit	19,026	16,342
Total	$1,180,669	$1,043,656
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At September 30, 2022, the liability for off-balance-sheet credit losses totaled $4.8 million, whereas the total amount of the liability as of December 31, 2021 was $4.0 million. The total amount recorded in credit loss expense (benefit) for the nine months ended September 30, 2022 was an expense of $0.8 million, while a credit loss benefit of $0.2 million was recorded for the nine months ended September 30, 2021.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 62% of the loans are real estate loans, excluding farmland, and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 14% and 10%, respectively, as of September 30, 2022.

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

Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$7,339	$—	$7,339	$—
State and political subdivisions	283,513	—	283,513	—
Mortgage-backed securities	6,083	—	6,083	—
Collateralized mortgage obligations	153,088	—	153,088	—
Corporate debt securities	703,281	—	703,281	—
Derivative assets	24,870	—	24,870	—
Mortgage servicing rights	13,329	—	13,329	—

Liabilities:
Derivative liabilities	$22,132	$—	$22,095	$37

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$266	$—	$266	$—
State and political subdivisions	765,742	—	765,742	—
Mortgage-backed securities	100,626	—	100,626	—
Collateralized mortgage obligations	768,899	—	768,899	—
Corporate debt securities	652,577	—	652,577	—
Derivative assets	6,106	—	5,776	330
Mortgage servicing rights	6,532	—	6,532	—

Liabilities:
Derivative liabilities	$6,741	$—	$6,741	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the nine months ended September 30, 2022 or the year ended December 31, 2021. Changes in the fair value of available for sale debt securities are included in other comprehensive income.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	September 30, 2022	December 31, 2021	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$(37)	$330	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	69%	-	100%	86%
Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at September 30, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$8,912	$—	$—	$8,912
Foreclosed assets, net	103	—	—	103

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$15,772	$—	$—	$15,772
Foreclosed assets, net	357	—	—	357

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	September 30, 2022	December 31, 2021	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$8,912	$15,772	Fair value of collateral	Valuation adjustments	—%	-	91%	45%
Foreclosed assets, net	$103	$357	Fair value of collateral	Valuation adjustments	8%	-	8%	8%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$78,514	$78,514	$78,514	$—	$—
Debt securities available for sale	1,153,304	1,153,304	—	1,153,304	—
Debt securities held to maturity	1,146,583	925,571	—	925,571	—
Loans held for sale	2,320	2,014	—	2,014	—
Loans held for investment, net	3,694,189	3,671,008	—	—	3,671,008
Interest receivable	26,362	26,362	—	26,362	—
FHLB stock	16,961	16,961	—	16,961	—
Derivative assets	24,870	24,870	—	24,870	—
Financial liabilities:
Noninterest bearing deposits	1,139,694	1,139,694	1,139,694	—	—
Interest bearing deposits	4,337,088	4,313,894	3,397,915	915,979	—
Short-term borrowings	304,536	304,536	304,536	—	—
Finance leases payable	830	830	—	830	—
FHLB borrowings	27,314	27,021	—	27,021	—
Junior subordinated notes issued to capital trusts	42,072	38,601	—	38,601	—
Subordinated debentures	63,974	63,750	—	63,750	—
Other long-term debt	20,000	20,000	—	20,000	—
Derivative liabilities	22,132	22,132	—	22,095	37

	December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$203,830	$203,830	$203,830	$—	$—
Debt securities available for sale	2,288,110	2,288,110	—	2,288,110	—
Loans held for sale	12,917	12,970	—	12,970	—
Loans held for investment, net	3,196,312	3,207,314	—	—	3,207,314
Interest receivable	20,117	20,117	—	20,117	—
FHLB stock	10,157	10,157	—	10,157	—
Derivative assets	6,106	6,106	—	5,776	330
Financial liabilities:
Noninterest bearing deposits	1,005,369	1,005,369	1,005,369	—	—
Interest bearing deposits	4,109,150	4,105,858	3,186,901	918,957	—
Short-term borrowings	181,368	181,368	181,368	—	—
Finance leases payable	951	951	—	951	—
FHLB borrowings	48,113	48,947	—	48,947	—
Junior subordinated notes issued to capital trusts	41,940	35,545	—	35,545	—
Subordinated debentures	63,875	68,207	—	68,207	—
Derivative liabilities	6,741	6,741	—	6,741	—

15.    Leases
Substantially all of the leases in which the Company is the lessee are comprised of real estate property for banking offices and office space. We do not have any subleased properties. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025.
Supplemental balance sheet information related to leases was as follows:

(in thousands)	Classification	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$2,738	$2,840
Finance lease right-of-use asset	Premises and equipment, net	374	446
Total right-of-use assets		$3,112	$3,286

Operating lease liability	Other liabilities	$3,620	$3,778
Finance lease liability	Long-term debt	830	951
Total lease liabilities		$4,450	$4,729

Weighted-average remaining lease term
Operating leases		8.98 years	9.13 years
Finance lease		3.92 years	4.67 years
Weighted-average discount rate
Operating leases		4.15%	4.13%
Finance lease		8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Lease Costs
Operating lease cost	$290	$301	$874	$894
Variable lease cost	7	(3)	49	89
Interest on lease liabilities(1)	19	23	58	69
Amortization of right-of-use assets	24	24	72	72
Net lease cost	$340	$345	$1,053	$1,124

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$553	$553	$1,689	$1,655
Operating cash flows from finance lease	19	23	58	69
Finance cash flows from finance lease	41	37	121	107

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	599	232	638	232
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.

Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining three-months ending December 31, 2022 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2022	$61	$293
December 31, 2023	245	1,109
December 31, 2024	250	827
December 31, 2025	255	357
December 31, 2026	171	262
Thereafter	—	1,875
Total undiscounted lease payment	$982	$4,723
Amounts representing interest	(152)	(1,103)
Lease liability	$830	$3,620

16.    Subsequent Events
The Company has evaluated events that have occurred subsequent to September 30, 2022 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On October 18, 2022, the board of directors of the Company declared a cash dividend of $0.2375 per share payable on December 15, 2022 to shareholders of record as of the close of business on December 1, 2022.

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
•credit quality deterioration or pronounced and sustained reduction in real estate market values, or uncertainties, including the impact of inflationary pressures on economic conditions and our business, resulting in an increase in the allowance for credit losses, an increase in the credit loss expense, and a reduction in net earnings;
•the effects of actual and expected increases in inflation and interest rates, including on our net income and the value of our securities portfolio;
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
•legislative and regulatory changes, including changes in banking, securities, trade, and tax laws and regulations and their application by our regulators, including the new 1.0% excise tax on stock buybacks by publicly traded companies;
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 10, 2022. Results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended September 30, 2022 of $18.3 million, an increase of $2.0 million, compared to $16.3 million of net income for the three months ended September 30, 2021, with diluted earnings per share of $1.17 and $1.03 for the respective annual periods.
The period as of and for the three and nine months ended September 30, 2022 was also highlighted by the following results:

Balance Sheet:
•Total assets increased to $6.49 billion at September 30, 2022 from $6.03 billion at December 31, 2021, with the completion of the IOFB acquisition in the second quarter of 2022 contributing largely to this increase.
•At September 30, 2022 the total amount of the held to maturity debt securities was $1.15 billion and the total amount of the debt securities available for sale was $1.15 billion. There were no held to maturity debt securities at December 31, 2021, while the total amount of the debt securities available for sale was $2.29 billion.
•Gross loans held for investment increased $509.5 million, from $3.25 billion at December 31, 2021, to $3.76 billion at September 30, 2022. This increase was primarily driven by the loans acquired in the IOFB acquisition, coupled with organic loan growth and increased revolving line of credit utilization.
•The allowance for credit losses was $52.1 million, or 1.39% of total loans as of September 30, 2022, compared with $48.7 million, or 1.50% of total loans, at December 31, 2021.
•Nonperforming assets declined $5.8 million, from $31.9 million at December 31, 2021, to $26.1 million at September 30, 2022.
•Total deposits increased $362.3 million from $5.11 billion at December 31, 2021, to $5.48 billion at September 30, 2022. This increase was primarily due to the close of the IOFB acquisition during the second quarter of 2022.
•Short-term borrowings increased to $304.5 million at September 30, 2022, from $181.4 million at December 31, 2021, and long-term debt decreased to $154.2 million at September 30, 2022 from $154.9 million at December 31, 2021.
•The Company is well-capitalized with a total risk-based capital ratio of 12.10% at September 30, 2022.

Income Statement:

Three Months Ended:

•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $47.0 million for the third quarter of 2022, an increase of $5.5 million, from $41.5 million in the third quarter of 2021. The increase in tax equivalent net interest income was due primarily to an increase of $4.5 million in loan interest income and an increase of $3.9 million in interest income earned from investment securities. The increase in loan interest income was reflective of a higher volume of loans, coupled with an increase of $1.2 million in loan purchase discount accretion, and partially offset by a $3.6 million reduction in net PPP fees. The increase in interest income from investment securities reflected both a larger volume of securities and an increase in yield from such securities. Partially offsetting these identified increases in tax equivalent interest income were increases in interest expense on interest-bearing deposits and borrowed funds of $1.9 million and $0.9 million, respectively.
•Credit loss expense of $0.6 million was recorded during the third quarter of 2022, as compared to a credit loss benefit of $1.1 million during the third quarter of 2021. Credit loss expense in the current quarter was primarily attributable to loan growth.
•Noninterest income increased $3.4 million, from $9.2 million in the third quarter of 2021 to $12.6 million in the third quarter of 2022. The increase was primarily due to increases of $3.3 million and $0.5 million in other income and service charges and fees, respectively. The increase in other income stemmed primarily from a one-time settlement and the increase in service charges and fees was primarily attributable to the acquisition of IOFB.
•Noninterest expense increased $4.8 million, from $29.8 million in the third quarter of 2021, to $34.6 million in the third quarter of 2022 due to an overall increase in all noninterest expense categories, except FDIC insurance and foreclosed assets, net. These increases primarily reflected a full quarter of costs associated with the acquisition of IOFB, including merger-related expenses.

Nine Months Ended:

•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $126.4 million for the nine months ended September 30, 2022, which was a $5.5 million increase from $120.9 million for the nine months ended September 30, 2021. The increase in tax equivalent net interest income was due primarily to an increase of $9.6 million in interest income from investment securities, which reflected both a larger volume of and increased yield from such securities. Partially offsetting such increase was a decline of $2.7 million in loan interest income that stemmed from reduced net PPP fee accretion, which more than offset the increase in loan volumes and loan purchase discount accretion, in addition to increases in interest expense on interest-bearing deposits and borrowed funds of $1.0 million and $0.5 million, respectively.
•Credit loss expense of $3.9 million was recorded in the first nine months of 2022, as compared to credit loss benefit of $8.0 million for the first nine months of 2021. Credit loss expense in the first nine months of 2022 reflected $3.1 million related to the acquired IOFB non-PCD loans, $0.2 million related to unfunded loan commitments established in the IOFB acquisition, as well as a reserve taken to support loan growth. The credit loss benefit recorded in the first nine months of 2021 was reflective of overall improvements in the forecasted economic conditions due to less economic uncertainty from the COVID-19 pandemic, as well as stabilization in the credit risk profile.
•Noninterest income increased $5.4 million, from $31.2 million for the first nine months of 2021 to $36.6 million in the first nine months of 2022. The increase was primarily due to increases of $4.4 million and $0.9 million in other noninterest income and service charges and fees, respectively. The increase in other noninterest income was primarily due to a one-time settlement and a bargain purchase gain of $1.3 million recognized in connection with the IOFB acquisition. The increase in service charges and fees was primarily attributable to the acquisition of IOFB.
•Noninterest expense increased $12.2 million, from $86.1 million for the first nine months ended September 30, 2021, to $98.3 million in the first nine months of 2022. The increase in noninterest expense was due to an overall increase in all noninterest expense categories, except communications and foreclosed assets, net. These increases primarily reflected costs associated with the acquisition of IOFB, including merger-related expenses, coupled with normal annual salary and employee benefit increases, a decline in the benefit received from loan origination costs, and elevated legal expenses related to litigation, loan legal expenses and executive recruitment.

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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2022 and September 30, 2021
Summary

	As of or for the Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2022	2021
Net Interest Income	$45,733	$40,340
Noninterest Income	12,588	9,182
Total Revenue, Net of Interest Expense	58,321	49,522
Credit Loss Expense (Benefit)	638	(1,080)
Noninterest Expense	34,623	29,778
Income Before Income Tax Expense	23,060	20,824
Income Tax Expense	4,743	4,513
Net Income	18,317	16,311
Diluted Earnings Per Share	$1.17	$1.03

Return on Average Assets	1.13%	1.11%
Return on Average Equity	14.56	12.00
Return on Average Tangible Equity(1)	19.32	15.06
Efficiency Ratio(1)	53.67	56.34
Dividend Payout Ratio	20.30	21.84
Common Equity Ratio	7.28	9.03
Tangible Common Equity Ratio(1)	5.90	7.71
Book Value per Share	$30.23	$33.71
Tangible Book Value per Share(1)	24.17	28.40
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

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$3,673,379	$41,124	4.44%	$3,356,680	$36,622	4.33%
Taxable investment securities	1,939,517	10,635	2.18	1,628,605	6,655	1.62
Tax-exempt investment securities (2)(4)	431,898	2,922	2.68	459,717	3,043	2.63
Total securities held for investment (2)	2,371,415	13,557	2.27	2,088,322	9,698	1.84
Other	6,070	9	0.59	44,915	21	0.19
Total interest earning assets (2)	$6,050,864	$54,690	3.59%	$5,489,917	$46,341	3.35%
Other assets	406,783			321,311
Total assets	$6,457,647			$5,811,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,725,000	$1,463	0.34%	$1,434,560	$1,056	0.29%
Money market deposits	1,016,005	1,268	0.50	955,174	506	0.21
Savings deposits	710,836	297	0.17	606,449	316	0.21
Time deposits	913,307	2,007	0.87	890,866	1,272	0.57
Total interest bearing deposits	4,365,148	5,035	0.46	3,887,049	3,150	0.32
Securities sold under agreements to repurchase	144,628	228	0.63	170,384	104	0.24
Other short-term borrowings	83,086	539	2.57	12,100	28	0.92
Total short-term borrowings	227,714	767	1.34	182,484	132	0.29
Long-term debt	159,125	1,886	4.70	163,817	1,597	3.87
Total borrowed funds	386,839	2,653	2.72	346,301	1,729	1.98
Total interest bearing liabilities	$4,751,987	$7,688	0.64%	$4,233,350	$4,879	0.46%

Noninterest bearing deposits	1,142,334			995,786
Other liabilities	64,063			43,040
Shareholders’ equity	499,263			539,052
Total liabilities and shareholders’ equity	$6,457,647			$5,811,228
Net interest income (2)		$47,002			$41,462
Net interest spread(2)			2.95%			2.89%
Net interest margin(2)			3.08%			3.00%

Total deposits(5)	$5,507,482	$5,035	0.36%	$4,882,835	$3,150	0.26%
Cost of funds(6)			0.52%			0.37%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $35 thousand and $3.5 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Loan purchase discount accretion was $2.0 million and $0.8 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Tax equivalent adjustments were $0.7 million and $0.5 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $0.6 million and $0.6 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended September 30,
	2022 Compared to 2021 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$3,547	$955	$4,502
Taxable investment securities	1,416	2,564	3,980
Tax-exempt investment securities (1)	(180)	59	(121)
Total securities held for investment (1)	1,236	2,623	3,859
Other	(30)	18	(12)
Change in interest income (1)	4,753	3,596	8,349
Increase (decrease) in interest expense:
Interest checking deposits	220	187	407
Money market deposits	33	729	762
Savings deposits	49	(68)	(19)
Time deposits	33	702	735
Total interest-bearing deposits	335	1,550	1,885
Securities sold under agreements to repurchase	(18)	142	124
Other short-term borrowings	392	119	511
Total short-term borrowings	374	261	635
Long-term debt	(47)	336	289
Total borrowed funds	327	597	924
Change in interest expense	662	2,147	2,809
Change in net interest income	$4,091	$1,449	$5,540
Percentage (decrease) in net interest income over prior period			13.4%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the third quarter of 2022 was $47.0 million, an increase of $5.5 million, or 13.4%, as compared to $41.5 million for the third quarter of 2021. The increase in tax equivalent net interest income in the third quarter of 2022 as compared to the third quarter of 2021 was due primarily to an increase of $8.3 million, or 18.0%, in interest income, which more than offset the increase of $2.8 million, or 57.6%, in interest expense. The change in interest income was due primarily to an increase of $4.5 million, or 12.3%, in loan interest income, and an increase of $3.9 million, or 39.8%, in interest income from investment securities. The increase in loan interest income reflected a higher volume of loans stemming from the IOFB acquisition and organic loan growth, coupled with an increase of $1.2 million in loan purchase discount accretion, and partially offset by a $3.6 million reduction in net PPP fees due to loan forgiveness. The increase in interest income from investment securities reflected both a larger volume of and increased yield from such securities. The increase in interest expense was due to increases of $1.9 million, or 59.8%, and $0.9 million, or 53.4%, in interest expense on interest-bearing deposits and borrowed funds, respectively.
The tax equivalent net interest margin for the third quarter of 2022 was 3.08%, or 8 basis points higher than the tax equivalent net interest margin of 3.00% for the third quarter of 2021 as the change in interest-earning asset yields outpaced the change in funding costs. The yield on interest-earning assets for the third quarter of 2022 was 24 basis points higher than the third quarter of 2021 as the tax equivalent yield on investment securities increased 43 basis points and the tax equivalent yield on loans increased 11 basis points. The cost of average interest-bearing deposits increased 14 basis points in the third quarter of 2022, compared to the third quarter of 2021 while the cost of average borrowed funds was 74 basis point higher for the third quarter of 2022, compared to the third quarter of 2021. The increase in the cost of average borrowed funds was a result of higher market interest rates, which reflected recent increases in the target federal funds rate.
Credit Loss Expense (Benefit)
Credit loss expense of $0.6 million was recorded during the third quarter of 2022, as compared to a credit loss benefit of $1.1 million during the third quarter of 2021. Credit loss expense in the current quarter was primarily attributable to loan growth. Net loan charge-offs were $0.6 million in the third quarter of 2022 as compared to net loan recoveries of $0.9 million in the third quarter of 2021. The economic forecast factors utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Investment services and trust activities	$2,876	$2,915	$(39)	(1.3)%
Service charges and fees	2,075	1,613	462	28.6
Card revenue	1,898	1,820	78	4.3
Loan revenue	1,722	1,935	(213)	(11.0)
Bank-owned life insurance	579	532	47	8.8
Investment securities gains, net	(163)	36	(199)	(552.8)
Other	3,601	331	3,270	987.9
Total noninterest income	$12,588	$9,182	$3,406	37.1%
Total noninterest income for the third quarter of 2022 increased $3.4 million, or 37.1%, to $12.6 million from $9.2 million in the third quarter of 2021. The increase in noninterest income was primarily due increases of $3.3 million and $0.5 million in other income and service charges and fees, respectively. The increase in other income stemmed primarily from a one-time settlement and the increase in service charges and fees was primarily attributable to the acquisition of IOFB. Partially offsetting the increases above was a $0.2 million reduction in loan revenue, which reflected a decline in the volume of mortgage originations due to increased mortgage rates, which resulted in less gain on sale revenue, partially offset by an increase in the fair value of our mortgage servicing rights.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Compensation and employee benefits	$20,046	$17,350	$2,696	15.5%
Occupancy expense of premises, net	2,577	2,547	30	1.2
Equipment	2,358	1,973	385	19.5
Legal and professional	2,012	1,272	740	58.2
Data processing	1,731	1,406	325	23.1
Marketing	1,139	1,022	117	11.4
Amortization of intangibles	1,789	1,264	525	41.5
FDIC insurance	415	435	(20)	(4.6)
Communications	302	275	27	9.8
Foreclosed assets, net	42	43	(1)	(2.3)
Other	2,212	2,191	21	1.0
Total noninterest expense	$34,623	$29,778	$4,845	16.3%

	Three Months Ended September 30,
Merger-related expenses:	2022	2021
(dollars in thousands)
Compensation and employee benefits	$132	$—
Equipment	14	—
Legal and professional	193	—
Data processing	304	—
Marketing	90	—
Other	30	—
Total impact of merger-related expenses to noninterest expense	$763	$—
Noninterest expense for the third quarter of 2022 increased $4.8 million, or 16.3%, to $34.6 million from $29.8 million for the third quarter of 2021. The increase in noninterest expense was due to an overall increase in all noninterest expense categories, except FDIC insurance and foreclosed assets, net. These increases primarily reflected costs associated with the acquisition of IOFB, including merger-related expenses. Also contributing to the increase in compensation and employee benefits was normal annual salary and employee benefit increases. In addition to the identified increases above, legal and professional expense reflected elevated legal expenses related to litigation, loan legal expenses, and executive recruitment. Partially offsetting the increases identified above was a decline of $0.4 million in operating losses, which are recorded in other noninterest expense.

Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 20.6% for the three months ended September 30, 2022, as compared to an effective tax rate of 21.7% for the three months ended September 30, 2021. The effective tax rate for the full year 2022 is expected to be in the range of 20-22%.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and September 30, 2021
Summary

	As of and for the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2022	2021
Net Interest Income	$122,794	$117,462
Noninterest Income	36,579	31,224
Total Revenue, Net of Interest Expense	159,373	148,686
Credit Loss Expense (Benefit)	3,920	(7,958)
Noninterest Expense	98,348	86,148
Income Before Income Tax Expense	57,105	70,496
Income Tax Expense	12,272	15,266
Net Income	44,833	55,230
Diluted Earnings Per Share	$2.86	$3.46

Return on Average Assets	0.97%	1.29%
Return on Average Equity	11.81	14.03
Return on Average Tangible Equity(1)	15.28	17.69
Efficiency Ratio (1)	56.70	53.95
Dividend Payout Ratio	24.91	19.45
Common Equity Ratio	7.28	9.03
Tangible Common Equity Ratio(1)	5.90	7.71
Book Value per Share	$30.23	$33.71
Tangible Book Value per Share(1)	24.17	28.40
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

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,416,600	$106,297	4.16%	$3,394,066	$108,950	4.29%
Taxable investment securities	1,899,907	28,334	1.99	1,501,252	18,231	1.62
Tax-exempt investment securities (2)(4)	440,542	8,895	2.70	466,209	9,442	2.71
Total securities held for investment (2)	2,340,449	37,229	2.13	1,967,461	27,673	1.88
Other	25,972	77	0.40	43,250	54	0.17
Total interest-earning assets (2)	$5,783,021	$143,603	3.32%	$5,404,777	$136,677	3.38%
Other assets	369,369			324,045
Total assets	$6,152,390			$5,728,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,642,849	$3,713	0.30%	$1,418,339	$3,142	0.30%
Money market deposits	991,338	2,338	0.32	936,932	1,486	0.21
Savings deposits	671,917	863	0.17	585,334	926	0.21
Time deposits	877,923	4,204	0.64	875,027	4,613	0.70
Total interest-bearing deposits	4,184,027	11,118	0.36	3,815,632	10,167	0.36
Securities sold under agreements to repurchase	152,663	435	0.38	171,848	321	0.25
Other short-term borrowings	42,952	680	2.12	20,235	100	0.66
Total short-term borrowings	195,615	1,115	0.76	192,083	421	0.29
Long-term debt	148,053	4,975	4.49	186,323	5,160	3.70
Total borrowed funds	343,668	6,090	2.37	378,406	5,581	1.97
Total interest-bearing liabilities	$4,527,695	$17,208	0.51%	$4,194,038	$15,748	0.50%

Noninterest bearing deposits	1,062,156			962,852
Other liabilities	54,775			45,671
Shareholders' equity	507,764			526,261
Total liabilities and shareholders' equity	$6,152,390			$5,728,822
Net interest income (2)		$126,395			$120,929
Net interest spread(2)			2.81%			2.88%
Net interest margin (2)			2.92%			2.99%

Total deposits(5)	$5,246,183	$11,118	0.28%	$4,778,484	$10,167	0.28%
Cost of funds(6)			0.41%			0.41%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $0.7 million and $9.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Loan purchase discount accretion was $3.3 million and $2.7 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Tax equivalent adjustments were $1.8 million and $1.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.8 million and $1.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The federal statutory tax rate utilized was 21%.

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

	Nine Months Ended September 30,
	2022 Compared to 2021 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$709	$(3,362)	$(2,653)
Taxable investment securities	5,431	4,672	10,103
Tax-exempt investment securities(1)	(513)	(34)	(547)
Total securities held for investment(1)	4,918	4,638	9,556
Other	(29)	52	23
Change in interest income (1)	5,598	1,328	6,926
Increase (decrease) in interest expense:
Interest checking deposits	571	—	571
Money market deposits	85	767	852
Savings deposits	126	(189)	(63)
Time deposits	14	(423)	(409)
Total interest-bearing deposits	796	155	951
Securities sold under agreements to repurchase	(39)	153	114
Other short-term borrowings	195	385	580
Total short-term borrowings	156	538	694
Long-term debt	(1,170)	985	(185)
Total borrowed funds	(1,014)	1,523	509
Change in interest expense	(218)	1,678	1,460
Change in net interest income	$5,816	$(350)	$5,466
Percentage (decrease) increase in net interest income over prior period			4.5%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the nine months ended September 30, 2022 was $126.4 million, which was a $5.5 million increase from $120.9 million for the nine months ended September 30, 2021. The increase in tax equivalent net interest income during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was due to the $6.9 million increase in interest income, which more than offset the increase in interest expense of $1.5 million. Contributing to the interest income increase was a $9.6 million, or 34.5%, increase in interest income from investment securities, which reflected both a larger volume of and increased yield from such securities. Partially offsetting the higher interest income from investment securities was a decline of $2.7 million, or (2.4)%, in loan interest income that stemmed primarily from the $8.8 million reduction in net PPP fee accretion that more than offset the loan volume increase and the $0.6 million increase in loan purchase discount accretion. The increase in interest expense was due to increases of $1.0 million, or 9.4%, and $0.5 million, or 9.1%, in interest expense on interest-bearing deposits and borrowed funds, respectively.

The tax equivalent net interest margin for the nine months ended September 30, 2022 was 2.92%, or 7 basis points lower than the tax equivalent net interest margin of 2.99% for the nine months ended September 30, 2021. The tax equivalent yield on loans decreased 13 basis points, which was partially offset by an increased tax equivalent yield on investment securities of 25 basis points. Combined, the resulting yield on interest-earning assets for the nine months ended September 30, 2022 was 6 basis points lower than the nine months ended September 30, 2021, which primarily reflected lower loan fee accretion and the shift in earning asset mix to a greater proportion of investment securities, which generally have lower yields than loans. The cost of average borrowed funds was higher by 40 basis points for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, with no change in the cost of interest-bearing deposits. The increase in the cost of average borrowed funds was a result of higher market interest rates which reflect the recent increases in the target federal funds rate, which was in the range of 3.00% - 3.25% at September 30, 2022.

Credit Loss Expense (Benefit)
Credit loss expense of $3.9 million was recorded in the first nine months of 2022, as compared to credit loss benefit of $8.0 million for the first nine months of 2021, an increase of $11.9 million, or 149.1%. Credit loss expense in the first nine months of 2022 reflected $3.1 million related to the acquired IOFB non-PCD loans, $0.2 million related to unfunded loan commitments established in the IOFB acquisition, as well as a reserve taken to support loan growth. The credit loss benefit recorded in the first nine months of 2021 was reflective of overall improvements in the forecasted economic conditions due to less economic uncertainty from the COVID-19 pandemic, as well as stabilization in the credit risk profile. Net loan charge-offs in the first nine months of 2022 were $3.1 million, as compared to net loan recoveries of $0.2 million in the first nine months of 2021. The economic forecast utilized by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Investment services and trust activities	$8,557	$8,560	$(3)	—%
Service charges and fees	5,449	4,575	874	19.1
Card revenue	5,426	5,269	157	3.0
Loan revenue	9,538	9,816	(278)	(2.8)
Bank-owned life insurance	1,668	1,612	56	3.5
Investment securities gains, net	272	105	167	159.0
Other	5,669	1,287	4,382	340.5
Total noninterest income	$36,579	$31,224	$5,355	17.2%
Total noninterest income for the first nine months of 2022 increased $5.4 million, or 17.2%, to $36.6 million from $31.2 million during the same period of 2021. The increase in noninterest income was primarily due to increases of $4.4 million and $0.9 million in other noninterest income and service charges and fees, respectively. The increase in other noninterest income was primarily due to a one-time settlement and a bargain purchase gain of $1.3 million recognized in connection with the IOFB acquisition. The increase in service charges and fees was primarily attributable to the acquisition of IOFB. Partially offsetting the increases above was a $0.3 million reduction in loan revenue, which reflected a decline in the volume of mortgage originations, partially offset by an increase in the fair value of our mortgage servicing rights.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	$ Change	% Change
Compensation and employee benefits	$57,665	$51,671	$5,994	11.6%
Occupancy expense of premises, net	7,609	7,063	546	7.7
Equipment	6,366	5,627	739	13.1
Legal and professional	6,800	3,430	3,370	98.3
Data processing	4,199	4,005	194	4.8
Marketing	3,325	2,901	424	14.6
Amortization of intangibles	4,299	4,112	187	4.5
FDIC insurance	1,255	1,192	63	5.3
Communications	840	1,055	(215)	(20.4)
Foreclosed assets, net	(66)	226	(292)	(129.2)
Other	6,056	4,866	1,190	24.5
Total noninterest expense	$98,348	$86,148	$12,200	14.2%

	Nine Months Ended September 30,
Merger-related expenses:	2022	2021
(dollars in thousands)
Compensation and employee benefits	$282	$—
Occupancy expense of premises, net	1	—
Equipment	25	—
Legal and professional	894	—
Data processing	380	—
Marketing	162	—
Communications	3	—
Other	45	—
Total impact of merger-related expenses to noninterest expense	$1,792	$—
Noninterest expense for the nine months ended September 30, 2022 was $98.3 million, an increase of $12.2 million, or 14.2%, from $86.1 million for the nine months ended September 30, 2021. The increase in noninterest expense was due to an overall increase in all noninterest expense categories, except communications and foreclosed assets, net. These increases primarily reflected costs associated with the acquisition of IOFB, including merger-related expenses. Also contributing to the increase in compensation and employee benefits was normal annual salary and employee benefit increases, coupled with a decline of $1.4 million in the benefit received from loan origination costs, which are deferred and amortized over the life of the loan to which they relate. In addition to the identified increases above, occupancy expense also reflected an increase of $0.3 million from the write-down of fixed assets transferred to held for sale, while legal and professional expense reflected elevated legal expenses related to litigation, loan legal expenses, and executive recruitment.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 21.5% for the first nine months of 2022, as compared to an effective tax rate of 21.7% for the first nine months of 2021. The effective tax rate for the full year 2022 is expected to be in the range of 20-22%.

FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	September 30, 2022	December 31, 2021	$ Change	% Change
ASSETS
Cash and cash equivalents	$78,514	$203,830	$(125,316)	(61.5)%
Loans held for sale	2,320	12,917	(10,597)	(82.0)
Debt securities available for sale at fair value	1,153,304	2,288,110	(1,134,806)	(49.6)
Held to maturity securities at amortized cost	1,146,583	—	1,146,583	nm(1)
Loans held for investment, net of unearned income	3,746,289	3,245,012	501,277	15.4
Allowance for credit losses	(52,100)	(48,700)	(3,400)	7.0
Total loans held for investment, net	3,694,189	3,196,312	497,877	15.6
Other assets	416,151	323,959	92,192	28.5
Total assets	$6,491,061	$6,025,128	$465,933	7.7%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,476,782	$5,114,519	$362,263	7.1%
Total borrowings	458,726	336,247	122,479	36.4
Other liabilities	83,324	46,887	36,437	77.7
Total shareholders' equity	472,229	527,475	(55,246)	(10.5)
Total liabilities and shareholders' equity	$6,491,061	$6,025,128	$465,933	7.7%

(1) Percentage change is not meaningful.
Debt Securities
The composition of debt securities available for sale and held to maturity as of the dates indicated was as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Government agencies and corporations	$7,339	0.6%	$266	—%
States and political subdivisions	283,513	24.6	765,742	33.5
Mortgage-backed securities	6,083	0.5	100,626	4.4
Collateralized mortgage obligations	153,088	13.3	768,899	33.6
Corporate debt securities	703,281	61.0	652,577	28.5
Fair value of debt securities available for sale	$1,153,304	100.0%	$2,288,110	100.0%

Held to Maturity
States and political subdivisions	$540,221	47.1	$—	—%
Mortgage-backed securities	82,858	7.2	—	—%
Collateralized mortgage obligations	523,504	45.7	—	—%
Amortized cost of debt securities held to maturity	$1,146,583	100.0%	$—	—%
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
As of September 30, 2022, there were $0.3 million of gross unrealized gains and $118.0 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $117.7 million. As of September 30, 2022 there were no gross unrealized gains and there was $221.0 million of gross unrealized losses in our held to maturity debt securities for a net unrealized loss of $221.0 million.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.

Loans
The composition of our loan portfolio by type of loan was as follows:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$116,229	3.1%	$103,417	3.2%
Commercial and industrial	1,041,662	27.8	902,314	27.8
Commercial real estate	1,910,097	51.0	1,704,541	52.5
Residential real estate	603,649	16.1	466,322	14.4
Consumer	74,652	2.0	68,418	2.1
Loans held for investment, net of unearned income	$3,746,289	100.0%	$3,245,012	100.0%
Loans held for sale	$2,320		$12,917
Loans held for investment, net of unearned income at September 30, 2022, increased $501.3 million, or 15.4%, from December 31, 2021 to $3.75 billion, driven primarily by the loans acquired in the IOFB acquisition, coupled with organic loan growth and increased revolving line of credit utilization, partially offset by PPP loan forgiveness. As of September 30, 2022, 10 PPP loans totaling $0.2 million, including $17.0 thousand of unamortized net fees, were outstanding, as compared to 217 PPP loans totaling, $30.8 million, including $0.9 million of unamortized net fees that were outstanding as of December 31, 2021. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio and Note 2. Business Combinations for additional information regarding the IOFB acquired loans.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.2 billion and $1.0 billion as of September 30, 2022 and December 31, 2021, respectively.
Our loan to deposit ratio increased to 68.40% as of September 30, 2022 as compared to 63.45% as of December 31, 2021. The loan to deposit ratio increased when compared to the prior year-end due to the loans acquired in the IOFB acquisition, organic loan growth and increased revolving line of credit utilization, which more than offset the increase in total deposits.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at September 30, 2022 and December 31, 2021:

(in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans held for investment	$25,027	$31,540
Accruing loans contractually past due 90 days or more	936	—
Total nonperforming loans	25,963	31,540
Foreclosed assets, net	103	357
Total nonperforming assets	26,066	31,897

Nonaccrual loans ratio (1)	0.67%	0.97%
Nonperforming loans ratio (2)	0.69%	0.97%
Nonperforming assets ratio (3)	0.40%	0.53%
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
When compared to December 31, 2021, overall asset quality was improved. The nonperforming loans ratio declined 28 basis points from the prior year-end to 0.69%, while the nonperforming assets ratio declined 13 basis points from the prior year-end to 0.40%.
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
Generally, short-term deferral of required payments would not be considered a concession. During the three and nine months ended September 30, 2022, the Company classified three and sixteen loans, respectively, as TDRs, due to the Company granting a concession to a borrower experiencing financial difficulty. The aggregate post-modification outstanding recorded investment of the loans classified as TDRs during three and nine months ended September 30, 2022 was $0.9 million and $4.0 million, respectively.
Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$981	3.1%	$667	3.2%
Commercial and industrial	24,256	27.8%	17,294	27.8%
Commercial real estate	20,948	51.0%	26,120	52.5%
Residential real estate	5,308	16.1%	4,010	14.4%
Consumer	607	2.0%	609	2.1%
Total	$52,100	100.0%	$48,700	100.0%

Allowance for credit losses ratio(1)	1.39%		1.50%
Adjusted allowance for credit losses ratio(2)	1.39%		1.52%
Allowance for credit losses to nonaccrual loans ratio(3)	208.18%		154.41%

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

The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Three Months Ended September 30, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended September 30, 2022
Charge-offs	$(248)	$(280)	$(135)	$(52)	$(255)	$(970)
Recoveries	1	295	6	48	32	382
Net (charge-offs) recoveries	$(247)	$15	$(129)	$(4)	$(223)	$(588)

Net (charge-off) recovery ratio(1)	(0.03)%	—%	(0.01)%	—%	(0.02)%	(0.06)%

For the Three Months Ended September 30, 2021
Charge-offs	$(16)	$(24)	$(37)	$(1)	$(156)	$(234)
Recoveries	19	954	76	25	40	1,114
Net (charge-offs) recoveries	$3	$930	$39	$24	$(116)	$880

Net (charge-off) recovery ratio(1)	—%	0.11%	—%	—%	(0.01)%	0.10%

	For the Nine Months Ended September 30, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30,
Charge-offs	$(249)	$(843)	$(2,319)	$(90)	$(540)	$(4,041)
Recoveries	9	613	154	68	106	950
Net (charge-offs) recoveries	$(240)	$(230)	$(2,165)	$(22)	$(434)	$(3,091)

Net (charge-off) recovery ratio(1)	(0.01)%	(0.01)%	(0.08)%	—%	(0.02)%	(0.12)%

For the Nine Months Ended September 30, 2021
Charge-offs	$(170)	$(885)	$(453)	$(107)	$(462)	$(2,077)
Recoveries	67	1,560	391	81	136	2,235
Net (charge-offs) recoveries	$(103)	$675	$(62)	$(26)	$(326)	$158

Net (charge-off) recovery ratio(1)	—%	0.03%	—%	—%	(0.01)%	0.01%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of September 30, 2022 was $52.1 million, which was 1.39% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $48.7 million as of December 31, 2021, which was 1.50% of loans held for investment, net of unearned income. The ACL at September 30, 2022 and December 31, 2021 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA. The increase in the ACL primarily reflected $3.1 million of credit loss expense related to the acquired IOFB non-PCD loans, in addition to the initial allowance for credit losses of $3.4 million recorded for the IOFB PCD loans acquired, as well as a reserve taken to support loan growth. The liability for off-balance sheet credit exposures totaled $4.8 million, which included $0.2 million of unfunded loan commitments that were established in the IOFB acquisition, as of September 30, 2022 as compared to $4.0 million at December 31, 2021 and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $3.1 million for the nine months ended September 30, 2022 as compared to a credit loss benefit related to loans of $7.8 million for the nine months ended September 30, 2021. Gross charge-offs for the first nine months of 2022 totaled $4.0 million, while there were $1.0 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first nine months of 2022 was 0.12% compared to a net recovery ratio of 0.01% for the nine months ended September 30, 2021.
Economic Forecast: At September 30, 2022, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - decline in the first forecasted quarter, with increases in the next three forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next two forecasted quarters, with a decline in the third and fourth forecasted quarter; and (6) Rental Vacancy - increases over the next four forecasted quarters.

Loan Policy: We review all nonaccrual loans greater than $250,000 individually on a quarterly basis to estimate the appropriate allowance due to collateral deficiency. In addition, PCD loans, reasonably expected TDRs and executed non-performing TDRs greater than $250,000 are evaluated individually to determine the required ACL. TDRs performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status.
Based on the inherent risk in the loan portfolio, management believed that as of September 30, 2022, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of September 30, 2022		As of December 31, 2021
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$1,139,694	20.8%	$1,005,369	19.6%
Interest checking deposits	1,705,289	31.2	1,619,136	31.6
Money market deposits	991,783	18.1	939,523	18.4
Savings deposits	700,843	12.8	628,242	12.3
Total non-maturity deposits	4,537,609	82.9	4,192,270	81.9
Time deposits of $250 and under	537,616	9.8	505,392	9.9
Time deposits of over $250	401,557	7.3	416,857	8.2
Total time deposits	939,173	17.1	922,249	18.1
Total deposits	$5,476,782	100.0%	$5,114,519	100.0%
Deposits increased $362.3 million from December 31, 2021, or 7.1%, reflecting growth from the acquisition of IOFB, partially offset primarily by a reduction in public time deposits greater than $250k. Approximately 92.7% of our total deposits were considered “core” deposits as of September 30, 2022, compared to 91.8% at December 31, 2021. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and non-reciprocal brokered money market deposits. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits and Note 2. Business Combinations for additional information related to the IOFB deposits assumed.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt for the periods presented.

(dollars in thousands)	September 30, 2022	December 31, 2021
Securities sold under agreements to repurchase	$137,536	$181,368
Federal home loan bank advances	167,000	—
Total short-term borrowings	$304,536	$181,368

Junior subordinated notes issued to capital trusts	42,072	41,940
Subordinated debentures	63,974	63,875
Finance lease payable	830	951
Federal home loan bank borrowings	27,314	48,113
Other long-term debt	20,000	—
Total long-term debt	$154,190	$154,879
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.

Capital Resources
Shareholder's Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company as of or for the periods presented:

	September 30, 2022	December 31, 2021
Total shareholders’ equity to total assets ratio	7.28%	8.75%
Tangible common equity ratio(1)	5.90%	7.49%
Total risk-based capital ratio	12.10%	13.09%
Tier 1 risk-based capital ratio	9.97%	10.83%
Common equity tier 1 risk-based capital ratio	9.18%	9.94%
Tier 1 leverage ratio	8.24%	8.67%
Book value per share	$30.23	$33.66
Tangible book value per share(1)	$24.17	$28.40
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $472.2 million as of September 30, 2022, compared to $527.5 million as of December 31, 2021, a decrease of $55.2 million, or 10.5%, primarily due to a decrease in AOCI that was largely a result of the unrealized loss on available for sale debt securities, which was partially offset by an increase in retained earnings.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2022, May 15, 2022, and August 15, 2022 in the aggregate amount of 67,608, 9,615, and 4,509, respectively. Additionally, during the first nine months of 2022, 51,713 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 8,634 shares were surrendered by grantees to satisfy tax requirements, and 1,074 unvested restricted stock units were forfeited.
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
Cash and cash equivalents are summarized in the table below. Since December 31, 2021, interest-bearing deposits have been used to fund loan growth.

(dollars in thousands)	As of September 30, 2022	As of December 31, 2021
Cash and due from banks	$77,513	$42,949
Interest-bearing deposits	1,001	160,881
Total	$78,514	$203,830
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $72.3 million for the nine months ended September 30, 2022 and $47.2 million for the nine months ended September 30, 2021.
Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it is difficult to assess its overall impact on the Company. The price of one or more of the components of the Consumer Price Index may fluctuate considerably and thereby influence the overall Consumer Price Index without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. Inflation and related increases in market rates by the Federal Reserve generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders' equity. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. We anticipate our noninterest income may be adversely affected in future periods as a result of increasing interest rates and inflationary pressure, which has begun to and will continue to adversely affect mortgage originations and mortgage banking revenue. Additionally, the economic impact of the recent rise in inflation and rising interest rates could place increased demand on our liquidity if we experience significant credit deterioration and as we meet borrowers' needs. There is also a risk that interest rate increases to fight inflation could lead to a recession.
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

	Three Months Ended		Nine Months Ended
Return on Average Tangible Equity	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands)
Net income	$18,317	$16,311	$44,833	$55,230
Intangible amortization, net of tax (1)	1,342	948	3,224	3,084
Tangible net income	$19,659	$17,259	$48,057	$58,314

Average shareholders' equity	$499,263	$539,052	$507,764	$526,261
Average intangible assets, net	(95,499)	(84,288)	(87,318)	(85,579)
Average tangible equity	$403,764	$454,764	$420,446	$440,682

Return on average equity	14.56%	12.00%	11.81%	14.03%
Return on average tangible equity (2)	19.32%	15.06%	15.28%	17.69%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	September 30, 2022	December 31, 2021
(Dollars in thousands, except per share data)
Total shareholders’ equity	$472,229	$527,475
Intangible assets, net	(94,563)	(82,362)
Tangible common equity	$377,666	$445,113

Total assets	$6,491,061	$6,025,128
Intangible assets, net	(94,563)	(82,362)
Tangible assets	$6,396,498	$5,942,766

Book value per share	$30.23	$33.66
Tangible book value per share (1)	$24.17	$28.40
Shares outstanding	15,622,825	15,671,147

Equity to assets ratio	7.28%	8.75%
Tangible common equity ratio (2)	5.90%	7.49%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Nine Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(dollars in thousands)
Net interest income	$45,733	$40,340	$122,794	$117,462
Tax equivalent adjustments:
Loans (1)	673	507	1,782	1,557
Securities (1)	596	615	1,819	1,910
Net interest income, tax equivalent	$47,002	$41,462	$126,395	$120,929
Loan purchase discount accretion	(2,015)	(774)	(3,275)	(2,745)
Core net interest income	$44,987	$40,688	$123,120	$118,184

Net interest margin	3.00%	2.92%	2.84%	2.91%
Net interest margin, tax equivalent (2)	3.08%	3.00%	2.92%	2.99%
Core net interest margin (3)	2.95%	2.94%	2.85%	2.92%
Average interest earning assets	$6,050,864	$5,489,917	$5,783,021	$5,404,777

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended		Nine Months Ended
Efficiency Ratio	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(dollars in thousands)
Total noninterest expense	$34,623	$29,778	$98,348	$86,148
Amortization of intangibles	(1,789)	(1,264)	(4,299)	(4,112)
Merger-related expenses	(763)	—	(1,792)	—
Noninterest expense used for efficiency ratio	$32,071	$28,514	$92,257	$82,036

Net interest income, tax equivalent(1)	$47,002	$41,462	$126,395	$120,929
Noninterest income	12,588	9,182	36,579	31,224
Investment security gains, net	163	(36)	(272)	(105)
Net revenues used for efficiency ratio	$59,753	$50,608	$162,702	$152,048

Efficiency ratio(2)	53.67%	56.34%	56.70%	53.95%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

Adjusted Allowance for Credit Losses Ratio	September 30, 2022	December 31, 2021
(dollars in thousands)
Loans held for investment, net of unearned income	$3,746,289	$3,245,012
PPP loans	(195)	(30,841)
Core loans	$3,746,094	$3,214,171
Allowance for credit losses	$52,100	$48,700

Allowance for credit losses ratio	1.39%	1.50%
Adjusted allowance for credit losses ratio (1)	1.39%	1.52%
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
Net cash inflows from operating activities were $72.3 million in the first nine months of 2022, compared with $47.2 million in the first nine months of 2021. Net cash outflows from investing activities were $202.5 million in the first nine months of 2022, compared to net cash outflows of $284.1 million in the comparable nine-month period of 2021. Net cash inflows from financing activities in the first nine months of 2022 were $4.8 million, compared with net cash inflows of $292.8 million for the same period of 2021.

To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window
•Federal Home Loan Bank Advances
•FHLB Borrowings
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of September 30, 2022, the Bank maintains several unsecured federal funds lines totaling $155.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window - The Federal Reserve Bank Discount Window is another source of liquidity, particularly during periods of economic uncertainty or stress. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2022, the Bank had municipal securities with an approximate market value of $113.5 million pledged for liquidity purposes, and had a borrowing capacity of $104.3 million. There were no outstanding borrowings through the FRB Discount Window at September 30, 2022.
Federal Home Loan Bank Advances - The Bank has a secured line of credit with the FHLBDM. The principal function of these funds is to maintain short-term liquidity. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes.
FHLB Borrowings - FHLB borrowings provide both a source of liquidity and long-term funding for the Bank. Use of this type of funding is coordinated with both the strategic balance sheet growth projections and interest rate risk profile of the Bank. Factors that are taken into account when contemplating use of FHLB borrowings are the effective interest rate, the collateral requirements, community investment program credits, and the implications and cost of having to purchase incremental FHLB stock. The current FHLB borrowing limit is 45% of total assets. As of September 30, 2022, the Bank had $27.3 million in outstanding FHLB borrowings, leaving $357.4 million available for liquidity needs, based on collateral capacity. These borrowings are secured by various real estate loans (residential, commercial and agricultural).

Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company did not hold any brokered deposits at September 30, 2022.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At September 30, 2022, the Company had $4.0 million of reciprocal time deposits through the CDARS program and $39.3 million of reciprocal non-maturity deposits through the ICS program that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2022.

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

The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points (the effects of which were not meaningful as of December 31, 2021 in the low interest rate environment):

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2022
Dollar change	$1,984	$3,332	$(5,233)	$(10,629)
Percent change	1.2%	2.0%	(3.1)%	(6.4)%
December 31, 2021
Dollar change	N/A	N/A	$(996)	$(2,237)
Percent change	N/A	N/A	(0.7)%	(1.5)%
As of September 30, 2022, 26.7% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 51.9% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 - 31, 2022	14,586	$29.51	14,586	$3,042,363
August 1 - 31, 2022	833	32.92	—	3,042,363
September 1 - 30, 2022	—	—	—	3,042,363
Total	15,419	$29.70	14,586	$3,042,363

(1) Common shares repurchased by the Company during the three months ended September 30, 2022 totaled 14,586 shares repurchased under the share repurchase program, as well as 833 shares surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On June 22, 2021, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. This new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. Since June 23, 2021 and through September 30, 2022, the Company repurchased 403,368 shares of common stock for approximately $12.0 million, leaving $3.0 million available to be repurchased.
Pursuant to the Company’s share repurchase program approved on June 22, 2021, the Company has purchased no shares of common stock subsequent to September 30, 2022 and through November 1, 2022 for a total cost of none inclusive of transaction costs, leaving $3.0 million available to be repurchased.

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws, as Amended of MidWestOne Financial Group, Inc. as of October 18, 2022	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2022

10.1	Letter Agreement which revises the Amended and Restated Employment Agreement between MidWestOne Financial Group, Inc. and Len D. Devaisher, dated September 27, 2022	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 29, 2022

10.2	Employment Agreement between MidWestOne Financial Group, Inc. and Charles N. Reeves, dated November 1, 2022	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 19, 2022

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 3, 2022	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)