Form 10-K
period 2022-12-31
MidWestOne Financial Group, Inc.
filed 2023-03-13
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market of $29.72 on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $464.7 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 9, 2023, was 15,675,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders of MidWestOne Financial Group, Inc. to be held on April 27, 2023, to be filed within 120 days after December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent indicated in such part.

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

ABTW	American Bank and Trust-Wisconsin of Cuba City, Wisconsin	FHLB	Federal Home Loan Bank
ACL	Allowance for Credit Losses	FHLBC	Federal Home Loan Bank of Chicago
AFS	Available for Sale	FHLBDM	Federal Home Loan Bank of Des Moines
AOCI	Accumulated Other Comprehensive Income	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNBF	First National Bank in Fairfield
ASU	Accounting Standards Update	FNBM	First National Bank of Muscatine
ATB	ATBancorp	FNMA	Federal National Mortgage Association
ATM	Automated Teller Machine	FRB or Federal Reserve	Board of Governors of the Federal Reserve System
ATSB	American Trust & Savings Bank of Dubuque, Iowa	GAAP	U.S. Generally Accepted Accounting Principles
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GLBA	Gramm-Leach-Bliley Act of 1999
BHCA	Bank Holding Company Act of 1956, as amended	GNMA	Government National Mortgage Association
BOLI	Bank-Owned Life Insurance	HTM	Held to Maturity
CAA	Consolidated Appropriations Act, 2021	IOFB	Iowa First Bancshares Corp.
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LIBOR	The London Inter-bank Offered Rate
CDARS	Certificate of Deposit Account Registry Service	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	PCD	Purchased Financial Assets with Credit Deterioration
CMO	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease 2019	PRSUs	Performance-Based Restricted Stock Unit Awards
CRA	Community Reinvestment Act	ROU	Right-of-Use
CRE	Commercial Real Estate	RPA	Credit Risk Participation Agreement
DCF	Discounted Cash Flow Method	RRE	Residential Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SBA	U.S. Small Business Administration
ESOP	Employee Stock Ownership Plan	SEC	U.S. Securities and Exchange Commission
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
FASB	Financial Accounting Standards Board	TDR	Troubled Debt Restructuring
FDIC	Federal Deposit Insurance Corporation	TRSUs	Time-Based Restricted Stock Unit Awards

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
•credit quality deterioration, pronounced and sustained reduction in real estate market values, or other uncertainties, including the impact of inflationary pressures on economic conditions and our business, resulting in an increase in the allowance for credit losses, an increase in the credit loss expense, and a reduction in net earnings;
•the effects of actual and expected increases in inflation and interest rates, including on our net income and the value of our securities portfolio;
•changes in the economic environment, competition, or other factors that may affect our ability to acquire loans or influence the anticipated growth rate of loans and deposits and the quality of the loan portfolio and loan and deposit pricing;
•fluctuations in the value of our investment securities portfolio, which has experienced unrealized losses as a result of rising interest rates;
•governmental monetary and fiscal policies;
•changes in and uncertainty related to benchmark interest rates used to price loans and deposits, including the expected elimination of LIBOR and the adoption of a substitute;
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
•the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, financial technology companies, digital asset service providers, and other financial institutions operating in our markets or elsewhere or providing similar services;
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
•changes in general economic, political, or industry conditions, nationally, internationally or in the communities in which we conduct businesss;
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
•effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, our customers, employees and supply chain; and
•other factors and risks described under “Risk Factors” in this Form 10-K and in other reports we file with the SEC.

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
The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, debit cards, ATMs, and safe deposit boxes. The Bank offers its products and services primarily through its network of full-service banking offices, including 35 banking offices located throughout central and eastern Iowa, 12 banking offices located principally in the Minneapolis/St. Paul metropolitan area in Minnesota, 7 banking offices in southwestern Wisconsin, one banking office in each of Naples and Fort Myers, Florida, and one banking office in Denver, Colorado. The Bank also has a trust department through which it offers services including the administration of estates, personal trusts, and conservatorships and the management of real property. Finally, the Bank’s investments services department offers financial planning, investment advisory, and retail securities brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).
As of December 31, 2022, we had total assets of $6.58 billion, total loans, net of unearned income, of $3.84 billion, total deposits of $5.47 billion, and shareholders’ equity of $492.8 million.
Recent Developments
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2022, commercial and industrial loans comprised approximately 27.5% of our total loan portfolio.
Commercial Real Estate Loans
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. As of December 31, 2022, commercial real estate loans constituted approximately 51.6% of our total loan portfolio.
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction and development loans generally have a short term, such as one to two years. As of December 31, 2022, construction and development loans constituted approximately 7.1% of our total loan portfolio.
Farmland. We offer agricultural mortgage loans to our agricultural customers for the acquisition of real estate used in their business, generally farmland. As of December 31, 2022, farmland loans represented approximately 4.8% of our total loan portfolio.
Multifamily. We offer mortgage loans to real estate investors for the acquisition of multifamily (apartment) buildings. As of December 31, 2022, multifamily loans represented approximately 6.6% of our total loan portfolio.
Commercial real estate-other. We offer commercial mortgage loans for the acquisition of real estate used in the customer’s business, such as offices, warehouses, and production facilities. As of December 31, 2022, commercial real estate-other loans represented approximately 33.1% of our total loan portfolio.
Residential Real Estate Loans
Residential mortgage comprised approximately 15.9% of our total loan portfolio at December 31, 2022. Included in this category are home equity loans made to individuals. We generally retain short-term residential mortgage loans that we originate for our own portfolio and sell most long-term residential mortgage loans to other parties, while retaining servicing rights on the majority of such loans. At December 31, 2022, we serviced approximately $991.5 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.

Agricultural Loans
Agricultural loans comprised approximately 3.0% of our total loan portfolio at December 31, 2022. Agricultural loans, most of which are secured by crops, livestock and machinery, are generally provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control, including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.
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
Consumer Lending
Our consumer lending department provides many types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2022, consumer loans comprised 2.0% of our total loan portfolio.
Other Products and Services
Deposit Products
We offer competitive deposit products and programs that address the needs of customers in each of the local markets that we serve. The deposit products are offered to individuals, nonprofit organizations, partnerships, small businesses, corporations and public entities. These products include noninterest bearing and interest bearing demand deposits, savings accounts, money market accounts and time deposits. Approximately 88.5% of our total deposits were considered “core” deposits as of December 31, 2022, compared to 91.8% at December 31, 2021. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and non-reciprocal brokered money market deposits.
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
Liquidity and Funding
We depend on deposits and external financing sources to fund our operations. We employ a variety of financing arrangements, including brokered deposits, term debt, subordinated debt, and equity. A discussion of our liquidity and funding programs has been included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under “Liquidity,” and Item 7A. Quantitative and Qualitative Disclosures About Market Risk under “Liquidity Risk.”
Competition
The banking business and related financial service providers operate in a highly competitive market. The Company competes with other commercial banks, thrifts, credit unions, stockbrokers, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agriculture-related lenders. Some of these competitors are local, while others are statewide, regional or nationwide. In addition, financial technology companies and digital asset service providers are emerging in key areas of banking. We compete for deposits, loans, and other financial services through the range and quality of services we provide, with an emphasis on building long-lasting relationships.

Human Capital Resources
MidWestOne is built on a long-standing tradition of striving to be a great place to work and providing exceptional service to our customers and the communities we serve. MidWestOne believes that community banking is a relationship-driven business, which is why we have bankers at a local level who know and serve our customers with a personalized approach. Just as we value and strive to serve our customers in each of our communities, we deem our relationship with our employees to be vital to our ongoing success. To carry on our commitment to our customers and stakeholders, recruitment, development, and retention of top talent is a critical component to our success. Building and maintaining strong human capital capabilities and enhancing our culture requires strategies focused on talent development, employee engagement and recognition, total compensation, and Diversity, Equity, Inclusion, and Belonging (“DEIB”).

Demographics: As of December 31, 2022, the Company employed 811 full and part-time employees. Our workforce is in the following geographical regions: Iowa; the Minneapolis/St. Paul metropolitan area and its respective outer rim communities in Minnesota and northwest Wisconsin; southwest Wisconsin; Denver, Colorado; and southwest Florida.

Learning & Development: The Company’s operating principle of “Learn Constantly So We Continually Improve” reflects our ongoing commitment to developing all employees. We leverage formal and informal development programs to identify, cultivate, and retain a highly skilled workforce. We provide internally designed learning programs to address onboarding, management, and leadership development needs. We commit resources for participation in Graduate and State Banking schools, business line specific education and certifications, and industry peer groups. The Company supports and reinforces the learning with experience-based assignments, mentorship, project teams, and department training, and community involvement initiatives.

Feedback & Recognition: An important element of MidWestOne’s culture is recognizing and celebrating the success of our individual employees, teams, and the collective business. Peer to peer and leader recognition occurs regularly through multiple avenues, including our all-company monthly “One Call” and our annual “Rally Day” event. MidWestOne celebrated our tenth consecutive year of being named by our associates as a Top Workplace in Iowa. The Company welcomes and values feedback from our associates to improve our work environment and to position the Company as an employer of choice. For the second consecutive year Newsweek Magazine named MidWestOne Bank one of America’s Best Banks and the Best Small Bank in Iowa.

Compensation and Benefits: The Company provides a competitive total compensation package based upon industry best practices and comparative market data. Our compensation programs include base salary and incentive compensation opportunities, including product and service referral incentives, business line and management incentive plans, an equity incentive plan, a company profit-sharing program, and spot incentives. We also provide a complete benefit suite, including healthcare and insurance benefits, health savings and flexible spending accounts, an employee stock ownership program, 401(k) plan match funding, paid time off, and family leave options for all life stages. We offer an employee assistance program, wellness program, and educational assistance, including student loan debt reduction and tuition reimbursement. These programs are designed to attract and retain top talent, reward excellent performance, and motivate teams to drive the achievement of the Company’s financial performance objectives and aligned performance goals in a balanced, risk-based manner.

Diversity, Equity, and Inclusion: MidWestOne is committed to fostering a culture of DEIB. We participate in the voluntary FDIC Diversity Self-Assessment and report our Affirmative Action Compliance Program results. R.I.S.E. (“Retention. Innovation. Support. Empowerment.”) serves as an umbrella strategy that drives our commitment to achieving our workforce DEIB initiatives, and it also provides a framework for our approach to the acquisition of new talent and to embracing the full potential of our workforce. R.I.S.E. reflects the Company’s operating principles and commitment to a workforce centered on respect and belonging.

To lead our efforts forward, we have a Diversity & Inclusion Officer, a R.I.S.E. Leadership Council, and a R.I.S.E. Advisory Council of employees across our footprint. We will further develop DEIB initiatives through internal feedback, learning and development, our employee resource groups, and other programming. We believe that our efforts are critical to allowing our employees and leaders to better understand, serve, and support our client base and the communities we serve.

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

As of December 31, 2022: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2022, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.

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

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its increases in the targeted federal funds rate throughout 2022. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

The reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. Prior to the COVID-19 pandemic, the reserve ratio briefly exceeded the statutory threshold, but, because of extraordinary insured deposit growth caused by an unprecedented inflow of deposits during the pandemic, the reserve ratio fell below 1.35% and continues to be below the threshold. The FDIC staff closely monitors the factors that affect the reserve ratio, and, in order to raise the reserve ratio to 1.35 % by September 30, 2028, the FDIC increased the initial deposit insurance rates by two basis points, beginning with the first quarterly assessment period of the 2023 assessment. As a result of this change, the Bank’s FDIC insurance assessment will increase beginning in 2023.

The DIF balance was approximately $125.5 billion on September 30, 2022, up $1.0 billion from the end of the second quarter. The reserve ratio remained at 1.26%, as growth in the fund balance kept pace with growth in insured deposits. The FDIC staff continues to closely monitor the factors that affect the reserve ratio, and any change could impact FDIC assessments.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2022, the Bank paid supervisory assessments to the Iowa Division totaling approximately $166,000.

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

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2022. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

During the past decade, the bank regulatory agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking institution including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2023 are discussed in “Item 1.A. Risk Factors” section. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls.

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

In May 2022, the bank regulatory agencies issued a notice of proposed rulemaking called the Joint Proposal to Strengthen and Modernize Community Reinvestment Act Regulations (the “CRA Proposal”). The CRA Proposal is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Proposal as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and under–served rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. A final rule has not yet been issued.

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

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2022, the Bank did not exceed these guidelines.

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

The COVID-19 pandemic could continue to have adverse effects on our business.

The COVID-19 pandemic has had a significant economic impact on the communities in which we operate, our borrowers and depositors, and the national economy generally. These effects have diminished in the past year, but future developments and uncertainties will be difficult to predict, such as the potential emergence of a new variant, the course of the pandemic in China and other major economies, the persistence of pandemic-related work and lifestyle changes, changes in consumer preferences associated with the emergence of the pandemic, and other market disruptions. Any such developments could have a complex and negative effect on our business, including with respect to the prevailing economic environment, our lending and investment activities, and our business operations.

Continued elevated levels of inflation could adversely impact our business, results of operations and financial condition.

The United States has recently experienced elevated levels of inflation, with the consumer price index climbing approximately 6.5% in 2022. Continued levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. For example, while we generally expect any inflation-related increases in our interest expense to be offset by increases in our interest revenue, inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment could adversely affect our business, such as changes to monetary and fiscal policies.

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

The Federal Reserve throughout 2022 has raised interest rates, tapered its quantitative easing program, and reduced its balance sheet of bonds and other assets, with a goal of avoiding abrupt or unpredictable changes in economic or financial conditions so as not to disrupt the financial systems, also known as “shocks;” despite this, the impact of these changes cannot be certain. Vulnerabilities in the financial system can amplify the impact of an initial shock following rate increases, potentially leading to unintended volatility, as well to disruptions in the provision of financial services, such as clearing payments, the provision of liquidity, and the availability of credit. Furthermore, asset liquidation pressures can be amplified by liquidity mismatches and the leverage of certain non-bank financial intermediaries such as hedge funds. The financial crisis in March 2020 also demonstrated that pressures on dealer intermediation can limit the availability of liquidity during times of market stress. Given the interconnectedness of the global financial system, these vulnerabilities could impact the Company’s business operations and financial condition.

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

Beginning in March 2022 the Federal Reserve made a series of significant increases to the target Federal Funds rate as part of an effort to combat elevated levels of inflation affecting the U.S. economy, which is expected to continue in the near term. This has helped drive a significant increase in prevailing interest rates and, while this increased our net interest income, it also harmed the value of our securities portfolio, which had $108.2 million in net unrealized losses from available-for-sale investment securities at December 31, 2022, which has negatively affected our tangible book value. Higher interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the war in Ukraine and resulting disruptions in the global energy market, the effects of the pandemic in China, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal

Reserve and other central banks may raise interest rates too much, thereby limiting economic growth and potentially causing an economic recession. This could decrease loan demand, harm the credit characteristics of our existing loan portfolio and decrease the value of collateral securing loans in the portfolio.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are subject to risk concerning the discontinuance of LIBOR.

LIBOR represents the interest rate at which banks offer to lend funds to one another in the international interbank market for short-term loans. On July 27, 2017, the U.K. Financial Conduct Authority announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR rates after 2021. In March 2022, the U.S. Government enacted the Adjustable Interest Rate (LIBOR) Act to provide a smooth transition for contracts that reference LIBOR, but have no clearly defined replacement benchmark rate. Under the LIBOR Act, such contracts will transition to the applicable reference rates recommended by the FRB on June 30, 2023 (LIBOR replacement date). On December 16, 2022, the FRB published a final rule setting forth the replacement benchmark rates that will replace LIBOR on the LIBOR replacement date pursuant to the LIBOR Act. Such recommendations by the FRB included the use of varying SOFR rates for derivatives and other financial contracts that are currently indexed to LIBOR.

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

As of December 31, 2022, the fair value of our securities portfolio was approximately $2.08 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could result in the recognition of a loss through earnings. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

At December 31, 2022, we had $108.2 million in net unrealized losses in our debt securities available for sale portfolio and $204.5 million in net unrealized losses in our held to maturity debt securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities. Our securities portfolio has an average duration of 4.9 years, so we expect an increase in realized losses if interest rates continue to increase in 2023.

Weather-related events and other natural disasters, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.

A significant portion of our operations are located in areas that are susceptible to floods, droughts, tornadoes and other severe weather events. Severe weather events, such as the August 2020 Midwest derecho and Hurricane Ian in 2022, could cause disruptions to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of weather-related events are difficult to predict and may be exacerbated by global climate change.

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
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were approximately 51.6% of our total loan portfolio as of December 31, 2022. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, the repayment of the commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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
Commercial, industrial and agricultural loans (including credit cards and commercially related overdrafts) were approximately 30.5% of our total loan portfolio as of December 31, 2022. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

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

We establish our allowance for credit losses at a level considered appropriate by management to absorb current expected credit losses based on an analysis of the portfolio, market environment and other factors we deem relevant. The allowance for credit losses represents our estimate of current expected losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains an allocation for loans specifically evaluated, as well as loans collectively evaluated. Additions to the allowance for credit losses, are estimated through the current expected credit loss model, which reflects current and forecasted conditions. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management has established an allowance for credit losses it believes is adequate to absorb current expected credit losses, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for credit losses. Higher loan losses could arise for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. At December 31, 2022, our allowance for credit losses as a percentage of total loans held for investment, net was 1.28% and as a percentage of nonaccrual loans was approximately 322.50%. An increase in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative impact on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2022, our nonperforming loans, which includes nonaccrual loans and loans past due 90 days or more and still accruing interest, totaled $15.8 million, or 0.41% of our loan portfolio. Our nonperforming assets, which include nonperforming loans plus foreclosed assets, net, totaled $15.9 million, or 0.24% of total assets.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of customer deposits. Deposit balances can decrease when customers perceive alternative investments, such as money market funds, treasury securities, and certificates of deposit at other financial institutions as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other, potentially higher cost funding alternatives. Other primary sources of funds consist of cash from operations, investment securities maturities and sales, and funds from sales of our stock. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the FHLB. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

At December 31, 2022, our average borrowed funds increased to $372.1 million, compared to $370.2 million at December 31, 2021. As a result, our cost of funds increased, which resulted in a decline in our net interest margin in 2022 compared to 2021, that was partially offset by higher interest earning asset yields.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. In order to accommodate future capital needs, we maintain a universal shelf registration statement, which allows for future sale up to $100 million of securities. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. If we were required to raise additional capital in the current interest rate environment, we believe the pricing and other terms investors may require in such an offering may not be attractive to us. Accordingly, we cannot assure you of our ability to raise additional capital, if needed or desired, on terms acceptable to us. If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.

Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for, and valuation of, these types of securities.
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2022, we had $824.1 million of municipal securities, which represented 36.1% of our total securities portfolio, based upon recorded values. Following the onset of the financial crisis, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.

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

As of December 31, 2022, we had $42.1 million of junior subordinated debentures held by five statutory business trusts that we control. Interest payments on the debentures, which totaled $1.9 million for the year ended December 31, 2022, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.
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

We plan to continue to grow our businesses organically but remain open to considering potential bank or other acquisition opportunities, in addition to this year’s acquisition of IOFB, that make financial and strategic sense. In the event that we do pursue acquisitions, we may fail to realize some or all of the anticipated transaction benefits. Acquisition activities could be material to our business and involve a number of risks, including the following:

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

Changes in tax laws at national or state levels, such as the new 1.0% excise tax on stock buybacks for publicly traded companies, could have an effect on the Company’s short-term and long-term earnings. Changes in tax laws could affect the Company’s earnings as well as its customers’ financial positions, or both. Changes in tax laws could also require the revaluation of the Company’s net deferred tax position, which could have a material adverse effect on our results of operations and financial condition. In addition, current portions of the Company’s net deferred tax assets relate to tax-effected state net operating loss carry-forwards, the utilization of which may be further limited in the event of certain material changes in the Company’s ownership.

Operational Risks

We face the risk of possible future goodwill impairment.
In 2020, based upon the Company’s interim goodwill assessment as of September 30, 2020, we concluded that an impairment of goodwill existed, and we incurred a $31.5 million goodwill impairment charge We will be required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in additional goodwill impairment charges. Any future goodwill impairment charge on the current goodwill balance, or future goodwill arising out of acquisitions that we are required to take, could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and competitive local labor market. A sustained labor shortage or increased turnover rates within our employee base and also within our third-party vendors could lead to increased costs, such as increased compensation expense to attract and retain employees. In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, could have a material adverse impact on our business, results of operations and financial condition.

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

The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we do not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings in question. Accordingly, our ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect our financial condition and results of operations.

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
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 17.9% of our outstanding common stock. In addition, certain MidWestOne shareholders that previously owned ATBancorp collectively control approximately 21.0% of our outstanding common stock. These shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the Nasdaq Global Select Market.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.    PROPERTIES.
The Company’s principal location is our corporate headquarters located at 102 South Clinton Street, Iowa City, Iowa. We own or lease other banking offices and operating facilities located throughout central and eastern Iowa, the Minneapolis / St. Paul metropolitan area of Minnesota, southwestern Wisconsin, Naples and Fort Myers Florida, and Denver, Colorado. The number of banking offices per state at December 31, 2022 is detailed in the following table:

Number of Banking Offices
Iowa banking offices	35
Minnesota banking offices	12
Wisconsin banking offices	7
Florida banking offices	2
Colorado banking offices	1
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Marketplace Designation and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “MOFG.” As of March 1, 2023, there were 15,675,325 shares of common stock outstanding held by approximately 423 holders of record. Additionally, there are an estimated 4,393 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.

Issuer Purchases of Equity Securities
The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2022:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 - 31, 2022	—	$—	—	$3,042,363
November 1 - 30, 2022	207	35.14	—	3,042,363
December 1 - 31, 2022	—	—	—	3,042,363
Total	207	$35.14	—	$3,042,363

(1)The Company repurchased no common shares during the three months ended December 31, 2022, while 207 shares were surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On June 22, 2021, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. This new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. Since June 23, 2021 and through December 31, 2022, the Company repurchased 403,368 shares of common stock for approximately $12.0 million, leaving $3.0 million available to be repurchased.

Performance Graph
The following table compares MidWestOne’s performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index for the five years ended December 31, 2022.
MidWestOne Financial Group, Inc.

Total Return Performance
250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
MidWestOne Financial Group, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks - Midwest Region Index

	At
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
MidWestOne Financial Group, Inc.	$100.00	$75.88	$113.69	$79.93	$108.81	$109.99
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. BMI Banks - Midwest Region Index	100.00	85.39	111.10	95.52	126.19	108.91
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
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This section should be read in conjunction with the following parts of this Form 10-K: Part I, Item 1 “Business.”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 8 “Financial Statements and Supplementary Data,” For a discussion on the comparison of results of operations for the years ended December 31, 2021 and 2020, refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 10, 2022.

Overview

We are headquartered in Iowa City, Iowa, and are a bank holding company under the BHCA that has elected to be a financial holding company. We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa. On June 9, 2022, the Company acquired IOFB, a bank holding company whose wholly-owned banking subsidiaries were FNBM and FNBF, community banks located in Muscatine and Fairfield, Iowa, respectively.

The Bank operates a total of 57 banking offices, which are located throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, southwestern Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle digital payments, online and mobile banking, credit and debit cards, ATMs, and safe deposit boxes. The Bank also has a trust department through which it offers services including the administration of estates, personal trusts, and conservatorships and the management of real property. Finally, the Bank’s investment services department offers financial planning, investment advisory, and retail securities brokerage services (the latter of which is provided through an agreement with a third-party registered broker-dealer).

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

Financial Summary

The Company reported net income for the year ended December 31, 2022 of $60.8 million, a decrease of $8.7 million, or 12.4%, compared to $69.5 million of net income for 2021, with diluted earnings per share of $3.87 and $4.37 for the respective annual periods.

The period as of December 31, 2022 and for the year then ended was also highlighted by the following results:

Balance Sheet:

•Total assets increased to $6.58 billion at December 31, 2022 from $6.03 billion at December 31, 2021, with the completion of the IOFB acquisition in the second quarter of 2022 contributing largely to this increase.
•At December 31, 2022 the total amount of held to maturity debt securities was $1.13 billion and the total amount of debt securities available for sale was $1.15 billion. There were no held to maturity debt securities at December 31, 2021, while the total amount of the debt securities available for sale was $2.29 billion.
•Gross loans held for investment increased $602.6 million, from $3.25 billion at December 31, 2021, to $3.85 billion at December 31, 2022. This increase was primarily driven by the loans acquired in the IOFB acquisition, coupled with organic loan growth and increased revolving line of credit utilization.
•The allowance for credit losses was $49.2 million, or 1.28% of total loans as of December 31, 2022, compared with $48.7 million, or 1.50% of total loans, at December 31, 2021.
•Nonperforming assets declined $16.0 million, from $31.9 million at December 31, 2021, to $15.9 million at December 31, 2022.
•Total deposits increased $354.4 million from $5.11 billion at December 31, 2021, to $5.47 billion at December 31, 2022. This increase was primarily due to the close of the IOFB acquisition during the second quarter of 2022.
•Short-term borrowings increased to $391.9 million at December 31, 2022 from $181.4 million at December 31, 2021, while long-term debt decreased to $139.2 million at December 31, 2022 from $154.9 million at December 31, 2021.

•The Company is well-capitalized with a total risk-based capital ratio of 12.07% at December 31, 2022.

Income Statement:

•Net interest income increased $10.1 million, from $156.3 million for the year ended December 31, 2021, to $166.4 million for the year ended December 31, 2022, while tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) increased $10.4 million, from $160.9 million for the year ended December 31, 2021, to $171.3 million for the year ended December 31, 2022. The increase in tax equivalent net interest income was due primarily to an increase of $12.6 million, or 33%, in interest income earned from investment securities, which stemmed from the higher yield and volume of such securities, coupled with an increase of $7.7 million, or 5%, in loan interest income, which reflected higher loan volume from the IOFB acquisition and organic loan growth, coupled with an increase in loan yield. Partially offsetting these increases was an increase in interest expense from interest bearing deposits and borrowed funds of $7.0 million and $2.9 million, respectively, which stemmed from higher funding costs and volumes.
•Credit loss expense of $4.5 million during 2022 compared with credit loss benefit of $7.3 million in 2021, which was primarily attributable to loan growth.
•Noninterest income increased $5.1 million, from $42.5 million for the year ended December 31, 2021, to $47.5 million for the year ended December 31, 2022. The largest drivers of the increase were other revenue, which included a $3.8 million bargain purchase gain recognized in connection with the IOFB acquisition, and service charges and fees, partially offset by a reduction in loan revenue.
•Noninterest expense increased $16.2 million, from $116.6 million for the year ended December 31, 2021, to $132.8 million for the year ended December 31, 2022 due to increases in all noninterest expense categories, except communications and foreclosed assets, net. These increases primarily reflected costs associated with the acquisition of IOFB, including merger-related expenses, coupled with normal annual salary and employee benefit increases, a decline in the benefit received from loan origination costs, elevated legal expenses related to litigation, loan legal expenses and executive recruitment, in addition to an increase in occupancy expense stemming from the write-down of fixed assets transferred to held for sale.

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

Accounting for Business Combinations
In June 2022, we completed the acquisition of IOFB, which generated significant amounts of fair value adjustments to assets and liabilities, such as: valuation of the acquired PCD and non-PCD loan portfolio, core deposit intangible, fixed-term deposits, and real property. The fair value adjustments assigned to assets and liabilities, as well as their related useful lives, are subject to judgment and estimation by our management. Valuation of intangible assets is generally based on the estimated cash flows related to those assets, while the initial value assigned to goodwill is the residual of the purchase price over the fair value of all identifiable assets acquired and liabilities assumed. When amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Useful lives are determined based on the expected future period of the benefit of the asset or liability, the assessment of which considers various characteristics of the asset or liability, including the historical cash flows. Due to the number of estimates involved, we have identified accounting for business combinations as a critical accounting policy.
Goodwill and Other Intangible Assets
Goodwill and intangible assets arise from business combinations. Goodwill represented $62.5 million of our $6.58 billion total assets at December 31, 2022. Under the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is tested at least annually for impairment. The Company’s annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. We review goodwill for impairment annually during the fourth quarter and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.
No goodwill impairment charge was recorded in 2022 and 2021 as a result of the Company’s internal assessment. In 2020, due to the economic impact that COVID-19 had on the Company, management concluded that factors, such as the decline in macroeconomic conditions and a sustained decrease in share price, led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020. As a result of the interim assessment, the Company recorded a goodwill impairment charge of $31.5 million as its estimated fair value was less than its book value on that date.
Other intangible assets represented $30.3 million of our $6.58 billion total assets at December 31, 2022. The accounting for a recognized intangible asset is based on its useful life to the Company. An intangible asset with a finite useful life is amortized over its estimated useful life to the Company; an intangible asset with an indefinite useful life is not amortized but rather is tested at least annually for impairment. The intangible assets with finite lives reflected on our financial statements relate to core deposit relationships, trade name, and customer lists. The initial and subsequent measurements of intangible assets involve the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We also assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 7. Goodwill and Intangible Assets to our consolidated financial statements for additional information related to our intangible assets.

Results of Operations

Summary

	As of or For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020
Net Interest Income	$166,358	$156,281	$152,964
Noninterest Income	47,519	42,453	38,620
Total Revenue, Net of Interest Expense	213,877	198,734	191,584
Credit Loss (Benefit) Expense	4,492	(7,336)	28,369
Noninterest Expense	132,788	116,592	149,893
Income Before Income Tax Expense	76,597	89,478	13,322
Income Tax Expense	15,762	19,992	6,699
Net Income	$60,835	$69,486	$6,623
Diluted Earnings Per Share	$3.87	$4.37	$0.41

Return on Average Assets	0.97%	1.20%	0.13%
Return on Average Equity	12.16	13.18	1.28
Return on Average Tangible Equity(1)	15.89	16.63	10.80
Efficiency Ratio(1)	56.98	54.65	56.92
Dividend Payout Ratio	24.42	20.55	214.63
Common Equity Ratio	7.49	8.75	9.27
Tangible Common Equity Ratio(1)	6.17	7.49	7.82
Book Value per Share	$31.54	$33.66	$32.17
Tangible Book Value per Share(1)	$25.60	$28.40	$26.69
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

	Year ended December 31,
	2022			2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,511,192	$150,791	4.29%	$3,362,488	$143,141	4.26%	$3,551,945	$160,752	4.53%
Taxable investment securities	1,891,234	39,019	2.06	1,577,146	25,692	1.63	797,954	17,610	2.21
Tax-exempt investment securities (2)(4)	435,907	11,788	2.70	463,526	12,468	2.69	342,000	10,395	3.04
Total securities held for investment (2)	2,327,141	50,807	2.18	2,040,672	38,160	1.87	1,139,954	28,005	2.46
Other	20,827	77	0.37	52,617	91	0.17	73,255	262	0.36
Total interest earning assets (2)	$5,859,160	$201,675	3.44%	$5,455,777	$181,392	3.32%	$4,765,154	$189,019	3.97%
Other assets	385,124			324,779			370,687
Total assets	$6,244,284			$5,780,556			$5,135,841
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest checking deposits	$1,640,303	$5,416	0.33%	$1,440,585	$4,208	0.29%	$1,108,997	$4,435	0.40%
Money market deposits	992,390	4,707	0.47	946,784	2,006	0.21	844,137	3,696	0.44
Savings deposits	674,846	1,169	0.17	594,543	1,210	0.20	454,000	1,386	0.31
Time deposits	925,592	8,953	0.97	882,271	5,774	0.65	945,234	14,402	1.52
Total interest bearing deposits	4,233,131	20,245	0.48	3,864,183	13,198	0.34	3,352,368	23,919	0.71
Securities sold under agreements to repurchase	152,466	872	0.57	176,606	436	0.25	150,557	774	0.51
Federal funds purchased	237	10	4.22	8	—	—	51	1	1.96
Other short-term borrowings	70,492	2,188	3.10	15,143	115	0.76	6,738	139	2.06
Total short-term borrowings	223,195	3,070	1.38	191,757	551	0.29	157,346	914	0.58
Long-term debt	148,863	7,086	4.76	178,395	6,736	3.78	220,448	6,990	3.17
Total borrowed funds	372,058	10,156	2.73	370,152	7,287	1.97	377,794	7,904	2.09
Total interest-bearing liabilities	$4,605,189	$30,401	0.66%	$4,234,335	$20,485	0.48%	$3,730,162	$31,823	0.85%
Noninterest bearing deposits	1,075,918			974,044			832,038
Other liabilities	62,706			45,141			58,186
Shareholders’ equity	500,471			527,036			515,455
Total liabilities and shareholders’ equity	$6,244,284			$5,780,556			$5,135,841

Net interest income (2)		$171,274			$160,907			$157,196
Net interest spread (2)			2.78%			2.84%			3.12%
Net interest margin (2)			2.92%			2.95%			3.30%

Total deposits (5)	$5,309,049	$20,245	0.38%	$4,838,227	$13,198	0.27%	$4,184,406	$23,919	0.57%
Cost of funds (6)			0.54%			0.39%			0.70%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $0.8 million, $11.2 million, and $4.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Loan purchase discount accretion was $4.6 million, $3.3 million, and $9.1 million for the years ended December 31, 2022, 2021 and 2020. Tax equivalent adjustments were $2.5 million, $2.1 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $2.4 million, $2.5 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The federal statutory tax rate utilized was 21%.

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

	Years Ended December 31, 2022, 2021, and 2020
	Year 2022 to 2021 Change due to			Year 2021 to 2020 Change due to
(dollars in thousands)	Volume	Yield/Cost	Net	Volume	Yield/Cost	Net
Increase (decrease) in interest income
Loans, including fees(1)	$6,377	$1,273	$7,650	$(8,333)	$(9,278)	$(17,611)
Taxable investment securities	5,700	7,627	13,327	13,645	(5,563)	8,082
Tax-exempt investment securities (1)	(747)	67	(680)	3,373	(1,300)	2,073
Total securities held for investment (1)	4,953	7,694	12,647	17,018	(6,863)	10,155
Other	(77)	63	(14)	(61)	(110)	(171)
Change in interest income (1)	11,253	9,030	20,283	8,624	(16,251)	(7,627)
Increase (decrease) in interest expense
Interest checking deposits	620	588	1,208	1,138	(1,365)	(227)
Money market deposits	102	2,599	2,701	412	(2,102)	(1,690)
Savings deposits	150	(191)	(41)	383	(559)	(176)
Time deposits	297	2,882	3,179	(902)	(7,726)	(8,628)
Total interest bearing deposits	1,169	5,878	7,047	1,031	(11,752)	(10,721)
Securities sold under agreements to repurchase	(67)	503	436	116	(454)	(338)
Federal funds purchased	—	10	10	—	(1)	(1)
Other short-term borrowings	1,125	948	2,073	101	(125)	(24)
Total short-term borrowings	1,058	1,461	2,519	217	(580)	(363)
Long-term debt	(1,229)	1,579	350	(1,460)	1,206	(254)
Total borrowed funds	(171)	3,040	2,869	(1,243)	626	(617)
Change in interest expense	998	8,918	9,916	(212)	(11,126)	(11,338)
Change in net interest income (1)	$10,255	$112	$10,367	$8,836	$(5,125)	$3,711
Percentage increase (decrease) in net interest income over prior period			6.4%			2.4%
(1) Tax equivalent

When compared to the year ended December 31, 2021, our tax equivalent net interest income for the year ended December 31, 2022 increased to $171.3 million from $160.9 million, due primarily to an increase of $20.3 million, or 11%, in interest income, which was partially offset by an increase of $9.9 million, or 48%, in interest expense. The change in interest income reflected an increase of $12.6 million, or 33%, in interest income earned from investment securities, which stemmed from the higher yield and volume of such securities, coupled with an increase of $7.7 million, or 5%, in loan interest income, which reflected higher loan volume from the IOFB acquisition and organic loan growth, coupled with an increase in loan yield. The change in interest expense reflected increases in interest paid on interest bearing deposits and borrowed funds of $7.0 million and $2.9 million, respectively, due to higher costs and volumes.

Tax equivalent net interest margin for the year ended December 31, 2022 declined to 2.92%, from 2.95% for the year ended December 31, 2021, driven by higher funding costs, partially offset by higher interest earning asset yields. The cost of interest bearing liabilities increased 18 basis points to 0.66%, due to interest bearing deposit costs of 0.48%, short-term borrowing costs of 1.38%, and long-term debt costs of 4.76%, which increased 14 basis points, 109 basis points and 98 basis points, respectively from the prior year end. Total interest earning assets yield increased 12 basis points primarily as a result of an increase in securities and loan yields of 31 basis points and 3 basis points, respectively. PPP loan fee accretion and interest increased 2021 loan yields by 17 basis points compared to 2 basis points in 2022.
Credit Loss (Benefit) Expense
Credit loss expense of $4.5 million was recorded in 2022, as compared to a credit loss benefit of $7.3 million in 2021, an increase of $11.8 million, or 161.2% and was primarily attributable to loan growth stemming from the acquisition of IOFB, coupled with growth in the organic loan portfolio. Net loan charge-offs were $6.6 million in the year ended December 31, 2022 as compared to net loan recoveries of $0.4 million in the year ended December 31, 2021. The economic forecasts utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
Noninterest Income
The following table sets forth the various categories of noninterest income for the years ended December 31, 2022, 2021, and 2020.

	For the Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Investment services and trust activities	$11,223	$11,675	$(452)	(3.9)%	$11,675	$9,632	$2,043	21.2%
Service charges and fees	7,477	6,259	1,218	19.5	6,259	6,178	81	1.3
Card revenue	7,210	7,015	195	2.8	7,015	5,719	1,296	22.7
Loan revenue	10,504	12,948	(2,444)	(18.9)	12,948	10,185	2,763	27.1
Bank-owned life insurance	2,305	2,162	143	6.6	2,162	2,226	(64)	(2.9)
Investment securities gains, net	271	242	29	12.0	242	184	58	31.5
Other	8,529	2,152	6,377	296.3	2,152	4,496	(2,344)	(52.1)
Total noninterest income	$47,519	$42,453	$5,066	11.9%	$42,453	$38,620	$3,833	9.9%

Noninterest income for the year ended December 31, 2022 increased $5.1 million, or 11.9%, from $42.5 million during the same period of 2021. The increase was primarily due to increases of $6.4 million and $1.2 million in other revenue and service charges and fees, respectively. The increase in other noninterest income was primarily due to a one-time settlement and a $3.8 million bargain purchase gain recognized in connection with the IOFB acquisition. The increase in service charges and fees was primarily attributable to the additional operations of IOFB since acquisition. The largest offset to the increases above was a $2.4 million reduction in loan revenue, which reflected a decline in the gain on sale of residential mortgage loans as a result of lower mortgage origination volumes, partially offset by an increase in the fair value of our mortgage servicing rights.
Noninterest Expense
The following table sets forth the various categories of noninterest expense for the years ended December 31, 2022, 2021, and 2020.

	For the Year Ended December 31,
(dollars in thousands)	2022	2021	$ Change	% Change	2021	2020	$ Change	% Change
Compensation and employee benefits	$78,103	$69,937	$8,166	11.7%	$69,937	$66,397	$3,540	5.3%
Occupancy expense of premises, net	10,272	9,274	998	10.8	9,274	9,348	(74)	(0.8)
Equipment	8,693	7,816	877	11.2	7,816	7,865	(49)	(0.6)
Legal and professional	8,646	5,256	3,390	64.5	5,256	6,153	(897)	(14.6)
Data processing	5,574	5,216	358	6.9	5,216	5,362	(146)	(2.7)
Marketing	4,272	4,022	250	6.2	4,022	3,815	207	5.4
Amortization of intangibles	6,069	5,357	712	13.3	5,357	6,976	(1,619)	(23.2)
FDIC insurance	1,660	1,572	88	5.6	1,572	1,858	(286)	(15.4)
Communications	1,125	1,332	(207)	(15.5)	1,332	1,746	(414)	(23.7)
Foreclosed assets, net	(18)	233	(251)	(107.7)	233	150	83	55.3
Other	8,392	6,577	1,815	27.6	6,577	8,723	(2,146)	(24.6)
Goodwill impairment	—	—	—	—	—	31,500	(31,500)	N/A
Total noninterest expense	$132,788	$116,592	$16,196	13.9%	$116,592	$149,893	$(33,301)	(22.2)%

	For the Year Ended December 31,
(dollars in thousands)	2022	2021	2020
Merger-related expenses:
Compensation and employee benefits	$471	$—	$—
Occupancy expense of premises, net	1	—	7
Equipment	29	18	—
Legal and professional	948	202	—
Data processing	511	—	44
Marketing	164	2	—
Communications	3	—	—
Other	74	2	10
Total impact of merger-related expenses to noninterest expense	$2,201	$224	$61
Noninterest expense for the year ended December 31, 2022 increased $16.2 million, or 13.9%, from $116.6 million during the same period of 2021. The increase in noninterest expense was due to an increase in all noninterest expense categories, except communications and foreclosed assets, net. These increases primarily reflected costs associated with the acquired operations of IOFB, including merger-related expenses of $2.2 million. Also contributing to the increase in compensation and employee benefits was normal annual salary and employee benefit increases, coupled with a decline of $1.6 million in the benefit from loan origination costs, which are deferred and amortized over the life of the loan to which they relate. This benefit was elevated in the prior year due to costs associated with PPP loan originations. In addition to the identified increases above, occupancy expense also reflected an increase of $0.6 million from the write-down of fixed assets transferred to held for sale, while legal and professional expense reflected elevated legal expenses related to litigation, loan legal expenses, and executive recruitment.
Full-time equivalent employee levels were 784, 731, and 757 at December 31, 2022, 2021 and 2020, respectively.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 20.6% for 2022 compared with 22.3% for 2021. The decline in income tax expense is reflective of the decrease in taxable income, partially offset by the change in tax law in the state of Iowa, which resulted in a one-time income tax expense of $0.8 million stemming from the re-measurement of our deferred tax assets and liabilities. The effective tax rate in 2022 was also impacted by the bargain purchase gain recognized from the IOFB acquisition.

Financial Condition
Following is a table that represents the major categories of the Company’s balance sheet as of the dates indicated:

	December 31,	December 31,
(dollars in thousands)	2022	2021	$ Change	% Change
Assets
Cash and cash equivalents	$86,435	$203,830	$(117,395)	(57.6)%
Loans held for sale	612	12,917	(12,305)	(95.3)
Debt securities available for sale	1,153,547	2,288,110	(1,134,563)	(49.6)
Held to maturity securities at amortized cost	1,129,421	—	1,129,421	nm(1)
Loans held for investment, net of unearned income	3,840,524	3,245,012	595,512	18.4
Allowance for credit losses	(49,200)	(48,700)	(500)	1.0
Total loans held for investment, net	3,791,324	3,196,312	595,012	19.4
Other assets	416,537	323,959	92,578	28.6
Total assets	$6,577,876	$6,025,128	$552,748	9.2%
Liabilities and Shareholders’ Equity
Total deposits	$5,468,942	$5,114,519	$354,423	6.9%
Total borrowings	531,083	336,247	194,836	57.9
Other liabilities	85,058	46,887	38,171	81.4
Total shareholders’ equity	492,793	527,475	(34,682)	(6.6)
Total liabilities and shareholders’ equity	$6,577,876	$6,025,128	$552,748	9.2%
(1) Percentage change is not meaningful.

Debt Securities
The composition of debt securities available for sale and held to maturity was as follows:

	December 31,
(dollars in thousands)	2022		2021
Available for Sale	Balance	% of Total	Balance	% of Total
U.S. Government agencies and corporations	$7,345	0.6%	$266	—%
States and political subdivisions	285,356	24.7	765,742	33.5
Mortgage-backed securities	5,944	0.5	100,626	4.4
Collateralized mortgage obligations	147,193	12.8	768,899	33.6
Corporate debt securities	707,709	61.4	652,577	28.5
Fair value of debt securities available for sale	$1,153,547	100.0%	$2,288,110	100.0%

Held to Maturity
States and political subdivisions	$538,746	47.7%	$—	—%
Mortgage-backed securities	81,032	7.2	—	—
Collateralized mortgage obligations	509,643	45.1	—	—
Amortized cost of debt securities held to maturity	$1,129,421	100.0%	$—	—%

The maturities, fair values and weighted average yields of held to maturity debt securities as of December 31, 2022 were as follows:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity
States and political subdivisions (1)(2)	$4,350	0.73%	$95,692	1.62%	$164,989	1.93%	$185,366	2.02%
Mortgage-backed securities (2)	68	0.84	64	1.10	648	1.45	67,401	1.83
Collateralized mortgage obligations (2)	—	—	1,399	1.27	809	1.39	404,108	1.45
Total held to maturity debt securities	$4,418	4.80%	$97,155	2.48%	$166,446	3.43%	$656,875	2.92%
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
As of December 31, 2022 and 2021, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities issued by government-sponsored enterprises (“GSEs”) such as the Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, Government National Mortgage Corporation and private entities. GSE issues are predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the issuer. The receipt of principal, at par, and interest on these securities is guaranteed by the respective GSE, and as such the Company believes exposure for credit-related losses from its mortgage-backed securities and collateralized mortgage obligations is reduced. Further, the Company owns several privately issued collateralized mortgage obligations. These securities are structured with high levels of credit enhancement and carry the highest ratings from the one or more of the major statistical credit rating agencies. The Company’s holdings of corporate bonds are primarily comprised of securities that are rated in one of the three highest rating categories by at least one of the major statistical credit rating agencies. In evaluating corporate bonds, the company considers each issuers’ financial performance, liquidity, capital position and other company fundamentals in evaluating corporate securities. Similarly, the majority of the Company’s municipal holdings carry ratings in the top three ratings categories of one of the major statistical credit rating agencies. Relating to the Company’s holdings of non-rated municipal bonds, these issuers are predominantly located in the Company’s market area in the upper Midwest. In general, the small issue size of the non-rated bond offerings makes the cost obtaining a credit rating prohibitively expensive, which explains the lack of a credit rating.
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
As of December 31, 2022, there were $0.2 million of gross unrealized gains and $108.4 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $108.2 million. As of December 31, 2022 there were no gross unrealized gains and there was $204.5 million of gross unrealized losses in our held to maturity debt securities for a net unrealized loss of $204.5 million.
Subsequent to December 31, 2022, the Company undertook a balance sheet repositioning related to its debt securities portfolio. Specifically, the Company executed the sale of approximately $231 million in book value of its AFS debt securities for an estimated pre-tax realized loss of approximately $13.2 million. Sale proceeds of $220 million are being redeployed towards paying off existing wholesale borrowings and purchasing higher yielding AFS debt securities, with spread differentials of approximately 180 basis points and 350 basis points, respectively, higher than the securities that were sold. The Company estimates the loss will be recouped within approximately three years. We expect the impact to our Tier 1 leverage ratio will be neutral. The restructuring is expected to be accretive to earnings, net interest margin, return on assets, and tangible common equity in future periods, while providing greater flexibility in managing balance sheet growth and deposit funding.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to our debt securities portfolio.

Loans
The composition of our loan portfolio by type of loan was as follows:

	As of December 31,
	2022		2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Agricultural	$115,320	3.0%	$103,417	3.2%
Commercial and industrial	1,055,162	27.5	902,314	27.8
Commercial real estate	1,980,018	51.6	1,704,541	52.5
Residential real estate	614,428	15.9	466,322	14.4
Consumer	75,596	2.0	68,418	2.1
Loans held for investment, net of unearned income	$3,840,524	100.0%	$3,245,012	100.0%
Loans held for sale	$612		$12,917
Loans held for investment, net of unearned income, increased $595.5 million, or 18.4%, from December 31, 2021 to $3.84 billion, driven primarily by loans acquired in the IOFB acquisition, coupled with organic loan growth and increased revolving line of credit utilization, partially offset by PPP loan forgiveness. As of December 31, 2022, the amortized cost of the outstanding PPP loans totaled $0.1 million, compared to $30.8 million at December 31, 2021. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.21 billion and $1.03 billion as of December 31, 2022 and December 31, 2021, respectively.
Our loan to deposit ratio increased to 70.22% as of December 31, 2022 as compared to 63.45% as of December 31, 2021. The loan to deposit ratio increased when compared to the prior year-end due to the loans acquired in the IOFB acquisition, organic loan growth and increased revolving line of credit utilization, which more than offset the increase in total deposits.
The following table sets forth remaining maturities and rate types of loans at December 31, 2022:

						Maturities Within		Maturities After
						One Year		One Year
	Due Within	Due In	Due In	Due After		Fixed	Variable	Fixed	Variable
(dollars in thousands)	1 Year	1-5 Years	5-15 Years	15 Years	Total	Rates	Rates	Rates	Rates
Agricultural	$72,322	$31,980	$10,259	$759	$115,320	$31,786	$40,536	$36,367	$6,631
Commercial and industrial	156,458	329,787	341,051	227,866	1,055,162	45,031	111,427	591,998	306,706
Commercial real estate:
Construction & development	68,458	148,679	53,403	451	270,991	35,645	32,813	149,891	52,642
Farmland	11,341	81,877	67,230	23,465	183,913	9,498	1,843	134,390	38,182
Multifamily	7,731	99,947	143,130	1,321	252,129	480	7,251	183,096	61,302
Commercial real estate-other	57,498	639,820	542,838	32,829	1,272,985	47,255	10,243	757,912	457,575
Total commercial real estate	145,028	970,323	806,601	58,066	1,980,018	92,878	52,150	1,225,289	609,701
Residential real estate:
One- to four- family first liens	18,941	97,770	100,661	233,838	451,210	14,532	4,409	211,626	220,643
One- to four- family junior liens	3,230	26,622	130,425	2,941	163,218	1,722	1,508	82,927	77,061
Total residential real estate	22,171	124,392	231,086	236,779	614,428	16,254	5,917	294,553	297,704
Consumer	10,151	50,508	14,852	85	75,596	4,983	5,168	64,554	891
Total loans	$406,130	$1,506,990	$1,403,849	$523,555	$3,840,524	$190,932	$215,198	$2,212,761	$1,221,633
Of the $1.44 billion of variable rate loans, approximately $827.6 million, or 57.6%, are subject to interest rate floors, with a weighted average floor rate of 3.81%.

Nonperforming Assets
The following table sets forth information concerning nonperforming assets as of the dates indicated:

	December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans held for investment	$15,256	$31,540
Accruing loans contractually past due 90 days or more	565	—
Total nonperforming loans	15,821	31,540
Foreclosed assets, net	103	357
Total nonperforming assets	$15,924	$31,897

Nonaccrual loans ratio(1)	0.40%	0.97%
Nonperforming loans ratios(2)	0.41%	0.97%
Nonperforming assets ratio(3)	0.24%	0.53%

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
When compared to December 31, 2021, overall asset quality was improved. The nonperforming loans ratio declined 56 basis points from the prior year-end to 0.41%, while the nonperforming assets ratio declined 29 basis points from the prior year-end to 0.24%.
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
If a loan whose terms have been modified in a TDR has gone 90 days or more past due or is placed on nonaccrual status, it is included in the 90 days or more past due or nonaccrual totals. During the year ended December 31, 2022, the Company modified 16 loans that were considered TDRs. See Note 1. Nature of Business and Significant Accounting Policies for additional information on factors considered related to concessions and also for details pertaining to loan modifications that were a result of COVID-19 that were not deemed to be TDRs.
Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	December 31,
	2022		2021
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$923	3.0%	$667	3.2%
Commercial and industrial	22,855	27.5	17,294	27.8
Commercial real estate	20,123	51.5	26,120	52.5
Residential real estate	4,678	16.0	4,010	14.4
Consumer	621	2.0	609	2.1
Total	$49,200	100.0%	$48,700	100.0%

Allowance for credit losses ratio(1)		1.28%		1.50%
Allowance for credit losses to nonaccrual loans ratio(2)		322.50%		154.41%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.

The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Years Ended December 31, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2022
Charge-offs	$(326)	$(2,051)	$(4,328)	$(195)	$(756)	$(7,656)
Recoveries	11	682	160	86	154	1,093
Net (charge-offs) recoveries	$(315)	$(1,369)	$(4,168)	$(109)	$(602)	$(6,563)

Net (charge-off) recovery ratio(1)	(0.01)%	(0.04)%	(0.12)%	—%	(0.02)%	(0.19)%

2021
Charge-offs	$(170)	$(1,015)	$(602)	$(107)	$(438)	$(2,332)
Recoveries	149	1,604	742	88	185	2,768
Net (charge-offs) recoveries	$(21)	$589	$140	$(19)	$(253)	$436

Net (charge-off) recovery ratio(1)	—%	0.02%	—%	—%	(0.01)%	0.01%

(1) Net (charge-off) recovery ratio is calculated as net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of December 31, 2022 was $49.2 million, which was 1.28% of loans held for investment, net of unearned income. This compares with an ACL of $48.7 million as of December 31, 2021, which was 1.50% of loans held for investment, net of unearned income. The ACL at December 31, 2022 and December 31, 2021 does not include a reserve for the PPP loans as they are fully guaranteed by the SBA. The increase in the ACL primarily reflected $3.1 million of credit loss expense related to the acquired IOFB non-PCD loans, in addition to the initial allowance for credit losses of $3.4 million recorded for the IOFB PCD loans acquired, as well as a reserve taken to support loan growth. The liability for off-balance sheet credit exposures totaled $4.8 million, which included $0.2 million of unfunded loan commitments that were established in the IOFB acquisition, as of December 31, 2022 as compared to $4.0 million at December 31, 2021 and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $3.7 million for the year ended December 31, 2022 as compared to a credit loss benefit of $7.2 million for the year ended December 31, 2021. Gross charge-offs for the year ended December 31, 2022 were $7.7 million, while there were $1.1 million in recoveries of previously charged-off loans. The ratio of net loan charge offs to average loans for the year ended December 31, 2022 was 0.19% compared to a net recovery of 0.01% for the year ended December 31, 2021.
Economic Forecast: At December 31, 2022, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next two forecasted quarters, with a decline in the third and fourth forecasted quarter; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increase in the first forecasted quarter, with declines in the second through fourth forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
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

Based on the inherent risk in the loan portfolio, management believed that as of December 31, 2022, the ACL was adequate; however, there is no assurance that loan credit losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses for additional information related to the allowance for credit losses.
Deposits
The composition of deposits was as follows:

	As of December 31, 2022		As of December 31, 2021
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$1,053,450	19.3%	$1,005,369	19.6%
Interest checking deposits	1,624,278	29.8	1,619,136	31.6
Money market deposits	937,340	17.1	939,523	18.4
Savings deposits	664,169	12.1	628,242	12.3
Total non-maturity deposits	4,279,237	78.3	4,192,270	81.9
Time deposits of $250 and under	559,466	10.2	505,392	9.9
Time deposits of over $250	630,239	11.5	416,857	8.2
Total time deposits	$1,189,705	21.7%	$922,249	18.1%
Total deposits	$5,468,942	100.0%	$5,114,519	100.0%
Deposits increased $354.4 million from December 31, 2021, or 6.9%, reflecting growth from the acquisition of IOFB, coupled with an increase of $126.8 million in brokered time deposits. Approximately 88.5% of our total deposits were considered “core” deposits as of December 31, 2022, compared to 91.8% at December 31, 2021. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and non-reciprocal brokered money market deposits. See Note 10. Deposits to our consolidated financial statements for additional information related to our deposits and Note 2. Business Combinations for additional information related to the IOFB deposits assumed.
The following table shows the composition and average balance of deposits for the indicated years:

	Year Ended December 31,
	2022			2021
	Average	%	Average	Average	%	Average
(dollars in thousands)	Balance	Total	Rate	Balance	Total	Rate
Noninterest bearing deposits	$1,075,918	20.3%	N/A	$974,044	20.1%	N/A
Interest checking and money market	2,632,693	49.6	0.38%	2,387,369	49.4	0.26%
Savings deposits	674,846	12.7	0.17	594,543	12.3	0.20
Time deposits	925,592	17.4	0.97	882,271	18.2	0.65
Total deposits	$5,309,049	100.0%	0.37%	$4,838,227	100.0%	0.27%
Time deposits of $250,000 and over, which represents the U.S. time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured, had the following maturities:

(in thousands)	As of December 31, 2022	As of December 31, 2021
Three months or less	$215,848	$137,570
Over three through six months	202,422	100,379
Over six months through one year	133,142	106,615
Over one year	78,827	72,293
Total	$630,239	$416,857

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt for the periods presented.

	Year Ended December 31,
(dollars in thousands)	2022	2021
Securities sold under agreements to repurchase	$156,373	$181,368
Federal home loan bank advances	235,500	—
Total short-term borrowings	$391,873	$181,368

Junior subordinated notes issued to capital trusts	42,116	41,940
Subordinated debentures	64,006	63,875
Finance lease payable	787	951
Federal home loan bank borrowings	17,301	48,113
Other long-term debt	15,000	—
Total long-term debt	$139,210	$154,879
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

The following table summarizes the Bank’s commitments by expiration period, as of December 31, 2022:

		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$1,190,607	$321,520	$308,975	$219,739	$340,373
Commitments to sell loans	612	612	—	—	—
Standby letters of credit	18,398	—	8,341	519	9,538
Total	$1,209,617	$322,132	$317,316	$220,258	$349,911

Capital Resources
Contractual Obligations
We are a party to many contractual financial obligations, including repayments of deposits and borrowings and payments for noncancellable operating lease and finance lease obligations. The table below summarizes certain future financial obligations of the Company due by period, as of December 31, 2022:

Contractual Obligations		Less than	1 to 3	3 to 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Time certificates of deposit	$1,189,705	$923,837	$225,383	$33,855	$6,630
Federal funds purchased, repurchase agreements, and FHLB overnight advances	391,873	391,873	—	—	—
FHLB borrowings	17,301	11,039	6,262	—	—
Junior subordinated notes issued to capital trusts	42,116	—	—	—	42,116
Subordinated debentures	64,006	—	—	—	64,006
Other long-term debt	15,000	5,000	10,000	—	—
Noncancellable operating leases and finance lease obligations	5,351	1,354	1,687	612	1,698
Total	$1,725,352	$1,333,103	$243,332	$34,467	$114,450
Shareholders’ Equity & Capital Adequacy
The following table summarizes certain capital ratios and per share amounts of the Company for the periods presented:

	December 31, 2022	December 31, 2021
Total shareholders’ equity to total assets ratio	7.49%	8.75%
Tangible common equity ratio(1)	6.17%	7.49%
Total risk-based capital ratio	12.07%	13.09%
Tier 1 risk-based capital ratio	10.05%	10.83%
Common equity tier 1 risk-based capital ratio	9.28%	9.94%
Tier 1 leverage ratio	8.35%	8.67%
Book value per share	$31.54	$33.66
Tangible book value per share(1)	$25.60	$28.40
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders’ Equity: Total shareholders’ equity was $492.8 million as of December 31, 2022, compared to $527.5 million as of December 31, 2021, a decrease of $34.7 million, or 6.58%, primarily due to a decrease in AOCI, which was partially offset by an increase in retained earnings.
Capital Adequacy: The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. Pursuant to the Basel III Rules, the Company and the Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and a leverage ratio consisting of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). As of December 31, 2022, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized (including the capital conservation buffer). See Note 17. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our consolidated financial statements for additional information related to our regulatory capital ratios.

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
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2022, May 15, 2022, August 15, 2022, and November 15, 2022, in the amounts of 67,608, 9,615, 4,509, and 7,114, respectively. Additionally, during the year ended 2022, 53,072 whole restricted stock units were vested in connection with the vesting of previously awarded grants of restricted stock units, of which 8,841 shares were surrendered by grantees to satisfy tax requirements, and 1,870 unvested restricted stock units were forfeited. Additionally, officers and directors received cash in lieu of 92 fractional restricted stock units vested during 2022.
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
Cash and cash equivalents are summarized in the table below:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Cash and due from banks	$83,990	$42,949
Interest-bearing deposits	2,445	160,881
Total	$86,435	$203,830
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $90.3 million for the year ended December 31, 2022 and $111.6 million for the year ended December 31, 2021.
As of December 31, 2022, we had outstanding commitments to extend credit to borrowers of $1.19 billion, standby letters of credit of $18.4 million, and commitments to sell loans of $0.6 million. Certificates of deposit maturing in one year or less totaled $923.8 million as of December 31, 2022. We believe that a significant portion of these deposits will remain with us upon maturity.

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

Non-GAAP Presentations
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, tangible common equity, tangible book value per share, tangible common equity ratio, net interest margin (tax equivalent), core net interest margin, and the efficiency ratio. Management believes these ratios and amounts provide investors with useful information regarding the Company’s profitability, financial condition and capital adequacy, consistent with how management evaluates the Company’s financial performance. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Return on Average Tangible Equity	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net income	$60,835	$69,486	$6,623
Intangible amortization, net of tax(1)	4,552	4,018	5,232
Goodwill impairment	—	—	31,500
Tangible net income	$65,387	$73,504	$43,355

Average shareholders’ equity	$500,471	$527,036	$515,455
Average intangible assets, net	(88,917)	(84,927)	(113,978)
Average tangible equity	$411,554	$442,109	$401,477

Return on average equity	12.16%	13.18%	1.28%
Return on average tangible equity(2)	15.89%	16.63%	10.80%
(1) Computed on a tax-equivalent basis, assuming an income tax rate of 25%.
(2) Tangible net income divided by average tangible equity

Tangible Common Equity / Tangible Book Value Per Share/ Tangible Common Equity Ratio	As of December 31,
(Dollars in thousands, except per share data)	2022	2021	2020
Total shareholders’ equity	$492,793	$527,475	$515,250
Intangible assets, net	(92,792)	(82,362)	(87,719)
Tangible common equity	$400,001	$445,113	$427,531

Total assets	$6,577,876	$6,025,128	$5,556,648
Intangible assets, net	(92,792)	(82,362)	(87,719)
Tangible assets	$6,485,084	$5,942,766	$5,468,929

Book value per share	$31.54	$33.66	$32.17
Tangible book value per share(1)	$25.60	$28.40	$26.69
Shares outstanding	15,623,977	15,671,147	16,016,780

Common equity ratio	7.49%	8.75%	9.27%
Tangible common equity ratio(2)	6.17%	7.49%	7.82%
(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

Net Interest Margin, Tax Equivalent / Core Net Interest Margin	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Net interest income	$166,358	$156,281	$152,964
Tax equivalent adjustments:
Loans(1)	2,507	2,105	2,096
Securities(1)	2,409	2,521	2,136
Net interest income, tax equivalent	$171,274	$160,907	$157,196
Loan purchase discount accretion	(4,561)	(3,344)	(9,098)
Core net interest income	$166,713	$157,563	$148,098

Net interest margin	2.84%	2.86%	3.21%
Net interest margin, tax equivalent(2)	2.92%	2.95%	3.30%
Core net interest margin(3)	2.85%	2.89%	3.11%
Average interest earning assets	$5,859,160	$5,455,777	$4,765,154
(1) The federal statutory tax rate utilized was 21%.
(2) Tax equivalent net interest income divided by average interest earning assets.
(3) Core net interest income divided by average interest earning assets.

Efficiency Ratio	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Total noninterest expense	$132,788	$116,592	$149,893
Amortization of intangibles	(6,069)	(5,357)	(6,976)
Merger-related expenses	(2,201)	(224)	(61)
Goodwill impairment	—	—	(31,500)
Noninterest expense used for efficiency ratio	$124,518	$111,011	$111,356

Net interest income, tax equivalent(1)	$171,274	$160,907	$157,196
Plus: Noninterest income	47,519	42,453	38,620
Less: Investment securities gains, net	271	242	184
Net revenues used for efficiency ratio	$218,522	$203,118	$195,632

Efficiency ratio(2)	56.98%	54.65%	56.92%
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
Net cash inflows from operating activities were $90.3 million during 2022, compared with $111.6 million in 2021 and $9.2 million in 2020. Net cash outflows from investing activities were $273.3 million during 2022, compared with net cash outflows of $428.3 million in 2021 and net cash outflows of $867.4 million in 2020. Net cash inflows from financing activities were

$65.5 million during 2022, compared with net cash inflows of $437.9 million in 2021, and net cash inflows of $867.5 million in 2020.
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
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is another source of liquidity. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2022, the Bank had municipal securities with an approximate market value of $115.2 million pledged for liquidity purposes, and had a borrowing capacity of $105.6 million. There were no outstanding borrowings through the FRB Discount Window at December 31, 2022.
Federal Home Loan Bank Advances - FHLB advances provide both a source of liquidity and long-term funding for the Bank. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current FHLB borrowing limit established by the FHLBDM is 45% of total assets. As of December 31, 2022, the Bank had $235.5 million in outstanding FHLB short-term advances and $17.3 million in outstanding FHLB long-term advances, leaving $405.1 million available for liquidity needs, based on collateral capacity.
Brokered Deposits and Reciprocal Deposits: The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. At December 31, 2022, the Company held $126.8 million of brokered deposits.
Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At December 31, 2022, the Company had $4.3 million of reciprocal time deposits and $40.0 million of reciprocal non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10.0% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2022.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points (the effects of which are not meaningful as of December 31, 2021 in the low interest rate environment):

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2022
Dollar change	$8,398	$5,637	$(6,738)	$(13,921)
Percent change	5.2%	3.5%	(4.2)%	(8.7)%

December 31, 2021
Dollar change	N/A	N/A	$(996)	$(2,237)
Percent change	N/A	N/A	(0.7)%	(1.5)%
As of December 31, 2022, 26.8% of the Company’s interest-earning asset balances will reprice or are expected to pay down in the next 12 months, and 49.0% of the Company’s deposit balances are low cost or no cost deposits.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2023, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
At December 31, 2022, the Company’s total loans were $3.9 billion and the associated allowance for credit losses was $49.2 million. As explained in Note 1 of the consolidated financial statements, the allowance for credit losses consists of reserves for expected losses over the life of the loans that have been identified by management related to specific borrowing relationships that are collateral dependent financial assets evaluated for impairment (individual basis), as well as expected credit losses inherent in the loan portfolio that are not specifically identified (pool basis). The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (DCF) method or a loss-rate method to estimate expected credit losses which includes adjustments for forecast periods. In addition, management utilizes qualitative factors to adjust the calculated allowance for credit losses as appropriate. Qualitative factors are based on management’s judgement of company, market, industry, or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecast of economic conditions.

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
Des Moines, Iowa
March 13, 2023

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2022	2021
ASSETS
Cash and due from banks	$83,990	$42,949
Interest earning deposits in banks	2,445	160,881
Total cash and cash equivalents	86,435	203,830
Debt securities available for sale at fair value	1,153,547	2,288,110
Held to maturity securities at amortized cost	1,129,421	—
Total securities	2,282,968	2,288,110
Loans held for sale	612	12,917
Gross loans held for investment	3,854,791	3,252,194
Unearned income, net	(14,267)	(7,182)
Loans held for investment, net of unearned income	3,840,524	3,245,012
Allowance for credit losses	(49,200)	(48,700)
Total loans held for investment, net	3,791,324	3,196,312
Premises and equipment, net	87,125	83,492
Goodwill	62,477	62,477
Other intangible assets, net	30,315	19,885
Foreclosed assets, net	103	357
Other assets	236,517	157,748
Total assets	$6,577,876	$6,025,128

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$1,053,450	$1,005,369
Interest bearing deposits	4,415,492	4,109,150
Total deposits	5,468,942	5,114,519
Short-term borrowings	391,873	181,368
Long-term debt	139,210	154,879
Other liabilities	85,058	46,887
Total liabilities	6,085,083	5,497,653

Commitments and contingencies (Note 18)

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,623,977 and 15,671,147	16,581	16,581
Additional paid-in capital	302,085	300,940
Retained earnings	289,289	243,365
Treasury stock at cost, 957,040 and 909,870 shares	(26,115)	(24,546)
Accumulated other comprehensive loss	(89,047)	(8,865)
Total shareholders' equity	492,793	527,475
Total liabilities and shareholders' equity	$6,577,876	$6,025,128
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020
Interest income
Loans, including fees	$148,284	$141,036	$158,656
Taxable investment securities	39,019	25,692	17,610
Tax-exempt investment securities	9,379	9,947	8,259
Other	77	91	262
Total interest income	196,759	176,766	184,787
Interest expense
Deposits	20,245	13,198	23,919
Short-term borrowings	3,070	551	914
Long-term debt	7,086	6,736	6,990
Total interest expense	30,401	20,485	31,823
Net interest income	166,358	156,281	152,964
Credit loss expense (benefit)	4,492	(7,336)	28,369
Net interest income after credit loss expense (benefit)	161,866	163,617	124,595
Noninterest income
Investment services and trust activities	11,223	11,675	9,632
Service charges and fees	7,477	6,259	6,178
Card revenue	7,210	7,015	5,719
Loan revenue	10,504	12,948	10,185
Bank-owned life insurance	2,305	2,162	2,226
Investment securities gains, net	271	242	184
Other	8,529	2,152	4,496
Total noninterest income	47,519	42,453	38,620
Noninterest expense
Compensation and employee benefits	78,103	69,937	66,397
Occupancy expense of premises, net	10,272	9,274	9,348
Equipment	8,693	7,816	7,865
Legal and professional	8,646	5,256	6,153
Data processing	5,574	5,216	5,362
Marketing	4,272	4,022	3,815
Amortization of intangibles	6,069	5,357	6,976
FDIC insurance	1,660	1,572	1,858
Communications	1,125	1,332	1,746
Foreclosed assets, net	(18)	233	150
Goodwill impairment	—	—	31,500
Other	8,392	6,577	8,723
Total noninterest expense	132,788	116,592	149,893
Income before income tax expense	76,597	89,478	13,322
Income tax expense	15,762	19,992	6,699
Net income	$60,835	$69,486	$6,623

Per common share information
Earnings - basic	$3.89	$4.38	$0.41
Earnings - diluted	$3.87	$4.37	$0.41
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2022	2021	2020
Net income	$60,835	$69,486	$6,623

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain from available for sale debt securities:
Unrealized net holding (loss) gain on debt securities available for sale arising during the period	(111,667)	(45,032)	27,546
Reclassification adjustment for gains included in net income	(271)	(242)	(184)
Income tax benefit (expense)	28,951	11,817	(7,142)
Unrealized net (loss) gain on available for sale debt securities, net of reclassification adjustments	(82,987)	(33,457)	20,220
Reclassification of available for sale debt securities to held to maturity:
Amortization of the net unrealized loss from the reclassification of available for sale debt securities to held to maturity	3,781	—	—
Income tax expense	(976)	—	—
Amortization of the net unrealized loss from the reclassification of available for sale debt securities to held to maturity	2,805	—	—
Unrealized loss from cash flow hedging instruments:
Unrealized net holding loss in cash flow hedging instruments arising during the period	—	—	(1,002)
Reclassification adjustment for net loss in cash flow hedging instruments included in income	—	—	1,002
Income tax benefit	—	—	—
Unrealized net loss on cash flow hedge instruments, net of reclassification adjustment	—	—	—
Other comprehensive (loss) income, net of tax	$(80,182)	$(33,457)	$20,220
Comprehensive (loss) income	$(19,347)	$36,029	$26,843
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$16,581	$297,390	$201,105	$(10,466)	$4,372	$508,982
Cumulative effect of change in accounting principle (1)	—	—	(5,362)	—	—	(5,362)
Net income	—	—	6,623	—	—	6,623
Other comprehensive income	—	—	—	—	20,220	20,220
Acquisition fair value finalization (2)	—	2,355	—	—	—	2,355
Release/lapse of restriction on RSUs (34,032 shares, net)	—	(988)	—	839	—	(149)
Repurchase of common stock (179,428 shares)	—	—	—	(4,624)	—	(4,624)
Share-based compensation	—	1,380	—	—	—	1,380
Dividends paid on common stock ($0.8800 per share)	—	—	(14,175)	—	—	(14,175)
Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	$515,250
Net income	—	—	69,486	—	—	69,486
Other comprehensive loss	—	—	—	—	(33,457)	(33,457)
Release/lapse of restriction on RSUs (49,907 shares, net)	—	(1,350)	(30)	1,259	—	(121)
Repurchase of common stock (395,540 shares)	—	—	—	(11,554)	—	(11,554)
Share-based compensation	—	2,153	—	—	—	2,153
Dividends paid on common stock ($0.9000 per share)	—	—	(14,282)	—	—	(14,282)
Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	$527,475
Net income	—	—	60,835	—	—	60,835
Other comprehensive loss	—	—	—	—	(80,182)	(80,182)
Release/lapse of restriction on RSUs (44,231 shares, net)	—	(1,396)	(41)	1,156	—	(281)
Repurchase of common stock (91,401 shares)	—	—	—	(2,725)	—	(2,725)
Share-based compensation	—	2,541	—	—	—	2,541
Dividends paid on common stock ($0.9500 per share)	—	—	(14,870)	—	—	(14,870)
Balance at December 31, 2022	$16,581	$302,085	$289,289	$(26,115)	$(89,047)	$492,793

(1) Reclassification pursuant to adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 1. Nature of Business and Significant Accounting Policies for additional information.
(2) Relates to the finalization of the purchase accounting adjustments for the ATBancorp acquisition, which occurred on May 1, 2019. This purchase accounting adjustment had a $2.06 million impact on goodwill, $296 thousand impact on deferred income taxes, with the offsetting impact being to additional paid-in capital. See Note 7. Goodwill and Intangible Assets for additional information.

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2022	2021	2020
Operating Activities:
Net income	$60,835	$69,486	$6,623
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit)	4,492	(7,336)	28,369
Goodwill impairment	—	—	31,500
Depreciation, amortization, and accretion	10,162	1,566	4,555
Net change in premises and equipment due to writedown or sale	724	271	274
Share-based compensation	2,541	2,153	1,380
Net gain on sale or call of debt securities available for sale	(271)	(242)	(157)
Net change in foreclosed assets due to writedown or sale	(31)	155	66
Net gain on sale of loans held for sale	(1,842)	(8,052)	(8,872)
Origination and participations purchased of loans held for sale	(90,493)	(293,235)	(438,215)
Proceeds from sales of loans held for sale	104,640	348,326	392,531
Increase in cash surrender value of bank-owned life insurance	(2,305)	(1,889)	(2,117)
Decrease (increase) in deferred income taxes, net	4,326	1,768	(5,225)
Bargain purchase gain	(3,769)	—	—
Change in:
Other assets	(37,206)	6,615	(5,065)
Other liabilities	38,525	(8,032)	3,512
Net cash provided by operating activities	$90,328	$111,554	$9,159
Investing Activities:
Purchases of equity securities	$(1,250)	$—	$—
Proceeds from sales of debt securities available for sale	129,823	52,183	27,391
Proceeds from maturities and calls of debt securities available for sale	142,006	404,894	267,427
Purchases of debt securities available for sale	(386,278)	(1,137,996)	(1,139,747)
Proceeds from maturities and calls of debt securities held to maturity	125,456	—	—
Net (increase) decrease in loans held for investment	(312,562)	251,856	(24,249)
Purchases of premises and equipment	(2,663)	(2,014)	(2,128)
Proceeds from sale of foreclosed assets	795	2,117	2,927
Proceeds from sale of premises and equipment	29	642	679
Proceeds of principal and earnings from bank-owned life insurance	—	—	259
Net cash acquired in business acquisition	31,375	—	—
Net cash used in provided by investing activities	$(273,269)	$(428,318)	$(867,441)
Financing Activities:
Net (decrease) increase in:
Deposits	$(109,378)	$567,302	$818,046
Short-term borrowings	208,964	(49,421)	91,440
Proceeds from issuance of subordinated debt	—	—	65,000
Payments of subordinated debt issuance costs	—	(9)	(1,303)
Redemption of subordinated debentures	—	(10,835)	—
Payments on finance lease liability	(164)	(145)	(128)
Payments of Federal Home Loan Bank borrowings	(31,000)	(43,000)	(54,400)
Proceeds from other long-term debt	25,000	—	—
Payments of other long-term debt	(10,000)	—	(32,250)
Taxes paid relating to the release/lapse of restriction on RSUs	(281)	(121)	(149)
Dividends paid	(14,870)	(14,282)	(14,175)
Repurchase of common stock	(2,725)	(11,554)	(4,624)
Net cash provided by financing activities	$65,546	$437,935	$867,457
Net change in cash and cash equivalents	$(117,395)	$121,171	$9,175
Cash and cash equivalents at beginning of year	203,830	82,659	73,484
Cash and cash equivalents at end of year	$86,435	$203,830	$82,659

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(in thousands)	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$27,841	$21,451	$31,558
Cash paid during the period for income taxes	13,222	17,985	10,545
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$510	$313	$1,603
Investment securities purchased but not settled	—	2,480	2,330
Transfer of premises and equipment to assets held for sale	1,349	—	1,329
Transfer of debt securities available for sale to debt securities held to maturity	1,253,179	—	—
Transfer due to adoption of ASU 2016-03, reclassified from Retained Earnings to Allowance for Credit Losses	—	—	5,362

Supplemental Schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$119,820	$—	$—
Total loans held for investment, net	281,326	—	—
Premises and equipment	7,363	—	—
Core deposit intangible	16,500	—	—
Bank-owned life insurance	7,862	—	—
Other assets	6,278	—	—
Total non-cash assets acquired	439,149	—	—

Liabilities assumed:
Deposits	463,638	—	—
Short-term borrowings	1,541	—	—
FHLB borrowings	250	—	—
Other liabilities	1,326	—	—
Total liabilities assumed	$466,755	$—	$—

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Nature of Business and Significant Accounting Policies

Nature of business: MidWestOne Financial Group, Inc. (the “Company”), an Iowa Corporation formed in 1983, is a bank holding company under the BHCA and a financial holding company under the GLBA. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240. The Company owns all of the outstanding common stock of MidWestOne Bank (the “Bank”), an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa. We operate primarily through MidWestOne Bank, our bank subsidiary, and provide services to individuals, businesses, governmental units and institutional customers through a total of 57 banking offices in central and eastern Iowa, the Minneapolis/St. Paul metropolitan area in Minnesota, southwestern Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The wealth management area of the Bank administers estates, personal trusts, and conservatorship accounts along with providing other management services to customers.

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

Principles of consolidation: The consolidated financial statements include the accounts of MidWestOne Financial Group, Inc., a bank holding company, and its wholly-owned subsidiary MidWestOne Bank, which is a state chartered bank whose primary federal regulator is the FDIC. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Held to Maturity Debt Securities - The Company evaluates debt securities held to maturity for current expected credit losses. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. The Company's mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government, and as such are excluded from the credit loss evaluation. Accrued interest receivable on held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses.

Available for Sale Debt Securities - Available for sale debt securities are recorded at fair value. Realized gain or losses on sales of available for sale debt securities are included in earnings. Available for sale debt securities with unrealized gains are excluded from earnings and included in other comprehensive income as a separate component of shareholders’ equity, net of tax. When the fair value of an available for sale debt security falls below the amortized cost basis, it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss would be recorded directly to earnings with a corresponding allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. If the credit quality subsequently improves the allowance would be reversed up to a maximum of the previously recorded credit losses. If the Company intends to sell an impaired available for sale debt security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment would be immediately recognized in earnings with no corresponding allowance for credit losses. Accrued interest receivable is excluded from the estimate of credit losses.

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

The accrual of interest on agricultural, commercial, commercial real estate, non-owner occupied residential real estate, and consumer loan segments is discontinued at the time the loan is 90 days past due, and owner occupied residential real estate loan segments at 120 days past due, unless the credit is well secured and in process of collection. Credit card loans and other personal loans are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date, if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is generally accounted for on the cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Guidance on Non-TDR Loan Modifications due to COVID-19: Between March 2020 and December 2021, the Company granted various loan modifications to provide borrowers relief from the economic impacts of COVID-19. In accordance with the CARES Act and as extended by the CAA, the Company elected to not apply TDR classification to COVID-19 related loan modifications that met all of the requisite criteria as stipulated in the CARES Act.

Loans held for sale: Loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value, as determined by aggregate outstanding commitments from investors or current investor yield requirements. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. As of December 31, 2022, loans held for sale were $0.6 million.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Leases: The Company determines if a lease is present at the inception of an agreement. Operating leases are capitalized at commencement and operating lease ROU assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term and are reported in “Other assets” and “Other liabilities,” respectively, on the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Leases with original terms of less than 12 months are not capitalized. If at lease inception, the Company considers exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability.

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

Goodwill and other intangibles: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as acquisitions. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. The Company did not recognize impairment losses during the year ended December 31, 2022.

As of September 30, 2020, Management concluded that a triggering event occurred and performed an interim impairment test over goodwill. The Company performed a market capitalization approach, a guideline public company approach and a discounted cash flow approach, to determine the fair value of the Company. As a result of this interim assessment, the Company recorded a goodwill impairment charge of $31.5 million as the estimated fair value was less than the book value on that date. This non-cash charge was reflected within "Noninterest expense" in the Consolidated Statements of Income and had no impact on the Company's regulatory capital ratios, cash flows and liquidity position.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2022 and 2021.

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

On June 22, 2021, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. The new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. For the period June 23, 2021 through December 31, 2022, the Company repurchased 403,368 shares of common stock for approximately $12.0 million, leaving $3.0 million available to be repurchased.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of accumulated other comprehensive loss included in shareholders’ equity were as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Unrealized losses on available for sale debt securities	$(123,934)	$(11,996)
Less: Tax effect	(32,082)	(3,131)
Accumulated other comprehensive loss on available for sale debt securities, net of tax	(91,852)	(8,865)

Reclassification of available for sale debt securities to held to maturity	3,781	—
Less: Tax effect	976	—
Amortization of the net unrealized loss from the reclassification of available for sale debt securities to held to maturity, net of tax	2,805	—
Accumulated other comprehensive loss, net of tax	$(89,047)	$(8,865)

Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption in 2022
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. Certain optional expedients and exceptions for contract modifications and hedging relationships were amended in ASU 2021-01, Reference Rate Reform (Topic 848): Scope Refinement, issued on January 7, 2021. In addition, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which time entities will no longer be permitted to apply the relief in Topic 848. The adoption of ASU ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

On March 31, 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For creditors that have adopted the CECL accounting guidance within ASU 2016-13, the amendments eliminate the accounting guidance for TDRs within ASC 310-40, while also enhancing the disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. In addition, public business entities must also disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The amendments are effective for fiscal years beginning after December 15, 2022 and should be applied prospectively, with an option to apply a modified retrospective transition approach for the recognition and measurement of TDRs. The adoption of ASU 2022-02 is not expected to have a material impact on the Company’s consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2.Business Combinations

Iowa First Bancshares, Corp.
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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the June 9, 2022 acquisition date net of any applicable tax effects using a methodology similar to the Company's legacy assets and liabilities (refer to Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements for additional information regarding the fair value methodology). The bargain purchase gain, which is recorded in 'Other' noninterest income, was generated as a result of the estimated fair value of identifiable net assets acquired exceeding the merger consideration. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded. The revenue and earnings amount specific to IOFB since the acquisition date that are included in the consolidated results for the year ended December 31, 2022 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed.

(in thousands)	June 9, 2022
Merger consideration
Cash consideration	$46,672
Identifiable net assets acquired, at fair value
Assets acquired
Cash and due from banks	$10,192
Interest earning deposits in banks	67,855
Debt securities	119,820
Loans held for investment	281,326
Premises and equipment	7,363
Core deposit intangible	16,500
Other assets	14,140
Total assets acquired	517,196
Liabilities assumed
Deposits	$(463,638)
Other liabilities	(3,117)
Total liabilities assumed	(466,755)
Identifiable net assets acquired, at fair value	50,441
Bargain Purchase Gain	$3,769
Of the $281.3 million net loans acquired, $11.0 million exhibited credit deterioration on the date of purchase. The following table provides a summary of these PCD loans at acquisition:

(in thousands)	June 9, 2022
Par value of PCD loans acquired	$15,396
PCD ACL at acquisition	(3,371)
Non-credit discount on PCD loans	(1,005)
Purchase price of PCD loans	$11,020

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For illustrative purposes only, the following table presents certain unaudited pro forma information for the years ended December 31, 2022 and 2021. This unaudited, estimated pro forma information was calculated as if IOFB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of IOFB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, MidWestOne expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma for the
	Years Ended December 31,
(in thousands, except per share amounts)	2022	2021
Total revenues	$217,157	$223,317
Net Income	$61,451	$71,376
EPS - basic	$3.93	$4.50
EPS - diluted	$3.91	$4.49
The following table summarizes IOFB acquisition-related expenses incurred in the years ended December 31, 2022 and December 31, 2021 and ATB acquisition-related expenses incurred in the year ended December 30, 2020:

	Years Ended
	December 31,
(in thousands)	2022	2021	2020
Noninterest Expense
Compensation and employee benefits	$471	$—	$—
Occupancy expense of premises, net	1	—	7
Equipment	29	18	—
Legal and professional	948	202	—
Data processing	511	—	44
Marketing	164	2	—
Communications	3	—	—
Other	74	2	10
Total acquisition-related expenses	$2,201	$224	$61

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Debt Securities

On January 1, 2022, the Company transferred, at fair value, $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and securities issued by state and political subdivisions from the available for sale classification to the held to maturity classification. The net unrealized after tax loss of $11.5 million associated with those re-classified securities remained in accumulated other comprehensive loss and will be amortized over the remaining life of the securities. At December 31, 2022, there was $8.7 million of net unrealized after tax loss remaining in accumulated other comprehensive loss. No gains or losses were recognized in earnings at the time of the transfer.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities for the periods indicated. There were no held to maturity debt securities as of December 31, 2021.

	As of December 31, 2022
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
(in thousands)
Available for Sale
U.S. Government agencies and corporations	$7,598	$—	$253	$—	$7,345
State and political subdivisions	303,573	27	18,244	—	285,356
Mortgage-backed securities	6,165	11	232	—	5,944
Collateralized mortgage obligations	172,568	—	25,375	—	147,193
Corporate debt securities	771,836	125	64,252	—	707,709
Total available for sale debt securities	$1,261,740	$163	$108,356	$—	$1,153,547

Held to Maturity
State and political subdivisions	$538,746	$—	$88,349	$—	$450,397
Mortgage-backed securities	81,032	—	12,851	—	68,181
Collateralized mortgage obligations	509,643	—	103,327	—	406,316
Total held to maturity debt securities	$1,129,421	$—	$204,527	$—	$924,894

(1) Amortized cost for the held to maturity securities includes $0.2 million of unamortized gain in state and political subdivisions, $36.0 thousand of unamortized losses in mortgage-backed securities and $11.9 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

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

Investment securities with a fair value of $690.2 million and $582.2 million at December 31, 2022 and December 31, 2021, respectively, were pledged against public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At December 31, 2022 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $7.6 million and $3.7 million, respectively. At December 31, 2021 the accrued interest receivable on available for sale debt securities totaled $9.5 million. There was no accrued interest receivable on held to maturity debt securities at December 31, 2021.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2022, aggregated by investment category and length of time in a continuous loss position:

		As of December 31, 2022
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	8	$7,345	$253	$—	$—	$7,345	$253
State and political subdivisions	380	248,339	14,553	20,631	3,691	268,970	18,244
Mortgage-backed securities	27	5,323	231	45	1	5,368	232
Collateralized mortgage obligations	20	75,041	7,121	72,152	18,254	147,193	25,375
Corporate debt securities	159	369,441	21,679	288,329	42,573	657,770	64,252
Total	594	$705,489	$43,837	$381,157	$64,519	$1,086,646	$108,356

As of December 31, 2022, 8 U.S. Government agencies and corporations securities with total unrealized losses of $0.3 million were held by the Company. Management considered the implied U.S. government guarantee of these agency and corporation securities. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of December 31, 2022, 380 state and political subdivisions securities with total unrealized losses of $18.2 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of December 31, 2022, 27 mortgage-backed securities and 20 collateralized mortgage obligations with unrealized losses totaling $25.6 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities, the level of credit enhancement, and credit agency ratings for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of December 31, 2022, 159 corporate debt securities with total unrealized losses of $64.3 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of December 31, 2022. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.

Proceeds and gross realized gains and losses on debt securities available for sale for the years ended December 31, 2022, 2021 and 2020, were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Proceeds from sales of debt securities available for sale	$129,823	$52,183	$27,391

Gross realized gains from sales of debt securities available for sale	—	940	280
Gross realized losses from sales of debt securities available for sale	(167)	(791)	(123)
Net realized (loss) gain from sales of debt securities available for sale(1)	$(167)	$149	$157
(1) The difference in investment security (losses) gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call or maturity of debt securities of $438 thousand, $93 thousand and $27 thousand for the years ended December 31, 2022, 2021, and 2020, respectively.

The contractual maturity distribution of investment debt securities at December 31, 2022, is shown below. Expected maturities of MBS and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$67,275	$67,115	$4,404	$4,350
Due after one year through five years	731,861	676,976	108,359	95,692
Due after five years through ten years	238,530	216,201	196,816	164,989
Due after ten years	45,341	40,118	229,167	185,366
	$1,083,007	$1,000,410	$538,746	$450,397
Mortgage-backed securities	6,165	5,944	81,032	68,181
Collateralized mortgage obligations	172,568	147,193	509,643	406,316
Total	$1,261,740	$1,153,547	$1,129,421	$924,894

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.Loans Receivable and the Allowance for Credit Losses

The composition of loans by class of receivable was as follows:

	As of December 31,
(in thousands)	2022	2021
Agricultural	$115,320	$103,417
Commercial and industrial	1,055,162	902,314
Commercial real estate:
Construction & development	270,991	172,160
Farmland	183,913	144,673
Multifamily	252,129	244,503
Commercial real estate-other	1,272,985	1,143,205
Total commercial real estate	1,980,018	1,704,541
Residential real estate:
One- to four- family first liens	451,210	333,308
One- to four- family junior liens	163,218	133,014
Total residential real estate	614,428	466,322
Consumer	75,596	68,418
Loans held for investment, net of unearned income	$3,840,524	$3,245,012
Allowance for credit losses	$(49,200)	$(48,700)
Total loans held for investment, net	$3,791,324	$3,196,312

Loans with unpaid principal in the amount of $1.01 billion and $816.0 million at December 31, 2022 and December 31, 2021, respectively, were pledged to the FHLB as collateral for borrowings.

Non-accrual and Delinquent Loans
Loans are placed on non-accrual when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 days or more for all loan types, except owner occupied residential real estate loans, which are moved to non-accrual at 120 days or more past due, unless the loan is both well secured with marketable collateral and in the process of collection. All loans rated doubtful or worse, and certain loans rated substandard, are placed on non-accrual.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing
December 31, 2022
Agricultural	$114,922	$100	$—	$298	$115,320	$—
Commercial and industrial	1,052,406	922	111	1,723	1,055,162	—
Commercial real estate:
Construction & development	270,905	86	—	—	270,991	—
Farmland	182,115	729	—	1,069	183,913	—
Multifamily	252,129	—	—	—	252,129	—
Commercial real estate-other	1,266,874	5,574	45	492	1,272,985	—
Total commercial real estate	1,972,023	6,389	45	1,561	1,980,018	—
Residential real estate:
One- to four- family first liens	446,066	3,177	954	1,013	451,210	565
One- to four- family junior liens	161,989	301	78	850	163,218	—
Total residential real estate	608,055	3,478	1,032	1,863	614,428	565
Consumer	75,443	110	17	26	75,596	—
Total	$3,822,849	$10,999	$1,205	$5,471	$3,840,524	$565

December 31, 2021
Agricultural	$102,352	$244	$—	$821	$103,417	$—
Commercial and industrial	899,423	529	134	2,228	902,314	—
Commercial real estate:
Construction & development	171,169	396	—	595	172,160	—
Farmland	141,814	116	—	2,743	144,673	—
Multifamily	243,117	—	1,386	—	244,503	—
Commercial real estate-other	1,129,073	8,417	306	5,409	1,143,205	—
Total commercial real estate	1,685,173	8,929	1,692	8,747	1,704,541	—
Residential real estate:
One- to four- family first liens	330,992	1,057	1,057	202	333,308	—
One- to four- family junior liens	132,392	261	135	226	133,014	—
Total residential real estate	463,384	1,318	1,192	428	466,322	—
Consumer	68,326	66	14	12	68,418	—
Total	$3,218,658	$11,086	$3,032	$12,236	$3,245,012	$—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Agricultural	$377	$2,090	$281	$1,341	$—	$—
Commercial and industrial	2,728	3,803	1,049	1,341	—	—
Commercial real estate:
Construction and development	—	595	—	595	—	—
Farmland	2,278	5,499	1,997	4,156	—	—
Multifamily	—	987	—	323	—	—
Commercial real estate-other	6,397	16,544	5,647	1,063	—	—
Total commercial real estate	8,675	23,625	7,644	6,137	—	—
Residential real estate:
One- to four- family first liens	2,275	1,275	928	345	565	—
One- to four- family junior liens	1,165	713	—	—	—	—
Total residential real estate	3,440	1,988	928	345	565	—
Consumer	36	34	—	—	—	—
Total	$15,256	$31,540	$9,902	$9,164	$565	$—

The interest income recognized on loans that were on nonaccrual for the years ended December 31, 2022 and December 31, 2021 is $0.5 million and $0.6 million, respectively.

Credit Quality Information
The Company aggregates loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, and other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis includes non-homogenous loans, such as agricultural, commercial and industrial, commercial real estate and non-owner occupied residential real estate loans. Loans not meeting the criteria described below that are analyzed individually are considered to be pass-rated. The Company uses the following definitions for risk ratings:
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
Homogenous loans, including owner occupied residential real estate and consumer loans, are not individually risk rated. Instead, these loans are categorized based on performance: performing and nonperforming. Nonperforming loans include those loans on nonaccrual and loans greater than 90 days past due and on accrual.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2022. As of December 31, 2022, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2022 (in thousands)	2022	2021	2020	2019	2018	Prior		Total
Agricultural
Pass	$20,279	$12,511	$5,398	$2,883	$939	$1,063	$65,395	$108,468
Special mention / watch	143	1,012	115	36	—	604	1,655	3,565
Substandard	48	646	366	4	7	302	1,914	3,287
Doubtful	—	—	—	—	—	—	—	—
Total	$20,470	$14,169	$5,879	$2,923	$946	$1,969	$68,964	$115,320
Commercial and industrial
Pass	$262,500	$232,263	$151,567	$48,199	$27,680	$115,877	$163,205	$1,001,291
Special mention / watch	3,975	3,574	5,465	592	3,299	1,864	12,299	31,068
Substandard	556	166	1,172	756	556	18,585	1,012	22,803
Doubtful	—	—	—	—	—	—	—	—
Total	$267,031	$236,003	$158,204	$49,547	$31,535	$136,326	$176,516	$1,055,162
CRE - Construction and development
Pass	$144,597	$73,832	$19,324	$989	$1,058	$549	$28,069	$268,418
Special mention / watch	1,787	499	—	—	—	—	—	2,286
Substandard	281	—	—	—	—	6	—	287
Doubtful	—	—	—	—	—	—	—	—
Total	$146,665	$74,331	$19,324	$989	$1,058	$555	$28,069	$270,991
CRE - Farmland
Pass	$55,251	$52,802	$28,744	$7,266	$8,406	$12,895	$1,946	$167,310
Special mention / watch	3,058	2,229	1,470	—	225	21	1,693	8,696
Substandard	148	1,974	1,192	1,136	1,459	1,998	—	7,907
Doubtful	—	—	—	—	—	—	—	—
Total	$58,457	$57,005	$31,406	$8,402	$10,090	$14,914	$3,639	$183,913
CRE - Multifamily
Pass	$31,018	$93,907	$84,573	$17,137	$2,549	$5,161	$49	$234,394
Special mention / watch	1,000	—	1,567	—	5,931	1,178	—	9,676
Substandard	—	7,725	334	—	—	—	—	8,059
Doubtful	—	—	—	—	—	—	—	—
Total	$32,018	$101,632	$86,474	$17,137	$8,480	$6,339	$49	$252,129
CRE - Other
Pass	$322,753	$314,376	$296,368	$79,408	$31,041	$81,708	$51,064	$1,176,718
Special mention / watch	8,858	3,399	13,245	10,365	1,137	8,122	2,518	47,644
Substandard	752	589	19,702	13,294	10,197	4,089	—	48,623
Doubtful	—	—	—	—	—	—	—	—
Total	$332,363	$318,364	$329,315	$103,067	$42,375	$93,919	$53,582	$1,272,985
RRE - One- to four- family first liens
Pass/Performing	$139,289	$103,534	$63,627	$23,831	$21,868	$77,967	$11,438	$441,554
Special mention / watch	1,074	611	672	1,920	150	702	—	5,129
Substandard/Nonperforming	175	438	174	175	674	2,891	—	4,527
Doubtful	—	—	—	—	—	—	—	—
Total	$140,538	$104,583	$64,473	$25,926	$22,692	$81,560	$11,438	$451,210
RRE - One- to four- family junior liens
Performing	$37,296	$22,908	$8,906	$3,058	$3,757	$6,330	$79,798	$162,053
Nonperforming	—	23	31	179	756	76	100	1,165
Total	$37,296	$22,931	$8,937	$3,237	$4,513	$6,406	$79,898	$163,218
Consumer
Performing	$32,584	$18,979	$7,966	$3,489	$1,646	$6,641	$4,255	$75,560
Nonperforming	—	2	16	9	4	5	—	36
Total	$32,584	$18,981	$7,982	$3,498	$1,650	$6,646	$4,255	$75,596
Total by Credit Quality Indicator Category
Pass	$975,687	$883,225	$649,601	$179,713	$93,541	$295,220	$321,166	$3,398,153
Special mention / watch	19,895	11,324	22,534	12,913	10,742	12,491	18,165	108,064
Substandard	1,960	11,538	22,940	15,365	12,893	27,871	2,926	95,493
Doubtful	—	—	—	—	—	—	—	—
Performing	69,880	41,887	16,872	6,547	5,403	12,971	84,053	237,613
Nonperforming	—	25	47	188	760	81	100	1,201
Total	$1,067,422	$947,999	$711,994	$214,726	$123,339	$348,634	$426,410	$3,840,524

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses
At December 31, 2022, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increases over the next two forecasted quarters, with a decline in the third and fourth forecasted quarter; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increase in the first forecasted quarter, with declines in the second through fourth forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The increase in the ACL between the years ended December 31, 2021 and December 31, 2022 is primarily driven by the initial allowance for credit losses of $3.4 million recorded for the PCD loans acquired, as well as $3.1 million related to the acquired non-PCD loans, coupled with the additional reserve taken to support loan growth. Partially offsetting these ACL increases were net loan charge-offs of $6.6 million for the year ended December 31, 2022, an increase when compared to the net loan recoveries of $0.4 million for the year ended December 31, 2021.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets' totaled $15.3 million and $10.4 million at December 31, 2022 and December 31, 2021, respectively and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Years Ended December 31, 2022, 2021 and 2020
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2022
Beginning balance	$667	$17,294	$26,120	$4,010	$609	$48,700
PCD allowance established in acquisition	512	1,473	1,227	159	—	3,371
Charge-offs	(326)	(2,051)	(4,328)	(195)	(756)	(7,656)
Recoveries	11	682	160	86	154	1,093
Credit loss expense(1)	59	5,457	(3,056)	618	614	3,692
Ending balance	$923	$22,855	$20,123	$4,678	$621	$49,200
2021
Beginning balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
Charge-offs	(170)	(1,015)	(602)	(107)	(438)	(2,332)
Recoveries	149	1,604	742	88	185	2,768
Credit loss (benefit) expense(1)	(658)	1,016	(6,660)	(853)	(81)	(7,236)
Ending balance	$667	$17,294	$26,120	$4,010	$609	$48,700
2020
Beginning balance, prior to the adoption of ASC 326	$3,748	$8,394	$13,804	$2,685	$448	$29,079
Day 1 transition adjustment from adoption of ASC 326	(2,557)	2,728	1,300	2,050	463	3,984
Charge-offs	(1,051)	(2,502)	(2,317)	(186)	(737)	(6,793)
Recoveries	130	1,055	124	49	170	1,528
Credit loss expense(1)	1,076	6,014	19,729	284	599	27,702
Ending balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500

(1)The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.8 million, credit loss benefit of $0.1 million, and credit loss expense of $0.7 million related to off-balance sheet credit exposures for the years ended December 31, 2022, December 31, 2021, and December 30, 2020, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of December 31, 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,531	$2,184	$15,768	$1,650	$—	$22,133
Collectively evaluated for impairment	112,789	1,052,978	1,964,250	612,778	75,596	3,818,391
Total	$115,320	$1,055,162	$1,980,018	$614,428	$75,596	$3,840,524
Allowance for credit losses
Individually evaluated for impairment	$500	$600	$705	$180	$—	$1,985
Collectively evaluated for impairment	423	22,255	19,418	4,498	621	47,215
Total	$923	$22,855	$20,123	$4,678	$621	$49,200

	As of December 31, 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$1,341	$3,005	$23,118	$570	$—	$28,034
Collectively evaluated for impairment	102,076	899,309	1,681,423	465,752	68,418	3,216,978
Total	$103,417	$902,314	$1,704,541	$466,322	$68,418	$3,245,012
Allowance for loan losses
Individually evaluated for impairment	$—	$681	$2,193	$224	$—	$3,098
Collectively evaluated for impairment	667	16,613	23,927	3,786	609	45,602
Total	$667	$17,294	$26,120	$4,010	$609	$48,700
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of December 31, 2022
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$68	$2,463	$—	$2,531	$500
Commercial and industrial	856	736	592	2,184	600
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	4,515	—	—	4,515	—
Multifamily	—	—	—	—	—
Commercial real estate-other	11,006	—	247	11,253	705
Residential real estate:
One- to four- family first liens	929	—	—	929	—
One- to four- family junior liens	—	—	721	721	180
Consumer	—	—	—	—	—
Total	$17,374	$3,199	$1,560	$22,133	$1,985

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
Troubled Debt Restructurings
TDRs totaled $6.7 million as of December 31, 2022 and $20.0 million as of December 31, 2021. As of December 31, 2022, the Company had $9 thousand of commitments to lend additional funds to borrowers with loans classified as TDR.

The following table sets forth information on the Company's TDRs by class of financing receivable occurring during the stated periods. TDRs may include multiple concessions, and the disclosure classifications in the table are based on the primary concession provided to the borrower.

	2022			2021			2020
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
CONCESSION - Interest rate reduction
Commercial and industrial	—	$—	$—	—	$—	$—	1	$143	$143
Farmland	—	—	—	2	1,982	1,982	—	—	—
One- to four- family first liens	—	—	—	1	171	171	—	—	—

CONCESSION - Extended maturity date
Agricultural	1	12	12	—	—	—	—	—	—
Commercial and industrial	4	512	502	—	—	—	2	480	480
Farmland	4	988	888	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—	1	39	39
Commercial real estate-other	3	894	894	2	9,717	9,623	3	759	808
One- to four- family first liens	—	—	—	3	263	263	3	274	278

CONCESSION - Other
Agricultural	1	140	140	—	—	—	4	848	858
Farmland	3	1,529	1,529	—	—	—	3	504	514
Multifamily	—	—	—	—	—	—	1	706	706
Commercial real estate-other	—	—	—	1	44	44	1	667	667
One- to four- family first liens	—	—	—	1	150	150	3	317	317
Total	16	$4,075	$3,965	10	$12,327	$12,233	22	$4,737	$4,810

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans by class of financing receivable modified as TDRs that redefaulted within 12 months subsequent to restructure during the stated periods were:

	2022		2021		2020
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(dollars in thousands)
CONCESSION - Interest rate reduction
Farmland	—	$—	1	$1	—	$—

CONCESSION - Extended maturity date
Commercial and industrial	1	403	—	—	1	142
Farmland	3	490	—	—	—	—
Commercial real estate-other	3	7,820	1	132	—	—
One- to four- family first liens	—	—	—	—	2	203

CONCESSION - Other
Agricultural	—	—	—	—	1	59
Farmland	—	—	—	—	1	150
Multifamily	—	—	1	663	—	—
One- to four- family first liens	—	—	—	—	1	169
Total	7	$8,713	3	$796	6	$723
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

	As of December 31, 2022			As of December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$24,018	$2,556	$—	$24,802	$424	$1,400
Total	$24,018	$2,556	$—	$24,802	$424	$1,400

Not designated as hedging instruments:
Interest rate swaps	$331,197	$21,084	$21,087	$356,636	$5,352	$5,363
RPAs - protection sold	—	—	—	4,229	—	—
RPAs - protection purchased	9,421	—	—	9,629	—	2
Interest rate lock commitments	1,372	7	—	17,438	330	—
Interest rate forward loan sales contracts	1,400	8	—	22,710	—	(24)
Total	$343,390	$21,099	$21,087	$410,642	$5,682	$5,341
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

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2022, 2021, and 2020:

	Location and Amount of Gain or Loss Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2022		2021		2020
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$(36)	$—	$(439)	$—	$(335)	$—

The effects of fair value and cash flow hedging:
Gain (Loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(3,536)	—	(1,441)	—	1,308	—
Derivative designated as hedging instruments	3,500	—	1,052	—	(1,339)	—

Income statement effect of cash flow hedging relationships:
Interest contracts:
Amount reclassified from AOCI into income	—	—	—	—	(226)	—
Amount of loss reclassified from AOCI into income upon de-designation of cash flow hedge	—	—	—	—	—	(776)
As of December 31, 2022, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Balance Sheet Line Item in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$21,489	$(2,558)
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the years ended December 31, 2022, 2021, and 2020:

	Location in the Consolidated Statements of Income	For the Years Ended December 31,
(in thousands)		2022	2021	2020
Interest rate swaps	Other income	$9	$38	$126
RPAs	Other income	1	2	102
Interest rate lock commitments	Loan revenue	(323)	330	—
Interest rate forward loan sales contracts	Loan revenue	(15)	24	—
Total		$(328)	$394	$228
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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of December 31, 2022 and December 31, 2021, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Assets / Liabilities
(in thousands)				Financial Instruments	Cash Collateral Received / Paid
As of December 31, 2022
Asset Derivatives	$23,655	$—	$23,655	$—	$18,858	$4,797
Liability Derivatives	21,087	—	21,087	—	3,460	17,627

As of December 31, 2021
Asset Derivatives	$6,106	$—	$6,106	$—	$—	$6,106
Liability Derivatives	6,741	—	6,741	—	3,250	3,491
Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparty. The Company has an agreement with its institutional derivative counterparty that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparty that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2022, the Company had no derivatives with a fair value in a net liability position with its institutional derivative counterparties.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.Premises and Equipment

Premises and equipment as of December 31, 2022 and 2021 were as follows:

	As of December 31,
(in thousands)	2022	2021
Land	$15,068	$14,144
Buildings and leasehold improvements	93,627	89,141
Furniture and equipment	22,614	20,978
Construction in process	503	319
Premises and equipment	131,812	124,582
Accumulated depreciation and amortization	44,687	41,090
Premises and equipment, net	$87,125	$83,492

Premises and equipment depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 was $5.1 million, $4.8 million and $5.1 million, respectively.

Note 7.Goodwill and Intangible Assets

The carrying amount of goodwill was $62.5 million at December 31, 2022 and December 31, 2021.

As indicated in Note 2. Business Combinations, the Company acquired a core deposit intangible on June 9, 2022 with an estimated fair value of $16.5 million, which will be amortized over its estimated useful life of 10 years. The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of December 31, 2022			As of December 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$58,245	$(35,822)	$22,423	$41,745	$(30,629)	$11,116
Customer relationship intangible	5,265	(4,490)	775	5,265	(3,692)	1,573
Other	2,700	(2,623)	77	2,700	(2,544)	156
	$66,210	$(42,935)	$23,275	$49,710	$(36,865)	$12,845

Indefinite-lived trade name intangible	$7,040			$7,040

The following table provides the estimated future amortization expense of intangible assets:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
Year ending December 31,
2023	$5,677	$518	$51	$6,246
2024	4,705	239	24	4,968
2025	3,751	18	2	3,771
2026	2,797	—	—	2,797
2027	1,843	—	—	1,843
Thereafter	3,650	—	—	3,650
Total	$22,423	$775	$77	$23,275

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8.Other Assets

The components of the Company’s other assets as of December 31, 2022 and December 31, 2021 were as follows:

	As of December 31,
(in thousands)	2022	2021
Bank-owned life insurance	$95,539	$85,372
Interest receivable	27,090	20,117
FHLB stock	19,248	10,157
Mortgage servicing rights	13,421	6,532
Operating lease right-of-use assets, net	2,492	2,840
Federal and state taxes, current	2,366	178
Federal and state taxes, deferred	39,071	13,893
Derivative assets	23,655	6,106
Other receivables/assets	13,635	12,553
	$236,517	$157,748

Note 9.Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $1.25 billion at December 31, 2022 and $1.13 billion at December 31, 2021. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 10. Deposits

The following table presents the composition of our deposits as of the dates indicated:

	As of December 31,
(in thousands)	2022	2021
Noninterest-bearing deposits	$1,053,450	$1,005,369
Interest checking deposits	1,624,278	1,619,136
Money market deposits	937,340	939,523
Savings deposits	664,169	628,242
Time deposits under $250	559,466	505,392
Time deposits of $250 or more	630,239	416,857
Total deposits	$5,468,942	$5,114,519

At December 31, 2022, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2023	$923,837
2024	146,157
2025	79,226
2026	22,965
2027	10,890
Thereafter	6,630
Total	$1,189,705

The Company had $4.3 million and $3.4 million in reciprocal time deposits as of December 31, 2022 and December 31, 2021, respectively. Included in money market deposits at December 31, 2022 and December 31, 2021 were $40.0 million and $35.4 million, respectively, of reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. In addition, the Company had $126.8 million of brokered deposits as of December 31, 2022, with no brokered deposits held as of December 31, 2021.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022 and December 31, 2021, the Company had public entity deposits that were collateralized by investment securities of $387.8 million and $303.3 million, respectively.

Note 11. Short-Term Borrowings

The following table summarizes our short-term borrowings as of the dates indicated:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	1.32%	$156,373	0.24%	$181,368
Federal Home Loan Bank advances	4.48	235,500	—	—
Total	3.22%	$391,873	0.24%	$181,368
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

Federal Funds Purchased: The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either December 31, 2022 or December 31, 2021.

Other: At December 31, 2022 and December 31, 2021, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $105.6 million as of December 31, 2022 and $60.2 million as of December 31, 2021. As of December 31, 2022 and December 31, 2021, the Bank had municipal securities with a market value of $115.2 million and $65.2 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.

The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 30, 2022 such that the revolving commitment matures on September 30, 2023, with no updates made to the fee structure or the interest rates. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no balance outstanding under this revolving credit facility as of both December 31, 2022 and December 31, 2021.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Long-Term Debt

Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

December 31, 2022	Face Value	Book Value	Interest Rate	Interest Rate	Maturity Date	Callable Date
	(in thousands)
ATBancorp Statutory Trust I	$7,732	$6,928	Three-month LIBOR + 1.68%	6.45%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,969	Three-month LIBOR + 1.65%	6.42%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,832	Three-month LIBOR + 2.15%	6.88%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,923	Three-month LIBOR + 3.50%	8.27%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	6.36%	12/15/2037	12/15/2012
Total	$44,847	$42,116

December 31, 2021
ATBancorp Statutory Trust I	$7,732	$6,888	Three-month LIBOR + 1.68%	1.88%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,908	Three-month LIBOR + 1.65%	1.85%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,800	Three-month LIBOR + 2.15%	2.37%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,880	Three-month LIBOR + 3.50%	3.70%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	1.79%	12/15/2037	12/15/2012
Total	$44,847	$41,940

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

Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At December 31, 2022, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.

Other Long-Term Debt
On June 7, 2022, the Company entered into an unsecured note payable with a correspondent bank with a maturity date of June 30, 2027. Payments of principal and interest are payable quarterly. Interest is payable at the monthly reset term SOFR plus 1.55%. As of December 31, 2022, $15.0 million of that note was outstanding.

Other long-term borrowings were as follows as of December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$787	8.89%	$951
FHLB borrowings	2.91	17,301	2.76	48,113
Notes payable to unaffiliated bank	5.67	15,000	—	—
Total	4.30%	$33,088	2.88%	$49,064

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. At December 31, 2022, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 3. Debt Securities of the notes to the consolidated financial statements.

As of December 31, 2022, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2023	2.79%	$11,000
Due in 2024	3.11%	6,250
Total		17,250
Valuation adjustment from acquisition accounting		51
Total		$17,301

Note 13. Income Taxes

Income taxes for the years ended December 31, 2022, 2021 and 2020 are summarized as follows:

	December 31,
(in thousands)	2022	2021	2020
Current:
Federal tax expense	$7,204	$12,675	$7,376
State tax expense	4,232	5,549	4,548
Deferred:
Deferred income tax expense	4,326	1,768	(5,225)
Total income tax provision	$15,762	$19,992	$6,699

Income tax expense (benefit) based on statutory rate for the year ended December 31, 2022, 2021 and 2020 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	Year ended December 31,
	2022		2021		2020
(dollars in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$16,085	21.0%	$18,790	21.0%	$2,798	21.0%
Tax-exempt interest	(3,505)	(4.6)	(3,500)	(3.9)	(3,053)	(22.9)
Bank-owned life insurance	(484)	(0.6)	(451)	(0.5)	(467)	(3.5)
State income taxes, net of federal income tax benefit	3,805	5.0	4,624	5.2	2,355	17.6
Goodwill impairment	—	—	—	—	6,615	49.6
Bargain purchase gain	(792)	(1.0)	—	—	—	—
Non-deductible acquisition expenses	55	0.1	41	—	—	—
General business credits	(60)	(0.1)	22	—	(1,751)	(13.1)
State tax reduction	835	1.1	—	—	—	—
Other	(177)	(0.3)	466	0.5	202	1.5
Total income tax expense	$15,762	20.6%	$19,992	22.3%	$6,699	50.2%

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net deferred tax assets as of December 31, 2022 and December 31, 2021 consisted of the following components:

	December 31,
(in thousands)	2022	2021
Deferred income tax assets:
Allowance for credit losses	$13,693	$13,732
Deferred compensation	3,299	3,483
Net operating losses (state and federal)	7,707	5,624
Unrealized losses on investment securities	30,355	3,131
Accrued compensation	1,565	1,365
ROU liabilities	852	984
Other	2,474	2,003
Gross deferred tax assets	59,945	30,322

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	5,020	4,356
Purchase accounting adjustments	3,220	2,880
Mortgage servicing rights	3,403	1,702
ROU assets	804	930
Other	1,237	937
Gross deferred tax liabilities	13,684	10,805
Net deferred income tax asset	46,261	19,517
Valuation allowance	7,190	5,624
Net deferred tax asset	$39,071	$13,893
The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards. The Iowa net operating loss carryforwards amounting to approximately $70.8 million will expire in various amounts from 2023 to 2043. As of December 31, 2022 and 2021, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward and the temporary differences associated with the Iowa corporate income tax return. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2022 and December 31, 2021.
Note 14. Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The Company matches 100% of the first 3% of employee contributions, and 50% of the next 2% of employee contributions, up to a maximum amount of 4% of an employee’s compensation. Company matching contributions for the years ended December 31, 2022, 2021 and 2020 were $2.0 million, $1.9 million, and $1.9 million, respectively.

The Company has an ESOP covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. The ESOP contribution expense for the years ended December 31, 2022, 2021 and 2020 were $1.7 million, $2.0 million, and $1.2 million, respectively.

The Company provides Health Savings Account contributions to its employees enrolled in high deductible plans. Company contributions for the years ended December 31, 2022, 2021 and 2020 were $0.3 million each year.

Supplemental Executive Retirement Plans: The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
provided by the qualified plans. Changes in the liability related to the SERPs, included in other liabilities, were as follows for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Balance, beginning	$1,246	$1,395	$1,632
Company contributions and interest	(12)	79	104
Cash payments made	(147)	(228)	(341)
Balance, ending	$1,087	$1,246	$1,395
Salary Continuation Plans: The Company has salary continuation plans for several officers and directors. These plans provide payments of various amounts upon retirement or death. There are no employee compensation deferrals to these plans. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. Changes in the salary continuation agreements, included in other liabilities, were as follows for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Balance, beginning	$4,289	$4,771	$5,452
Company paid interest	103	137	246
Cash payments made	(795)	(619)	(927)
Balance, ending	$3,597	$4,289	$4,771
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

Changes in the deferred compensation agreements, included in other liabilities, were as follows for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Balance, beginning	$5,880	$6,159	$7,021
Employee deferrals	441	223	200
Company paid interest	582	142	560
Cash payments made	(747)	(644)	(1,622)
Balance, ending	$6,156	$5,880	$6,159
Post-retirement Death Benefit Plan: The Company has an insurance benefit plan for several officers that provides a life insurance benefit of the participant’s last annual salary after retirement. Changes in the accrued balance, included in other liabilities, were as follows for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Balance, beginning	$1,991	$1,905	$1,670
Company deferral expense	214	86	235
Balance, ending	$2,205	$1,991	$1,905

To provide the retirement benefits for the aforementioned SERPs, salary continuation plans, deferred compensation plans, and post-retirement death benefit plan, the Company carries life insurance policies which had cash values totaling $83.3 million, $81.2 million and $79.0 million at December 31, 2022, 2021 and 2020, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 15. Stock Compensation Plans

The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) permits the Company to grant a total of 500,000 shares of the Company’s common stock as stock options, stock appreciation rights or stock awards (including restricted stock and restricted stock units) and also to grant cash incentive awards to eligible individuals. As of December 31, 2022, 158,500 shares of the Company’s common stock remained available for future awards under the 2017 Plan.

During 2022, the Company recognized $2.5 million of stock based compensation expense related to restricted stock unit grants. In comparison, during 2021 and 2020, the Company recognized $2.2 million and $1.4 million, respectively, related to restricted stock unit grants.

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

The following is a summary of non-vested restricted stock unit activity for the year ended December 31, 2022:

		Weighted-Average
	Shares	Grant-Date Fair Value
Non-vested at December 31, 2021	148,082	$29.33
Granted	88,846	31.48
Vested	(53,164)	29.93
Forfeited	(1,870)	30.11
Reinvested	5,221	30.02
Non-vested at December 31, 2022	187,115	$30.19

The fair value of restricted stock unit awards that vested during 2022 was $1.7 million, compared to $1.6 million and $1.1 million during the years ended December 31, 2021 and 2020, respectively. As of December 31, 2022, the total compensation costs related to non-vested restricted stock units that have not yet been recognized totaled $3.0 million, and the weighted average period over which these costs are expected to be recognized is approximately 1.9 years
Note 16. Earnings per Share

Basic per-share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2022	2021	2020
Basic Earnings Per Share:
Net income	$60,835	$69,486	$6,623
Weighted average shares outstanding	15,649,247	15,876,727	16,102,226
Basic earnings per common share	$3.89	$4.38	$0.41

Diluted Earnings Per Share:
Net income	$60,835	$69,486	$6,623
Weighted average shares outstanding, included all dilutive potential shares	15,700,607	15,905,035	16,110,296
Diluted earnings per common share	$3.87	$4.37	$0.41

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

Effective March 31, 2020, we elected the 5-year phase-in option allowed under the interim final rule (IFR) issued by the federal banking regulatory agencies that delays the estimated impact on regulatory capital stemming from the implementation of CECL. The IFR allows the add back of 100% of the capital effect from the day one CECL transition adjustment and 25% of the capital effect from subsequent increases in the allowance for credit losses through the two year period ending December 31, 2021. The modified CECL transitional amount of $9.4 million is then reduced from capital over the subsequent three-year period.

As of December 31, 2022, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since this date that management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer of 2.5%, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements.

As of December 31, 2022 and December 31, 2021, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these as of periods was zero dollars.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements in effect as of December 31, 2022 and December 31, 2021, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
At December 31, 2022:
Consolidated:
Total capital/risk weighted assets	$653,380	12.07%	$568,452	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	544,300	10.05	460,175	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	502,184	9.28	378,968	7.00	N/A	N/A
Tier 1 leverage capital/average assets	544,300	8.35	260,891	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$654,297	12.10%	$567,684	10.50%	$540,652	10.00%
Tier 1 capital/risk weighted assets	610,217	11.29	459,554	8.50	432,522	8.00
Common equity tier 1 capital/risk weighted assets	610,217	11.29	378,456	7.00	351,424	6.50
Tier 1 leverage capital/average assets	610,217	9.36	260,776	4.00	325,970	5.00
At December 31, 2021:
Consolidated:
Total capital/risk weighted assets	$615,060	13.09%	$493,283	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	508,687	10.83	399,324	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	466,747	9.94	328,855	7.00	N/A	N/A
Tier 1 leverage capital/average assets	508,687	8.67	234,745	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$584,348	12.46%	$492,436	10.50%	$468,987	10.00%
Tier 1 capital/risk weighted assets	542,975	11.58	398,639	8.50	375,189	8.00
Common equity tier 1 capital/risk weighted assets	542,975	11.58	328,291	7.00	304,841	6.50
Tier 1 leverage capital/average assets	542,975	9.25	234,686	4.00	293,358	5.00
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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	December 31,
(in thousands)	2022	2021
Commitments to extend credit	$1,190,607	$1,014,397
Commitments to sell loans	612	12,917
Standby letters of credit	18,398	16,342
Total	$1,209,617	$1,043,656

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At December 31, 2022, the liability for off-balance-sheet credit losses totaled $4.8 million, whereas the total amount of the liability as of December 31, 2021 was $4.0 million. The total amount recorded in credit loss (benefit) expense for the year ended December 31, 2022 was an expense of $0.8 million, while a benefit of $0.1 million was recorded for the year ended December 31, 2021.

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

Concentrations of credit risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 63% of the loans are real estate loans and approximately 8% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 14% and 10%, respectively, as of December 31, 2022.

Note 19. Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(in thousands)	2022	2021
Balance, beginning	$14,584	$16,816
Advances	6,001	2,979
Change due to collections, loans sold, or changes in related parties	(4,982)	(5,211)
Balance, ending	$15,603	$14,584

Available credit	$8,716	$8,488

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $14.4 million and $10.2 million as of December 31, 2022 and December 31, 2021, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from non-related parties.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$7,345	$—	$7,345	$—
State and political subdivisions	285,356	—	285,356	—
Mortgage-backed securities	5,944	—	5,944	—
Collateralized mortgage obligations	147,193	—	147,193	—
Corporate debt securities	707,709	—	707,709	—
Derivative assets	23,655	—	23,648	7
Mortgage servicing rights	13,421	—	13,421	—

Liabilities:
Derivative liabilities	$21,087	$—	$21,087	$—

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$266	$—	$266	$—
State and political subdivisions	765,742	—	765,742	—
Mortgage-backed securities	100,626	—	100,626	—
Collateralized mortgage obligations	768,899	—	768,899	—
Corporate debt securities	652,577	—	652,577	—
Derivative assets	6,106	—	5,776	330
Mortgage servicing rights	6,532	—	6,532	—

Liabilities:
Derivative liabilities	$6,741	$—	$6,741	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the years ended December 31, 2022 or December 31, 2021. Changes in the fair value of available for sale debt securities are included in other comprehensive income.

The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	December 31, 2022	December 31, 2021	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$7	$330	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	69%	-	100%	90%

Nonrecurring Basis

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$3,159	$—	$—	$3,159
Foreclosed assets, net	103	—	—	103

	Fair Value Measurement at December 31, 2021 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$15,772	$—	$—	$15,772
Foreclosed assets, net	357	—	—	357

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the date indicated:

	Fair Value at
(dollars in thousands)	December 31, 2022	December 31, 2021	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent individually analyzed loans	$3,159	$15,772	Fair value of collateral	Valuation adjustments	—%	100%	22%
Foreclosed assets, net	103	357	Fair value of collateral	Valuation adjustments	8%	8%	8%

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Other Fair Value Methods

Cash and Cash Equivalents, Interest Receivable, Short-term Borrowings, Finance Lease Payable, and Other Long-Term Debt - The carrying amounts of these financial instruments approximate their fair values.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The carrying amount and estimated fair value of financial instruments at December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,435	$86,435	$86,435	$—	$—
Debt securities available for sale	1,153,547	1,153,547	—	1,153,547	—
Held to maturity debt securities	1,129,421	924,894	—	924,894	—
Loans held for sale	612	622	—	622	—
Loans held for investment, net	3,791,324	3,702,527	—	—	3,702,527
Interest receivable	27,090	27,090	—	27,090	—
FHLB stock	19,248	19,248	—	19,248	—
Derivative assets	23,655	23,655	—	23,648	7
Financial liabilities:
Noninterest bearing deposits	1,053,450	1,053,450	1,053,450	—	—
Interest bearing deposits	4,415,492	4,393,315	3,225,787	1,167,528	—
Short-term borrowings	391,873	391,873	391,873	—	—
Finance leases payable	787	787	—	787	—
FHLB borrowings	17,301	17,032	—	17,032	—
Junior subordinated notes issued to capital trusts	42,116	39,023	—	39,023	—
Subordinated debentures	64,006	64,004	—	64,004	—
Other long-term debt	15,000	15,000	—	15,000	—
Derivative liabilities	21,087	21,087	—	21,087	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$203,830	$203,830	$203,830	$—	$—
Debt securities available for sale	2,288,110	2,288,110	—	2,288,110	—
Loans held for sale	12,917	12,970	—	12,970	—
Loans held for investment, net	3,196,312	3,207,314	—	—	3,207,314
Interest receivable	20,117	20,117	—	20,117	—
FHLB stock	10,157	10,157	—	10,157	—
Derivative assets	6,106	6,106	—	5,776	330
Financial liabilities:
Noninterest bearing deposits	1,005,369	1,005,369	1,005,369	—	—
Interest bearing deposits	4,109,150	4,105,858	3,186,901	918,957	—
Short-term borrowings	181,368	181,368	181,368	—	—
Finance leases payable	951	951	—	951	—
FHLB borrowings	48,113	48,947	—	48,947	—
Junior subordinated notes issued to capital trusts	41,940	35,545	—	35,545	—
Subordinated debentures	63,875	68,207	—	68,207	—
Derivative liabilities	6,741	6,741	—	6,741	—

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

Trust and Asset Management
Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time, and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. The Company does not earn performance-based incentives. Optional services such as real estate property management and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2022 and December 31, 2021, the Company did not have any significant contract balances.

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

Note 22. Leases

The Company’s lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2030. Substantially all of our leases are classified as operating leases, with the Company holding one finance lease for a banking office with a lease term of 2025.

(dollars in thousands)	Classification	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	Other assets	$2,492	$2,840
Finance lease right-of-use asset	Premises and equipment, net	350	446
Total right-of-use assets		$2,842	$3,286

Operating lease liability	Other liabilities	$3,359	$3,778
Finance lease liability	Long-term debt	787	951
Total lease liabilities		$4,146	$4,729

Weighted-average remaining lease term:	Operating leases	9.23 years	9.13 years
	Finance lease	3.67 years	4.67 years
Weighted-average discount rate:	Operating leases	4.23%	4.13%
	Finance lease	8.89%	8.89%

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

	Years Ended December 31,
(in thousands)	2022	2021	2020
Lease Costs
Operating lease cost	$1,165	$1,194	$1,236
Variable lease cost	56	107	241
Interest on lease liabilities (1)	76	90	102
Amortization of right-of-use assets	96	95	96
Net lease cost	$1,393	$1,486	$1,675

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,186	$1,177	$1,146
Operating cash flows from finance lease	76	90	102
Finance cash flows from finance lease	164	145	128

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	638	232	132
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2022 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2023	$245	$1,109
December 31, 2024	250	826
December 31, 2025	254	357
December 31, 2026	172	262
December 31, 2027	—	178
Thereafter	—	1,698
Total undiscounted lease payment	$921	$4,430
Amounts representing interest	(134)	(1,071)
Lease liability	$787	$3,359

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 24. Parent Company Only Financial Information

The following are condensed balance sheets of MidWestOne Financial Group, Inc. as of December 31, 2022 and December 31, 2021 (parent company only):

	As of December 31,
(in thousands)	2022	2021
Assets
Cash	$11,749	$29,869
Investment in subsidiaries	600,826	603,703
Other assets	3,364	1,882
Total assets	$615,939	$635,454

Liabilities and Shareholders’ Equity
Long-term debt	$121,122	$105,815
Other liabilities	2,024	2,164
Total liabilities	123,146	107,979
Total shareholders’ equity	492,793	527,475
Total liabilities and shareholders’ equity	$615,939	$635,454

The following are condensed statements of income of MidWestOne Financial Group, Inc. for the years ended December 31, 2022, 2021, and 2020 (parent company only):

	Year Ended December 31,
(in thousands)	2022	2021	2020
Income
Dividends received from subsidiaries	$36,000	$40,750	$3,500
Interest and other income	3,349	247	76
Total income	39,349	40,997	3,576
Expense
Interest expense	(6,342)	(5,306)	(4,471)
Compensation and employee benefits	(2,976)	(2,523)	(1,674)
Other	(2,960)	(1,139)	(1,049)
Total expenses	(12,278)	(8,968)	(7,194)
Income (loss) before income taxes and equity in subsidiaries’ undistributed income	27,071	32,029	(3,618)
Income tax benefit	1,768	1,764	1,495
Equity in subsidiaries’ undistributed income	31,996	35,693	8,746
Net income	$60,835	$69,486	$6,623

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are condensed statements of cash flows of MidWestOne Financial Group, Inc. for the years ended December 31, 2022, 2021, and 2020 (parent company only):

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating Activities:
Net income	$60,835	$69,486	$6,623
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(31,996)	(35,693)	(8,746)
Share-based compensation	2,541	2,153	1,380
Net change in other assets and other liabilities	(433)	327	2,460
Net cash provided by operating activities	$30,947	$36,273	$1,717
Investing Activities:
Proceeds from sales of equity securities	$14	$70	$—
Purchases of equity securities	(1,250)	(3)	(9)
Proceeds from intercompany sale of bank-owned life insurance	—	5,252	—
Proceeds from sale of premises and equipment	—	—	210
Net cash paid in business acquisition	(44,955)	—	—
Net cash (used in) provided by investing activities	$(46,191)	$5,319	$201
Financing Activities:
Proceeds from issuance of subordinated debt	$—	$—	$65,000
Payments of subordinated debt issuance costs	—	(9)	(1,303)
Redemption of subordinated debentures	—	(10,835)	—
Proceeds from other long-term debt	25,000	—	—
Payments of other long-term debt	(10,000)	—	(32,250)
Taxes paid relating to the release/lapse of restriction on RSUs	(281)	(121)	(149)
Dividends paid	(14,870)	(14,282)	(14,175)
Repurchase of common stock	(2,725)	(11,554)	(4,624)
Net cash (used in) provided by financing activities	$(2,876)	$(36,801)	$12,499
Net (decrease) increase in cash	$(18,120)	$4,791	$14,417
Cash and cash equivalents at beginning of year	29,869	25,078	10,661
Cash and cash equivalents at end of year	$11,749	$29,869	$25,078

Note 25. Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2022, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2022 have been recognized in the consolidated financial statements for the period ended December 31, 2022. Events or transactions that provided evidence about conditions that did not exist at December 31, 2022, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2022.

On January 24, 2023, the board of directors of the Company declared a cash dividend of $0.2425 per share payable on March 15, 2023 to shareholders of record as of the close of business on March 1, 2023.

In the first quarter of 2023, the Company executed the sale of approximately $231 million in book value of its AFS debt securities as part of a balance sheet repositioning. The sale resulted in pre-tax realized loss of approximately $13.2 million, and the proceeds of approximately $220 million will be redeployed towards paying off existing short-term borrowings and purchasing higher yielding AFS debt securities. The balance sheet repositioning is a non-recognized subsequent event and will be reflected in the first quarter 2023 consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 26. Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2022
Interest income	$56,757	$53,421	$44,729	$41,852
Interest expense	13,193	7,688	5,004	4,516
Net interest income	43,564	45,733	39,725	37,336
Credit loss expense (benefit)	572	638	3,282	—
Noninterest income	10,940	12,588	12,347	11,644
Noninterest expense	34,440	34,623	32,082	31,643
Income before income taxes	19,492	23,060	16,708	17,337
Income tax expense	3,490	4,743	4,087	3,442
Net income	$16,002	$18,317	$12,621	$13,895

Earnings per common share
Basic	$1.02	$1.17	$0.81	$0.89
Diluted	$1.02	$1.17	$0.80	$0.88

2021
Interest income	$43,556	$45,219	$43,787	$44,204
Interest expense	4,737	4,879	5,282	5,587
Net interest income	38,819	40,340	38,505	38,617
Credit loss (benefit) expense	622	(1,080)	(2,144)	(4,734)
Noninterest income	11,229	9,182	10,218	11,824
Noninterest expense	30,444	29,778	28,670	27,700
Income (loss) before income tax expense (benefit)	18,982	20,824	22,197	27,475
Income tax expense (benefit)	4,726	4,513	4,926	5,827
Net income (loss)	$14,256	$16,311	$17,271	$21,648

Earnings (loss) per common share
Basic	$0.91	$1.03	$1.08	$1.35
Diluted	$0.91	$1.03	$1.08	$1.35

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Management excluded from its assessment the internal control over financial reporting of Iowa First Bancshares Corporation, which was acquired on June 9, 2022, until the accounting systems were converted on July 22, 2022 and September 9, 2022, and whose financial data constituted approximately 10% of total assets as of the date of acquisition.

Management assessed the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, assert that the Company maintained effective internal control over financial reporting as of December 31, 2022 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MidWestOne Financial Group, Inc. and subsidiary’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, and the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements of the Company and our report dated March 13, 2023 expressed an unqualified opinion.
As described in Management’s Annual Report, management has excluded Iowa First Bancshares Corporation from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination in the second quarter of 2022. We have also excluded Iowa First Bancshares Corporation from our audit of internal control over financial reporting. Iowa First Bancshares Corporations’ entities operated under separate accounting systems from June 9, 2022 (the date of acquisition) until the systems were converted on July 22, 2022 and September 9, 2022. Iowa First Bancshares Corporation’s total assets represent approximately 10% of the related consolidated financial statement amount as of the date of the acquisition.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
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
March 13, 2023

ITEM 9B.    OTHER INFORMATION.
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Delinquent Section 16(a) Reports,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2022 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2022 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2022 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2022 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (PCAOB ID: 49).
The information required by this Item 14 will be included in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders under the caption “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2022 fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
(1) Financial Statements: The following consolidated financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Report of Independent Registered Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets - December 31, 2022 and 2021
Consolidated Statements of Income - Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows - Years Ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements
(2) Financial Statement Schedules:
    All schedules are omitted as such information is inapplicable or is included in the financial statements.
    (3) Exhibits:
The exhibits are filed as part of this report and exhibits incorporated herein by reference to other documents are as follows:

Exhibit
Number	Description	Incorporated by Reference to:
2.1	Agreement and Plan of Merger dated November 1, 2021,	Exhibit 2.1 to the Company’s Current Report on Form 8-K
	by and among MidWestOne Financial Group, Inc., IFBC	filed with the SEC on November 1, 2021
Acquisition Corp., and Iowa First Bancshares Corp.^

3.1	Amended and Restated Articles of Incorporation of	Exhibit 3.3 to the Company’s Amendment No. 1 to
	MidWestOne Financial Group, Inc. filed with the	Registration Statement on Form S-4 (File No. 333-147628)
	Secretary of State of the State of Iowa on March 14, 2008	filed with the SEC on January 14, 2008

3.2	Articles of Amendment (First Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on January 23, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
January 23, 2009

3.3	Articles of Amendment (Second Amendment) to the	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	Amended and Restated Articles of Incorporation of	filed with the SEC on February 6, 2009
MidWestOne Financial Group, Inc. filed with the
Secretary of State of the State of Iowa on
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Articles of Amendment (Third Amendment) to the	Exhibit 3.1 to the Company’s Form 10-Q for the quarter
	Amended and Restated Articles of Incorporation of	ended March 31, 2017, filed with the SEC on May 4, 2017
MidWestOne Financial Group, Inc., filed with the Secretary
of State of the State of Iowa on April 21, 2017

3.5	Third Amended and Restated Bylaws, as Amended of	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc. as of October 18, 2022	filed with the SEC on October 19, 2022

4.1	Reference is made to Exhibits 3.1 through 3.5 hereof	N/A

4.2	Description of the Company’s Securities Registered	Filed herewith
Pursuant to Section 12 of the Securities Exchange Act of
1934

4.3	Indenture, dated July 28, 2020, by and between	Exhibit 4.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on July 29, 2020
National Association, as trustee

4.4	Forms of 5.75% Fixed-to-Floating Rate Subordinated Note	Exhibit 4.1 to the Company’s Current Report on Form 8-K
	due 2030 (included as Exhibit A-1 and Exhibit A-2 to the	filed with the SEC on July 29, 2020
Indenture filed as Exhibit 4.3 hereto)

Exhibit
Number	Description	Incorporated by Reference to:
10.1	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 to the Company’s Annual Report on Form 10-K
	Ownership Plan and Trust (Restated as of January 1,	filed with the SEC on March 6, 2020
2013)*

10.2	ISB Financial Corp. (now known as MidWestOne	Appendix F of the Joint Proxy Statement-Prospectus
	Financial Group, Inc.) 2008 Equity Incentive Plan*	constituting part of the Company’s Amendment No. 2 to
Registration Statement on Form S-4 (File No. 333-147628)
filed with the SEC on January 22, 2008

10.3	MidWestOne Financial Group, Inc. 2017 Equity	Appendix A of the Company’s Definitive Proxy Statement on
	Incentive Plan*	Schedule 14A filed with the SEC on March 10, 2017

10.4	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 10.4 to the Company’s Annual Report on Form 10-K
	Incentive Plan Restricted Stock Unit Award Agreement*	filed with the SEC on March 11, 2021

10.5	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 10.5 to the Company’s Annual Report on Form 10-K
	Incentive Plan Performance-Based Restricted Stock Unit	filed with the SEC on March 11, 2021
Award Agreement*

10.6	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.7	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001*	November 27, 2007

10.8	Employment Agreement between MidWestOne Financial	Exhibit 10.5 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated October 18,	Form 8-K filed with the SEC on October 18, 2017
2017*

10.9	Credit Agreement by and between MidWestOne	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	Financial Group, Inc. and U.S. Bank National Association	ended June 30, 2015 filed with the SEC on August 10, 2015
dated April 30, 2015

10.10	Fourth Amendment to the Credit Agreement by and	Exhibit 10.9 to the Company’s Annual Report on Form 10-K
	between MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on March 6, 2020
National Association dated April 29, 2019

10.11	Seventh Amendment to the Credit Agreement by and	Exhibit 10.11 to the Company’s Annual Report on Form 10-K
	between MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on March 11, 2021
National Association dated December 11, 2020

10.12	Eighth Amendment to the Credit Agreement by and	Exhibit 10.1 to the Company’s Form 10-Q for the quarter
	between MidWestOne Financial Group, Inc. and U.S. Bank	ended September 30, 2021 filed with the SEC on
	National Association dated October 22, 2021.	November 4, 2021

10.13	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Barry S. Ray, effective June 4, 2018*	Form 8-K filed with the SEC on May 4, 2018

10.14	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Gary L. Sims, effective June 25, 2018*	Form 8-K filed with the SEC on June 11, 2018

10.15	Change in Control Agreement between MidWestOne	Exhibit 10.23 to the Company’s Annual Report on Form 10-K
	Financial Group, Inc. and David Lindstrom, effective	filed with the SEC on March 8, 2019
February 21, 2018*

Exhibit
Number	Description	Incorporated by Reference to:
10.16	Change in Control Agreement between MidWestOne	Exhibit 10.13 to the Company’s Annual Report on Form 10-K
	Financial Group, Inc. and Gregory W. Turner, effective	filed with the SEC on March 6, 2020
October 13, 2017*

10.17	Amended and Restated MidWestOne Financial Group, Inc.	Exhibit 10.16 to the Company’s Annual Report on Form 10-K
	Executive Deferred Compensation Plan, effective	filed with the SEC on March 11, 2021
December 15, 2020*

10.18	Amended and Restated Employment Agreement between	Exhibit 10.18 to the Company’s Annual Report on Form 10-K
	MidWestOne Financial Group, Inc. and Len D. Devaisher,	filed with the SEC on March 10, 2022
dated March 8, 2022*

10.19	Letter Agreement which revises the Amended and Restated	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Employment Agreement between MidWestOne Financial	filed with the SEC on September 29, 2022
Group, Inc. and Len D. Devaisher, dated September 27, 2022*

10.20	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Group, Inc. and Charles N. Reeves, dated November 1, 2022*	filed with the SEC on October 19, 2022

10.21	Letter Agreement, dated January 24, 2023, from the	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Compensation Committee of the Board of Directors	filed with the SEC on January 26, 2023
of MidWestOne Financial Group, Inc., to Charles N. Funk
regarding compensation matters*

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of RSM US LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.3	Certification of Principal Accounting Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Accounting Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description	Incorporated by Reference to:
101	The following financial statements from the Company’s	Filed herewith
Annual Report on Form 10-K for the year ended
December 31, 2022, formatted in Inline XBRL:
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 13, 2023	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. REEVES	Chief Executive Officer; Director	March 13, 2023
Charles N. Reeves	(Principal Executive Officer)

/s/ BARRY S. RAY	Chief Financial Officer	March 13, 2023
Barry S. Ray	(Principal Financial Officer)

/s/ JOHN J. RUPPEL	Chief Accounting Officer	March 13, 2023
John J. Ruppel	(Principal Accounting Officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 13, 2023
Kevin W. Monson

/s/ LARRY D. ALBERT	Director	March 13, 2023
Larry D. Albert

/s/ RICHARD R. DONOHUE	Director	March 13, 2023
Richard R. Donohue

/s/ CHARLES N. FUNK	Director	March 13, 2023
Charles N. Funk

/s/ JANET E. GODWIN	Director	March 13, 2023
Janet E. Godwin

/s/ DOUGLAS H. GREEFF	Director	March 13, 2023
Douglas H. Greeff

/s/ RICHARD J. HARTIG	Director	March 13, 2023
Richard J. Hartig

/s/ JENNIFER L. HAUSCHILDT	Director	March 13, 2023
Jennifer L. Hauschildt

/s/ MATTHEW J. HAYEK	Director	March 13, 2023
Matthew J. Hayek

/s/ NATHANIEL J. KAEDING	Director	March 13, 2023
Nathaniel J. Kaeding

/s/ TRACY S. MCCORMICK	Director	March 13, 2023
Tracy S. McCormick

/s/ RUTH E. STANOCH	Director	March 13, 2023
Ruth E. Stanoch