Form 10-Q
period 2023-03-31
MidWestOne Financial Group, Inc.
filed 2023-05-05
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 3, 2023, there were 15,675,325 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FHLBC	Federal Home Loan Bank of Chicago
AFS	Available for Sale	FHLBDM	Federal Home Loan Bank of Des Moines
AOCI	Accumulated Other Comprehensive Income	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNBF	First National Bank in Fairfield
ASU	Accounting Standards Update	FNBM	First National Bank of Muscatine
ATM	Automated Teller Machine	FNMA	Federal National Mortgage Association
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FRB	Board of Governors of the Federal Reserve System
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	U.S. Generally Accepted Accounting Principles
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act of 1999
CAA	Consolidated Appropriations Act, 2021	GNMA	Government National Mortgage Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	IOFB	Iowa First Bancshares Corp.
CECL	Current Expected Credit Loss	LIBOR	The London Inter-bank Offered Rate
CMO	Collateralized Mortgage Obligations	MBS	Mortgage-Backed Securities
COVID-19	Coronavirus Disease 2019	PCD	Purchase Credit Deteriorated
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	ROU	Right-of-Use
DCF	Discounted Cash Flows	RPA	Credit Risk Participation Agreement
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$63,945	$83,990
Interest earning deposits in banks	5,273	2,445
Total cash and cash equivalents	69,218	86,435
Debt securities available for sale at fair value	954,074	1,153,547
Held to maturity securities at amortized cost	1,117,709	1,129,421
Total securities	2,071,783	2,282,968
Loans held for sale	2,553	612
Gross loans held for investment	3,932,900	3,854,791
Unearned income, net	(13,535)	(14,267)
Loans held for investment, net of unearned income	3,919,365	3,840,524
Allowance for credit losses	(49,800)	(49,200)
Total loans held for investment, net	3,869,565	3,791,324
Premises and equipment, net	86,208	87,125
Goodwill	62,477	62,477
Other intangible assets, net	28,563	30,315
Foreclosed assets, net	—	103
Other assets	219,585	236,517
Total assets	$6,409,952	$6,577,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$989,469	$1,053,450
Interest bearing deposits	4,565,684	4,415,492
Total deposits	5,555,153	5,468,942
Short-term borrowings	143,981	391,873
Long-term debt	137,981	139,210
Other liabilities	72,187	85,058
Total liabilities	5,909,302	6,085,083

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,675,325 and 15,623,977	16,581	16,581
Additional paid-in capital	300,966	302,085
Retained earnings	286,767	289,289
Treasury stock at cost, 905,692 and 957,040 shares	(24,779)	(26,115)
Accumulated other comprehensive loss	(78,885)	(89,047)
Total shareholders' equity	500,650	492,793
Total liabilities and shareholders' equity	$6,409,952	$6,577,876
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands, except per share amounts)	2023	2022
Interest income
Loans, including fees	$46,490	$31,318
Taxable investment securities	10,444	8,123
Tax-exempt investment securities	2,127	2,383
Other	244	28
Total interest income	59,305	41,852
Interest expense
Deposits	15,319	2,910
Short-term borrowings	1,786	119
Long-term debt	2,124	1,487
Total interest expense	19,229	4,516
Net interest income	40,076	37,336
Credit loss expense	933	—
Net interest income after credit loss expense	39,143	37,336
Noninterest (loss) income
Investment services and trust activities	2,933	3,011
Service charges and fees	2,008	1,657
Card revenue	1,748	1,650
Loan revenue	1,420	4,293
Bank-owned life insurance	602	531
Investment securities (losses) gains, net	(13,170)	40
Other	413	462
Total noninterest (loss) income	(4,046)	11,644
Noninterest expense
Compensation and employee benefits	19,607	18,664
Occupancy expense of premises, net	2,746	2,779
Equipment	2,171	1,901
Legal and professional	1,736	2,353
Data processing	1,363	1,231
Marketing	986	1,029
Amortization of intangibles	1,752	1,227
FDIC insurance	749	420
Communications	261	272
Foreclosed assets, net	(28)	(112)
Other	1,976	1,879
Total noninterest expense	33,319	31,643
Income before income tax expense	1,778	17,337
Income tax expense	381	3,442
Net income	$1,397	$13,895

Per common share information
Earnings - basic	$0.09	$0.89
Earnings - diluted	$0.09	$0.88
Dividends paid	$0.2425	$0.2375
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands)	2023	2022
Net income	$1,397	$13,895

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available for sale debt securities:
Unrealized net holding loss on debt securities available for sale arising during the period	(285)	(46,221)
Reclassification adjustment for losses (gains) included in net income	13,170	(40)
Income tax (expense) benefit	(3,260)	12,074
Unrealized net gain (loss) on available for sale debt securities, net of reclassification adjustments	9,625	(34,187)
Reclassification of available for sale debt securities to held to maturity:
Amortization of the net unrealized loss from the reclassification of available for sale debt securities to held to maturity	581	1,402
Income tax expense	(147)	(366)
Amortization of net unrealized loss from the reclassification of available for sale debt securities to held to maturity, net	434	1,036
Unrealized gain from cash flow hedging instruments:
Unrealized net holding gains in cash flow hedging instruments arising during the period	138	—
Income tax expense	(35)	—
Unrealized net gains on cash flow hedge instruments, net of reclassification adjustment	103	—
Other comprehensive income (loss), net of tax	10,162	(33,151)
Comprehensive income (loss)	$11,559	$(19,256)
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	$527,475
Net income	—	—	13,895	—	—	13,895
Other comprehensive loss	—	—	—	—	(33,151)	(33,151)
Release/lapse of restriction on RSUs (30,478 shares)	—	(995)	(31)	789	—	(237)
Repurchase of common stock (11,500 shares)	—	—	—	(356)	—	(356)
Share-based compensation	—	560	—	—	—	560
Dividends paid on common stock ($0.2375 per share)	—	—	(3,729)	—	—	(3,729)
Balance at March 31, 2022	$16,581	$300,505	$253,500	$(24,113)	$(42,016)	$504,457

Balance at December 31, 2022	$16,581	$302,085	$289,289	$(26,115)	$(89,047)	$492,793
Net income	—	—	1,397	—	—	1,397
Other comprehensive income	—	—	—	—	10,162	10,162
Release/lapse of restriction on RSUs (51,348 shares, net)	—	(1,767)	(118)	1,336	—	(549)
Share-based compensation	—	648	—	—	—	648
Dividends paid on common stock ($0.2425 per share)	—	—	(3,801)	—	—	(3,801)
Balance at March 31, 2023	$16,581	$300,966	$286,767	$(24,779)	$(78,885)	$500,650

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited) (dollars in thousands)	2023	2022
Operating Activities:
Net income	$1,397	$13,895
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	933	—
Depreciation, amortization, and accretion	2,891	2,469
Net change in premises and equipment due to writedown or sale	(19)	410
Share-based compensation	648	560
Net loss (gain) on sale or call of debt securities available for sale	13,170	(40)
Net change in foreclosed assets due to writedown or sale	(31)	(112)
Net gain on sale of loans held for sale	(75)	(817)
Origination of loans held for sale	(9,976)	(32,564)
Proceeds from sales of loans held for sale	8,110	43,232
Increase in cash surrender value of bank-owned life insurance	(602)	(531)
(Increase) decrease in deferred income taxes, net	(410)	1,441
Change in:
Other assets	14,434	(7,514)
Other liabilities	(12,871)	5,747
Net cash provided by operating activities	$17,599	$26,176
Investing Activities:
Proceeds from sales of debt securities available for sale	$218,667	$—
Proceeds from maturities and calls of debt securities available for sale	34,746	45,174
Purchases of debt securities available for sale	(54,690)	(198,857)
Proceeds from maturities and calls of debt securities held to maturity	11,798	49,839
Net increase in loans held for investment	(77,890)	(9,239)
Purchases of premises and equipment	(404)	(938)
Proceeds from sale of foreclosed assets	134	196
Proceeds from sale of premises and equipment	183	8
Net cash provided by (used in) investing activities	$132,544	$(113,817)
Financing Activities:
Net (decrease) increase in:
Deposits	$86,175	$(36,825)
Short-term borrowings	(247,892)	(175)
Payments on finance lease liability	(43)	(39)
Payments of Federal Home Loan Bank borrowings	—	(15,000)
Payments of other long-term debt	(1,250)	—
Taxes paid relating to the release/lapse of restriction on RSUs	(549)	(236)
Dividends paid	(3,801)	(3,729)
Repurchase of common stock	—	(356)
Net cash used in financing activities	$(167,360)	$(56,360)
Net change in cash and cash equivalents	$(17,217)	$(144,001)
Cash and cash equivalents at beginning of period	86,435	203,830
Cash and cash equivalents at end of period	$69,218	$59,829

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$16,599	$5,466
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans held for investment to loans held for sale	$—	$3,400
Investment securities purchased but not settled	—	6,509
Transfer of premises and equipment to assets held for sale	—	628
Transfer of debt securities available for sale to debt securities held to maturity	—	1,253,179
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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2023 may not be indicative of results for the year ending December 31, 2023, or for any other period.

All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023.
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
Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption at March 31, 2023

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. Certain optional expedients and exceptions for contract modifications and hedging relationships were amended in ASU 2021-01, Reference Rate Reform (Topic 848): Scope Refinement, issued on January 7, 2021. In addition, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset

Date of Topic 848, deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which time entities will no longer be permitted to apply the relief in Topic 848. The adoption of ASU 2020-04 is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Adopted at March 31, 2023

On March 31, 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. For creditors that have adopted the CECL accounting guidance within ASU 2016-13, the amendments eliminate the accounting guidance for TDRs within ASC 310-40, while also enhancing the disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. In addition, public business entities must also disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The amendments are effective for fiscal years beginning after December 15, 2022 and should be applied prospectively, with an option to apply a modified retrospective transition approach for the recognition and measurement of TDRs. The adoption of ASU 2022-02 was applied prospectively and did not have a material impact on the Company's consolidated financial statements.

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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the June 9, 2022 acquisition date net of any applicable tax effects using a methodology similar to the Company's legacy assets and liabilities (refer to Note 14. Fair Value of Financial Instruments and Fair Value Measurements for additional information regarding the fair value methodology). The bargain purchase gain, which is recorded in 'Other' noninterest income, was generated as a result of the estimated fair value of identifiable net assets acquired exceeding the merger consideration. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in lower effective tax rate in the period recorded.
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
The following table summarizes the IOFB acquisition-related expenses, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Noninterest Expense
Compensation and employee benefits	$70	$—
Equipment	—	5
Legal and professional	—	63
Data processing	65	38
Marketing	—	7
Communications	—	1
Other	1	14
Total acquisition-related expenses	$136	$128

3.    Debt Securities
On January 1, 2022, the Company transferred, at fair value, $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and securities issued by state and political subdivisions from the available for sale classification to the held to maturity classification. The net unrealized after tax loss of $11.5 million associated with those re-classified securities remained in accumulated other comprehensive loss and will be amortized over the remaining life of the securities. At March 31, 2023, there was $8.2 million of net unrealized after tax loss remaining in accumulated other comprehensive loss. No gains or losses were recognized in earnings at the time of the transfer.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities for the periods indicated.

	As of March 31, 2023
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
State and political subdivisions	$196,497	$24	$11,940	$—	$184,581
Mortgage-backed securities	5,851	5	177	—	5,679
Collateralized loan obligations	54,224	—	150	—	54,074
Collateralized mortgage obligations	168,135	—	23,469	—	144,666
Corporate debt securities	624,673	22	59,621	—	565,074
Total available for sale debt securities	$1,049,380	$51	$95,357	$—	$954,074

Held to Maturity
State and political subdivisions	$538,182	$—	$71,250	$—	$466,932
Mortgage-backed securities	79,597	—	11,772	—	67,825
Collateralized mortgage obligations	499,930	—	96,152	—	403,778
Total held to maturity debt securities	$1,117,709	$—	$179,174	$—	$938,535
(1) Amortized cost for the held to maturity securities includes $0.2 million of unamortized gain in state and political subdivisions, $10 thousand of unamortized losses in mortgage-backed securities and $11.4 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

	As of December 31, 2022
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

Investment securities with a fair value of $1.19 billion and $690.2 million at March 31, 2023 and December 31, 2022, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At March 31, 2023 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $6.8 million and $3.6 million, respectively. At December 31, 2022 the accrued interest receivable on available for sale debt securities totaled $7.6 million and $3.7 million.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at March 31, 2023, aggregated by investment category and length of time in a continuous loss position:

		As of March 31, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	187	$58,853	$2,606	$111,956	$9,334	$170,809	$11,940
Mortgage-backed securities	25	969	26	4,269	151	5,238	177
Collateralized loan obligations	2	9,708	150	—	—	9,708	150
Collateralized mortgage obligations	20	37,129	2,313	107,537	21,156	144,666	23,469
Corporate debt securities	152	133,706	5,121	424,397	54,500	558,103	59,621
Total	386	$240,365	$10,216	$648,159	$85,141	$888,524	$95,357
As of March 31, 2023, 187 state and political subdivisions securities with total unrealized losses of $11.9 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2023, 25 mortgage-backed securities, and 20 collateralized mortgage obligations with unrealized losses totaling $23.6 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2023, 2 collateralized loan obligations with unrealized losses of $0.2 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2023, 152 corporate debt securities with total unrealized losses of $59.6 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
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
The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of March 31, 2023. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.
Proceeds and gross realized gains and losses on debt securities available for sale for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended
(in thousands)	March 31, 2023	March 31, 2022
Proceeds from sales of debt securities available for sale	$218,667	$—

Gross realized gains from sales of debt securities available for sale	—	—
Gross realized losses from sales of debt securities available for sale	(13,170)	—
Net realized gain from sales of debt securities available for sale(1)	$(13,170)	$—

(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call or maturity of debt securities of $0 for the three months ended March 31, 2023 and $40 thousand for the three months ended March 31, 2022.

The contractual maturity distribution of investment debt securities at March 31, 2023, is shown below. Expected maturities of MBS, CLO and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$49,536	$49,128	$4,390	$4,375
Due after one year through five years	563,764	516,820	116,601	105,326
Due after five years through ten years	176,129	155,873	207,827	180,227
Due after ten years	31,741	27,834	209,364	177,004
	$821,170	$749,655	$538,182	$466,932
Mortgage-backed securities	5,851	5,679	79,597	67,825
Collateralized loan obligations	54,224	54,074	—	—
Collateralized mortgage obligations	168,135	144,666	499,930	403,778
Total	$1,049,380	$954,074	$1,117,709	$938,535

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	March 31, 2023	December 31, 2022
Agricultural	$106,641	$115,320
Commercial and industrial	1,080,514	1,055,162
Commercial real estate:
Construction & development	320,924	270,991
Farmland	182,528	183,913
Multifamily	255,065	252,129
Commercial real estate-other	1,290,454	1,272,985
Total commercial real estate	2,048,971	1,980,018
Residential real estate:
One- to four- family first liens	448,459	451,210
One- to four- family junior liens	162,403	163,218
Total residential real estate	610,862	614,428
Consumer	72,377	75,596
Loans held for investment, net of unearned income	3,919,365	3,840,524
Allowance for credit losses	(49,800)	(49,200)
Total loans held for investment, net	$3,869,565	$3,791,324

Loans with unpaid principal in the amount of $1.24 billion and $1.01 billion at March 31, 2023 and December 31, 2022, respectively, were pledged to the FHLB as collateral for borrowings.

Non-accrual and Delinquent Status
Loans are placed on non-accrual when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 days or more for all loan types, except owner occupied residential real estate, which are moved to non-accrual at 120 days or more past due, unless the loan is both well secured with marketable collateral and in the process of collection. All loans rated doubtful or worse, and certain loans rated substandard, are placed on non-accrual.
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

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
March 31, 2023
Agricultural	$105,506	$851	$—	$284	$106,641	$—
Commercial and industrial	1,078,687	627	378	822	1,080,514	—
Commercial real estate:
Construction and development	320,924	—	—	—	320,924	—
Farmland	180,721	31	—	1,776	182,528	—
Multifamily	255,065	—	—	—	255,065	—
Commercial real estate-other	1,289,988	—	48	418	1,290,454	—
Total commercial real estate	2,046,698	31	48	2,194	2,048,971	—
Residential real estate:
One- to four- family first liens	444,724	3,124	156	455	448,459	2
One- to four- family junior liens	161,357	120	30	896	162,403	—
Total residential real estate	606,081	3,244	186	1,351	610,862	2
Consumer	72,235	125	10	7	72,377	—
Total	$3,909,207	$4,878	$622	$4,658	$3,919,365	$2

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
December 31, 2022
Agricultural	$114,922	$100	$—	$298	$115,320	$—
Commercial and industrial	1,052,406	922	111	1,723	1,055,162	—
Commercial real estate:
Construction and development	270,905	86	—	—	270,991	—
Farmland	182,115	729	—	1,069	183,913	—
Multifamily	252,129	—	—	—	252,129	—
Commercial real estate-other	1,266,874	5,574	45	492	1,272,985	—
Total commercial real estate	1,972,023	6,389	45	1,561	1,980,018	—
Residential real estate:
One- to four- family first liens	446,066	3,177	954	1,013	451,210	565
One- to four- family junior liens	161,989	301	78	850	163,218	—
Total residential real estate	608,055	3,478	1,032	1,863	614,428	565
Consumer	75,443	110	17	26	75,596	—
Total	$3,822,849	$10,999	$1,205	$5,471	$3,840,524	$565

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Agricultural	$307	$377	$224	$281	$—	$—
Commercial and industrial	2,192	2,728	483	1,049	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	1,931	2,278	1,776	1,997	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	6,191	6,397	4,121	5,647	—	—
Total commercial real estate	8,122	8,675	5,897	7,644	—	—
Residential real estate:
One- to four- family first liens	2,536	2,275	910	928	2	565
One- to four- family junior liens	1,258	1,165	—	—	—	—
Total residential real estate	3,794	3,440	910	928	2	565
Consumer	25	36	—	—	—	—
Total	$14,440	$15,256	$7,514	$9,902	$2	$565
The interest income recognized on loans that were on nonaccrual for the three months ended March 31, 2023 and March 31, 2022 was $56 thousand and $70 thousand, respectively.
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
The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator, and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of March 31, 2023. As of March 31, 2023, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
March 31, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Agricultural
Pass	$7,088	$15,551	$11,339	$4,533	$1,598	$1,417	$56,139	$97,665
Special mention / watch	6	224	859	208	8	534	3,412	5,251
Substandard	1,918	114	193	258	3	294	945	3,725
Doubtful	—	—	—	—	—	—	—	—
Total	$9,012	$15,889	$12,391	$4,999	$1,609	$2,245	$60,496	$106,641

Commercial and industrial
Pass	$37,423	$253,594	$224,460	$142,132	$44,485	$134,002	$184,382	$1,020,478
Special mention / watch	465	1,788	1,544	4,770	418	4,988	14,638	28,611
Substandard	621	2,966	2,617	1,474	768	18,058	4,921	31,425
Doubtful	—	—	—	—	—	—	—	—
Total	$38,509	$258,348	$228,621	$148,376	$45,671	$157,048	$203,941	$1,080,514

CRE - Construction and development
Pass	$22,423	$167,846	$80,378	$20,349	$968	$1,534	$26,621	$320,119
Special mention / watch	—	38	493	—	—	—	—	531
Substandard	—	270	—	—	—	4	—	274
Doubtful	—	—	—	—	—	—	—	—
Total	$22,423	$168,154	$80,871	$20,349	$968	$1,538	$26,621	$320,924

CRE - Farmland
Pass	$7,159	$53,083	$51,868	$26,650	$6,847	$19,184	$2,169	$166,960
Special mention / watch	—	2,807	2,295	1,453	—	1,782	401	8,738
Substandard	—	148	1,670	1,201	1,143	2,668	—	6,830
Doubtful	—	—	—	—	—	—	—	—
Total	$7,159	$56,038	$55,833	$29,304	$7,990	$23,634	$2,570	$182,528

CRE - Multifamily
Pass	$7,369	$31,621	$89,877	$84,000	$16,991	$7,644	$150	$237,652
Special mention / watch	—	794	—	1,552	—	7,048	—	9,394
Substandard	—	—	7,687	332	—	—	—	8,019
Doubtful	—	—	—	—	—	—	—	—
Total	$7,369	$32,415	$97,564	$85,884	$16,991	$14,692	$150	$255,065

CRE - Other
Pass	$62,285	$323,167	$304,661	$276,595	$82,956	$112,999	$51,359	$1,214,022
Special mention / watch	1,228	1,556	2,106	17,769	4,344	3,390	4,200	34,593
Substandard	—	631	1,342	15,342	13,106	11,418	—	41,839
Doubtful	—	—	—	—	—	—	—	—
Total	$63,513	$325,354	$308,109	$309,706	$100,406	$127,807	$55,559	$1,290,454

RRE - One- to four- family first liens
Pass / Performing	$14,958	$133,357	$101,064	$61,623	$22,345	$93,970	$10,811	$438,128
Special mention / watch	—	702	465	726	1,973	1,091	—	4,957
Substandard / Nonperforming	—	257	527	172	172	4,246	—	5,374
Doubtful	—	—	—	—	—	—	—	—
Total	$14,958	$134,316	$102,056	$62,521	$24,490	$99,307	$10,811	$448,459

	Term Loans by Origination Year						Revolving Loans
March 31, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
RRE - One- to four- family junior liens
Performing	$5,366	$35,258	$21,775	$8,553	$2,712	$9,338	$78,144	$161,146
Nonperforming	—	24	23	29	149	933	99	1,257
Total	$5,366	$35,282	$21,798	$8,582	$2,861	$10,271	$78,243	$162,403

Consumer
Performing	$6,868	$27,975	$16,296	$6,940	$2,894	$7,226	$4,153	$72,352
Nonperforming	—	—	5	6	8	6	—	25
Total	$6,868	$27,975	$16,301	$6,946	$2,902	$7,232	$4,153	$72,377

Total by Credit Quality Indicator Category
Pass	$158,705	$978,219	$863,647	$615,882	$176,190	$370,750	$331,631	$3,495,024
Special mention / watch	1,699	7,909	7,762	26,478	6,743	18,833	22,651	92,075
Substandard	2,539	4,386	14,036	18,779	15,192	36,688	5,866	97,486
Doubtful	—	—	—	—	—	—	—	—
Performing	12,234	63,233	38,071	15,493	5,606	16,564	82,297	233,498
Nonperforming	—	24	28	35	157	939	99	1,282
Total	$175,177	$1,053,771	$923,544	$676,667	$203,888	$443,774	$442,544	$3,919,365

Current Period Gross Write-offs
Agricultural	$—	$—	$1	$—	$—	$—	$—	$1
Commercial and industrial	—	—	—	105	171	44	—	320
CRE - Construction and development	—	—	—	—	—	—	—	—
CRE - Farmland	—	—	—	—	—	—	—	—
CRE - Multifamily	—	—	—	—	—	—	—	—
CRE - Other	—	—	—	—	—	18	—	18
RRE - One-to-four-family first liens	—	—	—	—	—	—	—	—
RRE - One-to-four-family junior liens	—	—	—	—	—	—	—	—
Consumer	—	142	—	—	4	2	—	148
Total Current Period Gross Write-offs	$—	$142	$1	$105	$175	$64	$—	$487

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2022. As of December 31, 2022, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2022 (in thousands)	2022	2021	2020	2019	2018	Prior		Total
Agricultural
Pass	$20,279	$12,511	$5,398	$2,883	$939	$1,063	$65,395	$108,468
Special mention / watch	143	1,012	115	36	—	604	1,655	3,565
Substandard	48	646	366	4	7	302	1,914	3,287
Doubtful	—	—	—	—	—	—	—	—
Total	$20,470	$14,169	$5,879	$2,923	$946	$1,969	$68,964	$115,320
Commercial and industrial
Pass	$262,500	$232,263	$151,567	$48,199	$27,680	$115,877	$163,205	$1,001,291
Special mention / watch	3,975	3,574	5,465	592	3,299	1,864	12,299	31,068
Substandard	556	166	1,172	756	556	18,585	1,012	22,803
Doubtful	—	—	—	—	—	—	—	—
Total	$267,031	$236,003	$158,204	$49,547	$31,535	$136,326	$176,516	$1,055,162
CRE - Construction and development
Pass	$144,597	$73,832	$19,324	$989	$1,058	$549	$28,069	$268,418
Special mention / watch	1,787	499	—	—	—	—	—	2,286
Substandard	281	—	—	—	—	6	—	287
Doubtful	—	—	—	—	—	—	—	—
Total	$146,665	$74,331	$19,324	$989	$1,058	$555	$28,069	$270,991
CRE - Farmland
Pass	$55,251	$52,802	$28,744	$7,266	$8,406	$12,895	$1,946	$167,310
Special mention / watch	3,058	2,229	1,470	—	225	21	1,693	8,696
Substandard	148	1,974	1,192	1,136	1,459	1,998	—	7,907
Doubtful	—	—	—	—	—	—	—	—
Total	$58,457	$57,005	$31,406	$8,402	$10,090	$14,914	$3,639	$183,913
CRE - Multifamily
Pass	$31,018	$93,907	$84,573	$17,137	$2,549	$5,161	$49	$234,394
Special mention / watch	1,000	—	1,567	—	5,931	1,178	—	9,676
Substandard	—	7,725	334	—	—	—	—	8,059
Doubtful	—	—	—	—	—	—	—	—
Total	$32,018	$101,632	$86,474	$17,137	$8,480	$6,339	$49	$252,129
CRE - Other
Pass	$322,753	$314,376	$296,368	$79,408	$31,041	$81,708	$51,064	$1,176,718
Special mention / watch	8,858	3,399	13,245	10,365	1,137	8,122	2,518	47,644
Substandard	752	589	19,702	13,294	10,197	4,089	—	48,623
Doubtful	—	—	—	—	—	—	—	—
Total	$332,363	$318,364	$329,315	$103,067	$42,375	$93,919	$53,582	$1,272,985
RRE - One- to four- family first liens
Pass / Performing	$139,289	$103,534	$63,627	$23,831	$21,868	$77,967	$11,438	$441,554
Special mention / watch	1,074	611	672	1,920	150	702	—	5,129
Substandard / Nonperforming	175	438	174	175	674	2,891	—	4,527
Doubtful	—	—	—	—	—	—	—	—
Total	$140,538	$104,583	$64,473	$25,926	$22,692	$81,560	$11,438	$451,210
RRE - One- to four- family junior liens
Performing	$37,296	$22,908	$8,906	$3,058	$3,757	$6,330	$79,798	$162,053
Nonperforming	—	23	31	179	756	76	100	1,165
Total	$37,296	$22,931	$8,937	$3,237	$4,513	$6,406	$79,898	$163,218
Consumer
Performing	$32,584	$18,979	$7,966	$3,489	$1,646	$6,641	$4,255	$75,560
Nonperforming	—	2	16	9	4	5	—	36
Total	$32,584	$18,981	$7,982	$3,498	$1,650	$6,646	$4,255	$75,596

Total by Credit Quality Indicator Category
Pass	$975,687	$883,225	$649,601	$179,713	$93,541	$295,220	$321,166	$3,398,153
Special mention / watch	19,895	11,324	22,534	12,913	10,742	12,491	18,165	108,064
Substandard	1,960	11,538	22,940	15,365	12,893	27,871	2,926	95,493
Doubtful	—	—	—	—	—	—	—	—
Performing	69,880	41,887	16,872	6,547	5,403	12,971	84,053	237,613
Nonperforming	—	25	47	188	760	81	100	1,201
Total	$1,067,422	$947,999	$711,994	$214,726	$123,339	$348,634	$426,410	$3,840,524

Allowance for Credit Losses
At March 31, 2023, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increase in the first forecasted quarter and declines in the second through fourth forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – declines over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The increase in the ACL between March 31, 2023 and December 31, 2022 is primarily driven by reserves taken to support loan growth. Net loan charge-offs were $0.3 million for the three-months ended March 31, 2023 as compared to net loan charge-offs of $2.2 million for the three-months ended March 31, 2022.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $16.0 million at March 31, 2023 and $15.3 million at December 31, 2022 and is excluded from the estimate of credit losses. The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended March 31, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2023
Beginning balance	$923	$22,855	$20,123	$4,678	$621	$49,200
Charge-offs	(1)	(320)	(18)	—	(148)	(487)
Recoveries	26	75	5	4	44	154
Credit loss expense (benefit)(1)	(435)	(265)	1,723	(137)	47	933
Ending balance	$513	$22,345	$21,833	$4,545	$564	$49,800

For the Three Months Ended March 31, 2022
Beginning balance	$667	$17,294	$26,120	$4,010	$609	$48,700
Charge-offs	—	(233)	(2,184)	(30)	(184)	(2,631)
Recoveries	7	225	117	16	44	409
Credit loss expense (benefit) (1)	(294)	(11)	4	(88)	111	(278)
Ending balance	$380	$17,275	$24,057	$3,908	$580	$46,200
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense (benefit) of $0.0 million and $0.3 million related to off-balance sheet credit exposures for the three months ended March 31, 2023 and March 31, 2022, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of March 31, 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$1,726	$1,443	$12,482	$1,632	$—	$17,283
Collectively evaluated for impairment	104,915	1,079,071	2,036,489	609,230	72,377	3,902,082
Total	$106,641	$1,080,514	$2,048,971	$610,862	$72,377	$3,919,365
Allowance for credit losses:
Individually evaluated for impairment	$—	$234	$1,664	$180	$—	$2,078
Collectively evaluated for impairment	513	22,111	20,169	4,365	564	47,722
Total	$513	$22,345	$21,833	$4,545	$564	$49,800

	As of December 31, 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,531	$2,184	$15,768	$1,650	$—	$22,133
Collectively evaluated for impairment	112,789	1,052,978	1,964,250	612,778	75,596	3,818,391
Total	$115,320	$1,055,162	$1,980,018	$614,428	$75,596	$3,840,524
Allowance for credit losses:
Individually evaluated for impairment	$500	$600	$705	$180	$—	$1,985
Collectively evaluated for impairment	423	22,255	19,418	4,498	621	47,215
Total	$923	$22,855	$20,123	$4,678	$621	$49,200
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of March 31, 2023
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$1,513	$213	$—	$1,726	$—
Commercial and industrial	716	198	529	1,443	234
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	4,298	—	—	4,298	—
Multifamily	—	—	—	—	—
Commercial real estate-other	7,985	—	199	8,184	1,664
Residential real estate:
One- to four- family first liens	911	—	—	911	—
One- to four- family junior liens	—	—	721	721	180
Consumer	—	—	—	—	—
Total	$15,423	$411	$1,449	$17,283	$2,078

	As of December 31, 2022
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$68	$2,463	$—	$2,531	$500
Commercial and industrial	856	736	592	2,184	600
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	4,515	—	—	4,515	—
Multifamily	—	—	—	—	—
Commercial real estate-other	11,006	—	247	11,253	705
Residential real estate:
One- to four- family first liens	929	—	—	929	—
One- to four- family junior liens	—	—	721	721	180
Consumer	—	—	—	—	—
Total	$17,374	$3,199	$1,560	$22,133	$1,985

Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction, or combination thereof.

The following table presents the amortized cost basis of loans as of March 31, 2023 that were modified during the three months ended March 31, 2023 and experiencing financial difficulty at the time of the modification by class and by type of modification.

	As of March 31, 2023
					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Principal Forgiveness, Term Extension, & Interest Rate Reduction	Total Class of Financing Receivable
Agricultural	$—	$16	$1,502	$—	$—	$—	$—	1.42%
Commercial and industrial	—	—	50	—	120	307	—	0.04%
CRE - Other	—	—	—	—	—	—	20	—%
Total	$—	$16	$1,552	$—	$120	$307	$20

The Company has no additional commitment to lend amounts to the borrowers included in the previous table as of March 31, 2023. For the three months ended March 31, 2023, the Company had no modified loans to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following table presents the performance as of March 31, 2023 of loans that were modified while the borrower was experiencing financial difficulty at the time of modification in the last 12 months:

	As of March 31, 2023
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$1,518	$—	$—	$—	$1,518
Commercial and industrial	477	—	—	—	477
CRE - Other	—	—	—	20	20
Total	$1,995	$—	$—	$20	$2,015

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023:

March 31, 2023 (dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Years)
Agricultural	$—	—%	2.37
Commercial and industrial	63	1.25%	11.89
CRE - Other	18	7.00%	2.47
Total	$81	2.07%	4.64

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

	As of March 31, 2023			As of December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$23,819	$1,995	$—	$24,018	$2,556	$—
Cash flow hedges
Interest rate swaps	50,000	161	23	—	—	—
Total	$73,819	$2,156	$23	$24,018	$2,556	$—

Not designated as hedging instruments:
Interest rate swaps	$307,450	$16,256	$16,257	$331,197	$21,084	$21,087
RPAs - protection purchased	24,812	—	—	9,421	—	—
Interest rate lock commitments	3,696	101	—	1,372	7	—
Interest rate forward loan sales contracts	3,950	—	22	1,400	8	—
Total	$339,908	$16,357	$16,279	$343,390	$21,099	$21,087

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
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. In March 2023, the Company entered into pay-fixed receive-variable interest rate swaps with a cumulative notional amount of $50.0 million to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt. The interest rate swaps were designated as a cash flow hedge. The gain or loss on the derivative was recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During 2023, the Company estimates that an additional $561 thousand of income will be reclassified into interest expense.

The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2023 and 2022

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2023	2022		2023	2022
Interest rate swaps	$138	$—	Interest Expense	$—	$—

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Three Months Ended March 31,
	2023		2022
(in thousands)	Interest Income	Other Income	Interest Income	Other Income
Total amounts of income and expense line items presented in the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded	$159	$—	$(104)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	562	—	(1,553)	—
Derivative designated as hedging instruments	(402)	—	942	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	—	—	—	—

As of March 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$21,854	$(1,996)

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended March 31,
(in thousands)		2023	2022
Interest rate swaps	Other income	$—	$(5)
RPAs	Other income	69	(1)
Interest rate lock commitments	Loan revenue	94	381
Interest rate forward loan sales contracts	Loan revenue	(30)	(311)
Total		$133	$64

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of March 31, 2023 and December 31, 2022, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of March 31, 2023
Asset Derivatives	$18,513	$—	$18,513	$—	$15,091	$3,422
Liability Derivatives	16,302	—	16,302	—	3,000	13,302

As of December 31, 2022
Asset Derivatives	$23,655	$—	$23,655	$—	$18,858	$4,797
Liability Derivatives	21,087	—	21,087	—	3,460	17,627

Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparty. The Company has an agreement with its institutional derivative counterparty that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparty that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2023, fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $24 thousand.

6.    Goodwill and Intangible Assets
The carrying amount of goodwill was $62.5 million at March 31, 2023 and December 31, 2022.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of March 31, 2023			As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$58,245	$(37,401)	$20,844	$58,245	$(35,822)	$22,423
Customer relationship intangible	5,265	(4,648)	617	5,265	(4,490)	775
Other	2,700	(2,638)	62	2,700	(2,623)	77
	$66,210	$(44,687)	$21,523	$66,210	$(42,935)	$23,275

Indefinite-lived trade name intangible	$7,040			$7,040

The following table provides the estimated future amortization expense for the remaining nine months ending December 31, 2023 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2023	$4,098	$360	$36	$4,494
2024	4,705	239	24	4,968
2025	3,751	18	2	3,771
2026	2,797	—	—	2,797
2027	1,843	—	—	1,843
Thereafter	3,650	—	—	3,650
Total	$20,844	$617	$62	$21,523

7.    Other Assets
The components of the Company's other assets as of March 31, 2023 and December 31, 2022 were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Bank-owned life insurance	$96,141	$95,539
Interest receivable	26,864	27,090
FHLB stock	10,086	19,248
Mortgage servicing rights	13,736	13,421
Operating lease right-of-use assets, net	2,536	2,492
Federal and state income taxes, current	1,630	2,366
Federal and state income taxes, deferred	36,039	39,071
Derivative assets	18,513	23,655
Other receivables/assets	14,040	13,635
	$219,585	$236,517

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Noninterest bearing deposits	$989,469	$1,053,450
Interest checking deposits	1,476,948	1,624,278
Money market deposits	969,238	937,340
Savings deposits	631,811	664,169
Time deposits under $250	965,841	559,466
Time deposits of $250 or more	521,846	630,239
Total deposits	$5,555,153	$5,468,942

The Company had $6.0 million and $4.3 million in reciprocal time deposits as of March 31, 2023 and December 31, 2022, respectively. Included in money market deposits at March 31, 2023 and December 31, 2022 were $39.3 million and $40.0 million, respectively, of reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. In addition, the Company had $366.5 million as of March 31, 2023 and $126.8 million as of December 31, 2022 of brokered deposits.

As of March 31, 2023 and December 31, 2022, the Company had public entity deposits that were collateralized by investment securities of $327.5 million and $387.8 million, respectively.

9.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	March 31, 2023		December 31, 2022
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	1.25%	$137,481	1.32%	$156,373
Federal Home Loan Bank advances	5.05	6,500	4.48	235,500
Total	1.42%	$143,981	3.22%	$391,873

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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either March 31, 2023 or December 31, 2022.
Other - At March 31, 2023 and December 31, 2022, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $419.4 million as of March 31, 2023 and $105.6 million as of December 31, 2022. At March 31, 2023, the Company had no Bank Term Funding Program borrowings, while the financing capacity was $90.2 million as of March 31, 2023. As of March 31, 2023 and December 31, 2022, the Bank had municipal securities with a market value of $494.1 million and $115.2 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 30, 2022 such that the revolving commitment matures on September 30, 2023, with no updates made to the fee structure or the interest rates. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no balance outstanding under this revolving credit facility as of both March 31, 2023 and December 31, 2022.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
March 31, 2023
ATBancorp Statutory Trust I	$7,732	$6,938	Three-month LIBOR + 1.68%	6.55%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,985	Three-month LIBOR + 1.65%	6.52%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,839	Three-month LIBOR + 2.15%	7.17%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,934	Three-month LIBOR + 3.50%	8.37%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	6.46%	12/15/2037	12/15/2012
Total	$44,847	$42,160

December 31, 2022
ATBancorp Statutory Trust I	$7,732	$6,928	Three-month LIBOR + 1.68%	6.45%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,969	Three-month LIBOR + 1.65%	6.42%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,832	Three-month LIBOR + 2.15%	6.88%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,923	Three-month LIBOR + 3.50%	8.27%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	6.36%	12/15/2037	12/15/2012
Total	$44,847	$42,116

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

Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At March 31, 2023, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.
Other Long-Term Debt
Other long-term borrowings were as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$744	8.89%	$787
FHLB borrowings	2.91	17,288	2.91	17,301
Note payable to unaffiliated bank	6.22	13,750	5.67	15,000
Total	4.48%	$31,782	4.30%	$33,088
On June 7, 2022, the Company entered into an unsecured note payable with a correspondent bank with a maturity date of June 30, 2027. Payments of principal and interest are payable quarterly, and began on September 30, 2022. Interest is payable at the monthly reset term SOFR plus 1.55%.
As a member of the FHLBDM, the Bank may borrow funds from the FHLB in amounts up to 45% of the Bank’s total assets, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the unaudited consolidated financial statements. At March 31, 2023, FHLB long-term borrowings included advances from the FHLBC, which were collateralized by investment securities. See Note 3. Debt Securities of the notes to the unaudited consolidated financial statements.
As of March 31, 2023, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2023	2.79%	$11,000
Due in 2024	3.11%	6,250
Total	2.91%	17,250
Valuation adjustment from acquisition accounting		38
Total		$17,288

11.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2023	2022
Basic Earnings Per Share:
Net income	$1,397	$13,895
Weighted average shares outstanding	15,649,651	15,683,136
Basic earnings per common share	$0.09	$0.89

Diluted Earnings Per Share:
Net income	$1,397	$13,895
Weighted average shares outstanding, including all dilutive potential shares	15,691,168	15,717,960
Diluted earnings per common share	$0.09	$0.88

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
As of March 31, 2023 and December 31, 2022, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these periods was zero dollars.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of March 31, 2023 and December 31, 2022, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2023
Consolidated:
Total capital/risk weighted assets	$654,151	12.31%	$557,940	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	540,980	10.18	451,666	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	498,820	9.39	371,960	7.00	N/A	N/A
Tier 1 leverage capital/average assets	540,980	8.30	260,813	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$653,184	12.31%	$557,101	10.50%	$530,573	10.00%
Tier 1 capital/risk weighted assets	605,014	11.40	450,987	8.50	424,458	8.00
Common equity tier 1 capital/risk weighted assets	605,014	11.40	371,401	7.00	344,872	6.50
Tier 1 leverage capital/average assets	605,014	9.28	260,685	4.00	325,857	5.00

At December 31, 2022
Consolidated:
Total capital/risk weighted assets	$653,380	12.07%	$568,452	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	544,300	10.05	460,175	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	502,184	9.28	378,968	7.00	N/A	N/A
Tier 1 leverage capital/average assets	544,300	8.35	260,891	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$654,297	12.10%	$567,684	10.50%	$540,652	10.00%
Tier 1 capital/risk weighted assets	610,217	11.29	459,554	8.50	432,522	8.00
Common equity tier 1 capital/risk weighted assets	610,217	11.29	378,456	7.00	351,424	6.50
Tier 1 leverage capital/average assets	610,217	9.36	260,776	4.00	325,970	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	March 31, 2023	December 31, 2022
(in thousands)
Commitments to extend credit	$1,205,902	$1,190,607
Commitments to sell loans	2,553	612
Standby letters of credit	17,374	18,398
Total	$1,225,829	$1,209,617
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At March 31, 2023 and December 31, 2022, the liability for off-balance-sheet credit losses totaled $4.8 million. For the three-months ended March 31, 2023, no credit loss expense was recorded, while a credit loss expense of $0.3 million was recorded for the three-months ended March 31, 2022.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 63% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa, California, and Minnesota. The carrying value of investment securities of Iowa, California and Minnesota political subdivisions totaled 14%, 12%, and 10%, respectively, as of March 31, 2023.

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

For additional information regarding the valuation methodologies used to measure the Company's assets recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value, see Note 1. Nature of Business and Significant Accounting Policies and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements in the Company's 2022 Annual Report on Form 10-K, filed with the SEC on March 13, 2023.
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

Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
State and political subdivisions	$184,581	$—	$184,581	$—
Mortgage-backed securities	5,679	—	5,679	—
Collateralized loan obligations	54,074	—	54,074	—
Collateralized mortgage obligations	144,666	—	144,666	—
Corporate debt securities	565,074	—	565,074	—
Derivative assets	18,513	—	18,412	101
Mortgage servicing rights	13,736	—	13,736	—

Liabilities:
Derivative liabilities	$16,302	$—	$16,302	$—

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$7,345	$—	$7,345	$—
State and political subdivisions	285,356	—	285,356	—
Mortgage-backed securities	5,944	—	5,944	—
Collateralized mortgage obligations	147,193	—	147,193	—
Corporate debt securities	707,709	—	707,709	—
Derivative assets	23,655	—	23,648	7
Mortgage servicing rights	13,421	—	13,421	—

Liabilities:
Derivative liabilities	$21,087	$—	$21,087	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three months ended March 31, 2023 or the year ended December 31, 2022. Changes in the fair value of available for sale debt securities are included in other comprehensive income.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	March 31, 2023	December 31, 2022	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$101	$7	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	71%	-	100%	92%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at March 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$3,666	$—	$—	$3,666

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$3,159	$—	$—	$3,159
Foreclosed assets, net	103	—	—	103

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	March 31, 2023	December 31, 2022	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$3,666	$3,159	Fair value of collateral	Valuation adjustments	—%	-	100%	13%
Foreclosed assets, net	$—	$103	Fair value of collateral	Valuation adjustments	N/A(1)

(1) Quantitative disclosures are not provided for foreclosed assets, net because there were no adjustments made to the appraisal values or stated values during the period.
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$69,218	$69,218	$69,218	$—	$—
Debt securities available for sale	954,074	954,074	—	954,074	—
Debt securities held to maturity	1,117,709	938,535	—	938,535	—
Loans held for sale	2,553	2,594	—	2,594	—
Loans held for investment, net	3,869,565	3,767,718	—	—	3,767,718
Interest receivable	26,864	26,864	—	26,864	—
FHLB stock	10,086	10,086	—	10,086	—
Derivative assets	18,513	18,513	—	18,412	101
Financial liabilities:
Noninterest bearing deposits	989,469	989,469	989,469	—	—
Interest bearing deposits	4,565,684	4,548,622	3,077,997	1,470,625	—
Short-term borrowings	143,981	143,981	143,981	—	—
Finance leases payable	744	744	—	744	—
FHLB borrowings	17,288	17,111	—	17,111	—
Junior subordinated notes issued to capital trusts	42,160	36,067	—	36,067	—
Subordinated debentures	64,039	62,598	—	62,598	—
Other long-term debt	13,750	13,750	—	13,750	—
Derivative liabilities	16,302	16,302	—	16,302	—

	December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,435	$86,435	$86,435	$—	$—
Debt securities available for sale	1,153,547	1,153,547	—	1,153,547	—
Debt securities held to maturity	1,129,421	924,894	—	924,894	—
Loans held for sale	612	622	—	622	—
Loans held for investment, net	3,791,324	3,702,527	—	—	3,702,527
Interest receivable	27,090	27,090	—	27,090	—
FHLB stock	19,248	19,248	—	19,248	—
Derivative assets	23,655	23,655	—	23,648	7
Financial liabilities:
Noninterest bearing deposits	1,053,450	1,053,450	1,053,450	—	—
Interest bearing deposits	4,415,492	4,393,315	3,225,787	1,167,528	—
Short-term borrowings	391,873	391,873	391,873	—	—
Finance leases payable	787	787	—	787	—
FHLB borrowings	17,301	17,032	—	17,032	—
Junior subordinated notes issued to capital trusts	42,116	39,023	—	39,023	—
Subordinated debentures	64,006	64,004	—	64,004	—
Other long-term debt	15,000	15,000	—	15,000	—
Derivative liabilities	21,087	21,087	—	21,087	—

15.    Leases
The Company's lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2030. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025.

(in thousands)	Classification	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	Other assets	$2,536	$2,492
Finance lease right-of-use asset	Premises and equipment, net	326	350
Total right-of-use assets		$2,862	$2,842

Operating lease liability	Other liabilities	$3,364	$3,359
Finance lease liability	Long-term debt	744	787
Total lease liabilities		$4,108	$4,146

Weighted-average remaining lease term:	Operating leases	10.08 years	9.23 years
	Finance lease	3.42 years	3.67 years
Weighted-average discount rate:	Operating leases	4.33%	4.23%
	Finance lease	8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Lease Costs
Operating lease cost	$292	$296
Variable lease cost	7	21
Interest on lease liabilities(1)	17	20
Amortization of right-of-use assets	24	24
Net lease cost	$340	$361

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$605	$596
Operating cash flows from finance lease	17	20
Finance cash flows from finance lease	43	39

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	292	—
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining nine-months ending December 31, 2023 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2023	$184	$845
December 31, 2024	250	892
December 31, 2025	255	422
December 31, 2026	172	328
December 31, 2027	—	243
Thereafter	—	1,708
Total undiscounted lease payment	$861	$4,438
Amounts representing interest	(117)	(1,074)
Lease liability	$744	$3,364

16.    Subsequent Events
The Company has evaluated events that have occurred subsequent to March 31, 2023 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On April 27, 2023, the board of directors of the Company declared a cash dividend of $0.2425 per share payable on June 15, 2023 to shareholders of record as of the close of business on June 1, 2023.
On April 27, 2023, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. This new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2023. Since April 28, 2023 and through May 3, 2023, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

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
•legislative and regulatory changes, including changes in banking, securities, trade, and tax laws and regulations and their application by our regulators, including the new 1.0% excise tax on stock buybacks by publicly traded companies and any changes in response to the recent failures of other banks;
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
•the concentration of large deposits from certain clients who have balances above current FDIC insurance limits and may withdraw deposits to diversify their exposure;
•the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time at other banks that resulted in failure of those institutions; and
•factors and risks described under “Risk Factors” in this Form 10-Q and in other reports we file with the SEC.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023. Results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended March 31, 2023 of $1.4 million, a decrease of $12.5 million, compared to $13.9 million of net income for the three months ended March 31, 2022, with diluted earnings per share of $0.09 and $0.88 for the respective annual periods.
The period as of and for the three months ended March 31, 2023 was also highlighted by the following results:

Balance Sheet:
•Total assets decreased to $6.41 billion at March 31, 2023 from $6.58 billion at December 31, 2022, primarily as a result of the sale of $231 million in book value of available for sale debt securities in the first quarter of 2023.
•At March 31, 2023 the total amount of the held to maturity debt securities was $1.12 billion and the total amount of the debt securities available for sale was $954.1 million. There were $1.13 billion held to maturity debt securities at December 31, 2022, while the total amount of the debt securities available for sale was $1.15 billion.
•Gross loans held for investment increased $78.1 million, from $3.85 billion at December 31, 2022, to $3.93 billion at March 31, 2023. This increase was primarily driven by new loan production, draws on construction loans, and higher line of credit usage during the first quarter of 2023.
•The allowance for credit losses was $49.8 million, or 1.27% of total loans as of March 31, 2023, compared with $49.2 million, or 1.28% of total loans, at December 31, 2022.
•Nonperforming assets declined $1.5 million, from $15.9 million at December 31, 2022, to $14.4 million at March 31, 2023.
•Total deposits increased $86.2 million from $5.47 billion at December 31, 2022, to $5.56 billion at March 31, 2023, which is primarily reflective of the increase in brokered deposits.
•Short-term borrowings declined to $144.0 million at March 31, 2023, from $391.9 million at December 31, 2022, and long-term debt decreased to $138.0 million at March 31, 2023 from $139.2 million at December 31, 2022.
•The Company is well-capitalized with a total risk-based capital ratio of 12.31% at March 31, 2023.

Income Statement:

•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $41.3 million for the first quarter of 2023, an increase of $2.8 million, from $38.5 million in the first quarter of 2022. The increase in tax equivalent net interest income was due primarily to an increase of $15.3 million in loan interest income and an increase of $2.0 million in interest income earned from investment securities. The increase in loan interest income was reflective of higher loan volume from the IOFB acquisition and organic loan growth, coupled with an increase in loan yield, while the increase in interest income earned from investment securities stemmed from the higher yield on such securities. Partially offsetting these identified increases in tax equivalent interest income were increases in interest expense on interest-bearing deposits and borrowed funds of $12.4 million and $2.3 million, respectively.
•Credit loss expense of $0.9 million was recorded during the first quarter of 2023, with no credit loss expense recorded in the first quarter of 2022. Credit loss expense in the current quarter was primarily attributable to loan growth.
•Noninterest income decreased $15.7 million, from $11.6 million in the first quarter of 2022 to a loss of $4.0 million in the first quarter of 2023, primarily due to investment security losses of $13.2 million related to the Company's balance sheet repositioning.
•Noninterest expense increased $1.7 million, from $31.6 million in the first quarter of 2022, to $33.3 million in the first quarter of 2023, due primarily to increases of $0.9 million and $0.5 million in compensation and employee benefits and amortization of intangibles, respectively. These increases primarily reflected costs associated with the acquired operations of IOFB, which closed in the second quarter of 2022.

Critical Accounting Estimates
Management has identified the accounting policies related to the ACL, fair value of assets acquired and liabilities assumed in a business combination, and the annual impairment testing of goodwill and other intangible assets to be critical accounting policies. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023, and there have been no material changes in these critical accounting policies since December 31, 2022.

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2023 and March 31, 2022
Summary

	As of or for the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2023	2022
Net Interest Income	$40,076	$37,336
Noninterest Income (Loss)	(4,046)	11,644
Total Revenue, Net of Interest Expense	36,030	48,980
Credit Loss Expense	933	—
Noninterest Expense	33,319	31,643
Income Before Income Tax Expense	1,778	17,337
Income Tax Expense	381	3,442
Net Income	1,397	13,895
Diluted Earnings Per Share	$0.09	$0.88

Return on Average Assets	0.09%	0.95%
Return on Average Equity	1.14	10.74
Return on Average Tangible Equity(1)	2.70	13.56
Efficiency Ratio(1)	62.32	60.46
Dividend Payout Ratio	269.44	26.69
Common Equity Ratio	7.81	8.46
Tangible Common Equity Ratio(1)	6.48	7.20
Book Value per Share	$31.94	$32.15
Tangible Book Value per Share(1)	26.13	26.98
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

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$3,867,110	$47,206	4.95%	$3,245,449	$31,858	3.98%
Taxable investment securities	1,811,388	10,444	2.34	1,835,911	8,123	1.79
Tax-exempt investment securities (2)(4)	397,110	2,649	2.71	450,547	2,998	2.70
Total securities held for investment (2)	2,208,498	13,093	2.40	2,286,458	11,121	1.97
Other	24,848	244	3.98	56,094	28	0.20
Total interest earning assets (2)	$6,100,456	$60,543	4.02%	$5,588,001	$43,007	3.12%
Other assets	423,609			326,603
Total assets	$6,524,065			$5,914,604

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,515,845	$1,849	0.49%	$1,560,402	$1,061	0.28%
Money market deposits	930,543	3,269	1.42	953,943	499	0.21
Savings deposits	653,043	272	0.17	641,703	279	0.18
Time deposits	1,417,688	9,929	2.84	883,997	1,071	0.49
Total interest bearing deposits	4,517,119	15,319	1.38	4,040,045	2,910	0.29
Securities sold under agreements to repurchase	145,809	450	1.25	159,417	96	0.24
Other short-term borrowings	111,306	1,336	4.87	3,029	23	3.08
Total short-term borrowings	257,115	1,786	2.82	162,446	119	0.30
Long-term debt	139,208	2,124	6.19	140,389	1,487	4.30
Total borrowed funds	396,323	3,910	4.00	302,835	1,606	2.15
Total interest bearing liabilities	$4,913,442	$19,229	1.59%	$4,342,880	$4,516	0.42%

Noninterest bearing deposits	1,029,575			1,004,001
Other liabilities	82,501			42,872
Shareholders’ equity	498,547			524,851
Total liabilities and shareholders’ equity	$6,524,065			$5,914,604
Net interest income (2)		$41,314			$38,491
Net interest spread(2)			2.43%			2.70%
Net interest margin(2)			2.75%			2.79%

Total deposits(5)	$5,546,694	$15,319	1.12%	$5,044,046	$2,910	0.23%
Cost of funds(6)			1.31%			0.34%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $95 thousand and $674 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. Loan purchase discount accretion was $1.2 million and $732 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. Tax equivalent adjustments were $716 thousand and $540 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $522 thousand and $615 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended March 31,
	2023 Compared to 2022 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$6,755	$8,593	$15,348
Taxable investment securities	(111)	2,432	2,321
Tax-exempt investment securities (1)	(360)	11	(349)
Total securities held for investment (1)	(471)	2,443	1,972
Other	(23)	239	216
Change in interest income (1)	6,261	11,275	17,536
Increase (decrease) in interest expense:
Interest checking deposits	(31)	819	788
Money market deposits	(12)	2,782	2,770
Savings deposits	6	(13)	(7)
Time deposits	991	7,867	8,858
Total interest-bearing deposits	954	11,455	12,409
Securities sold under agreements to repurchase	(9)	363	354
Other short-term borrowings	1,293	20	1,313
Total short-term borrowings	1,284	383	1,667
Long-term debt	(13)	650	637
Total borrowed funds	1,271	1,033	2,304
Change in interest expense	2,225	12,488	14,713
Change in net interest income	$4,036	$(1,213)	$2,823
Percentage increase in net interest income over prior period			7.3%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the first quarter of 2023 was $41.3 million, an increase of $2.8 million, or 7.3%, as compared to $38.5 million for the first quarter of 2022. The increase in tax equivalent net interest income in the first quarter of 2023 as compared to the first quarter of 2022 was due primarily to an increase of $17.5 million, or 40.8%, in interest income, which more than offset the increase of $14.7 million, or 325.8%, in interest expense. The change in interest income reflected an increase of $15.3 million, or 48.2%, in loan interest income, which reflected higher loan volume from the IOFB acquisition and organic loan growth, and an increase in loan yield. The change in interest income also reflected an increase of $2.0 million, or 17.7%, in interest income earned from investment securities, which stemmed from the higher yield on such securities. The change in interest expense reflected increases in interest paid on interest bearing deposits and borrowed funds of $12.4 million and $2.3 million, respectively, due to higher costs and volumes.
The tax equivalent net interest margin for the first quarter of 2023 declined to 2.75%, from 2.79% for the first quarter of 2022, driven by higher funding costs, partially offset by higher interest earning asset yields. The cost of interest bearing liabilities increased 117 bps to 1.59%, due to interest bearing deposit costs of 1.38%, short-term borrowing costs of 2.82%, and long-term debt costs of 6.19%, which increased 109 bps, 252 bps and 189 bps, respectively from the first quarter of 2022. Total interest earning assets yield increased 90 bps primarily as a result of an increase in loan and securities yields of 97 bps and 43 bps, respectively.
Credit Loss Expense
Credit loss expense of $0.9 million was recorded during the first quarter of 2023, with no credit loss expense recorded in the first quarter of 2022. The increase in credit loss expense was primarily attributable to loan growth. Net loan charge-offs were $0.3 million in the first quarter of 2023 as compared to net loan charge-offs of $2.2 million in the first quarter of 2022. The economic forecast factors utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increase in the first forecasted quarter and declines in the second through fourth forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – declines over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income (Loss)
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Investment services and trust activities	$2,933	$3,011	$(78)	(2.6)%
Service charges and fees	2,008	1,657	351	21.2
Card revenue	1,748	1,650	98	5.9
Loan revenue	1,420	4,293	(2,873)	(66.9)
Bank-owned life insurance	602	531	71	13.4
Investment securities (losses) gains, net	(13,170)	40	(13,210)	(33,025.0)
Other	413	462	(49)	(10.6)
Total noninterest (loss) income	$(4,046)	$11,644	$(15,690)	(134.7)%
Total noninterest income for the first quarter of 2023 decreased $15.7 million, or 134.7%, to a loss of $4.0 million from $11.6 million in the first quarter of 2022, primarily due to investment security losses of $13.2 million related to the Company's balance sheet repositioning. In addition, noninterest income declined from the comparative period due to the first quarter of 2022 benefiting from a larger increase in the fair value of our mortgage servicing rights, as well as a larger gain on sale from residential mortgage loans as a result of higher mortgage origination volumes.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	$ Change	% Change
Compensation and employee benefits	$19,607	$18,664	$943	5.1%
Occupancy expense of premises, net	2,746	2,779	(33)	(1.2)
Equipment	2,171	1,901	270	14.2
Legal and professional	1,736	2,353	(617)	(26.2)
Data processing	1,363	1,231	132	10.7
Marketing	986	1,029	(43)	(4.2)
Amortization of intangibles	1,752	1,227	525	42.8
FDIC insurance	749	420	329	78.3
Communications	261	272	(11)	(4.0)
Foreclosed assets, net	(28)	(112)	84	(75.0)
Other	1,976	1,879	97	5.2
Total noninterest expense	$33,319	$31,643	$1,676	5.3%

	Three Months Ended March 31,
Merger-related expenses:	2023	2022
(dollars in thousands)
Compensation and employee benefits	$70	$—
Equipment	—	5
Legal and professional	—	63
Data processing	65	38
Marketing	—	7
Communications	—	1
Other	1	14
Total merger-related expenses	$136	$128
Noninterest expense for the first quarter of 2023 increased $1.7 million, or 5.3%, to $33.3 million from $31.6 million for the first quarter of 2022, primarily due to increases of $0.9 million and $0.5 million in compensation and employee benefits and amortization of intangibles, respectively. These increases primarily reflected costs associated with the acquired operations of IOFB, which closed in the second quarter of 2022. Partially offsetting the increases above was a decline of $0.6 million in legal and professional expenses stemming primarily from reductions in legal expenses related to litigation and executive recruitment.

Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 21.4% for the three months ended March 31, 2023, as compared to an effective tax rate of 19.9% for the three months ended March 31, 2022. The effective tax rate for the full year 2023 is expected to be in the range of 19.5% to 21.5%.

FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	March 31, 2023	December 31, 2022	$ Change	% Change
ASSETS
Cash and cash equivalents	$69,218	$86,435	$(17,217)	(19.9)%
Loans held for sale	2,553	612	1,941	317.2
Debt securities available for sale at fair value	954,074	1,153,547	(199,473)	(17.3)
Held to maturity securities at amortized cost	1,117,709	1,129,421	(11,712)	(1.0)
Loans held for investment, net of unearned income	3,919,365	3,840,524	78,841	2.1
Allowance for credit losses	(49,800)	(49,200)	(600)	1.2
Total loans held for investment, net	3,869,565	3,791,324	78,241	2.1
Other assets	396,833	416,537	(19,704)	(4.7)
Total assets	$6,409,952	$6,577,876	$(167,924)	(2.6)%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,555,153	$5,468,942	$86,211	1.6%
Total borrowings	281,962	531,083	(249,121)	(46.9)
Other liabilities	72,187	85,058	(12,871)	(15.1)
Total shareholders' equity	500,650	492,793	7,857	1.6
Total liabilities and shareholders' equity	$6,409,952	$6,577,876	$(167,924)	(2.6)%
Debt Securities
The composition of debt securities available for sale and held to maturity as of the dates indicated was as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Government agencies and corporations	$—	—%	$7,345	0.6%
States and political subdivisions	184,581	19.3	285,356	24.7
Mortgage-backed securities	5,679	0.6	5,944	0.5
Collateralized loan obligations	54,074	5.7	—	—
Collateralized mortgage obligations	144,666	15.2	147,193	12.8
Corporate debt securities	565,074	59.2	707,709	61.4
Fair value of debt securities available for sale	$954,074	100.0%	$1,153,547	100.0%

Held to Maturity
States and political subdivisions	$538,182	48.2	$538,746	47.7%
Mortgage-backed securities	79,597	7.1	81,032	7.2%
Collateralized mortgage obligations	499,930	44.7	509,643	45.1%
Amortized cost of debt securities held to maturity	$1,117,709	100.0%	$1,129,421	100.0%
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
As of March 31, 2023, there were $0.1 million of gross unrealized gains and $95.4 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $95.3 million. As of March 31, 2023 there were no gross unrealized gains and $179.2 million of gross unrealized losses in our held to maturity debt securities.
During the first quarter of 2023, the Company undertook a balance sheet repositioning related to its debt securities portfolio. Specifically, the Company executed the sale of $231 million in book value of its AFS debt securities, with a pre-tax loss of $13.2 million and $220 million of proceeds that were used to pay off short-term borrowings and reinvest in higher yielding, floating rate securities.

See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.
Loans
The composition of our loan portfolio by type of loan was as follows:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$106,641	2.7%	$115,320	3.0%
Commercial and industrial	1,080,514	27.6	1,055,162	27.5
Commercial real estate	2,048,971	52.4	1,980,018	51.6
Residential real estate	610,862	15.5	614,428	15.9
Consumer	72,377	1.8	75,596	2.0
Loans held for investment, net of unearned income	$3,919,365	100.0%	$3,840,524	100.0%
Loans held for sale	$2,553		$612
Loans held for investment, net of unearned income at March 31, 2023, increased $78.8 million, or 2.1%, from December 31, 2022 to $3.92 billion, driven primarily by new loan production, draws on construction loans, and higher line of credit usage during the first quarter of 2023. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.22 billion and $1.21 billion as of March 31, 2023 and December 31, 2022, respectively.
Our loan to deposit ratio increased to 70.55% as of March 31, 2023 as compared to 70.22% as of December 31, 2022. The loan to deposit ratio increased when compared to the prior year-end due to new loan production, draws on construction loans and higher line of credit usage, which offset the increase in total deposits.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans held for investment	$14,440	$15,256
Accruing loans contractually past due 90 days or more	2	565
Total nonperforming loans	14,442	15,821
Foreclosed assets, net	—	103
Total nonperforming assets	14,442	15,924

Nonaccrual loans ratio (1)	0.37%	0.40%
Nonperforming loans ratio (2)	0.37%	0.41%
Nonperforming assets ratio (3)	0.23%	0.24%
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
When compared to December 31, 2022, overall asset quality improved. The nonperforming loans ratio declined 4 basis points from the prior year-end to 0.37%, while the nonperforming assets ratio declined 1 basis points from the prior year-end to 0.23%.
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
When a loan officer originates a new loan, based upon proper loan authorization, they document the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. Segregation of owner-occupied and non-owner occupied residential real estate loans is made at the time of origination. This information is used in the determination of the initial loan risk rating. The Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Credit relationships with larger exposure may pose incrementally higher risks. As a result, the Bank's loan review department is required to review all credit relationships with total exposure of $5.0 million or more at least annually. In addition, the individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current and anticipated performance of the loan. The results of such reviews are presented to both executive management and the audit committee of the Company's board of directors.

Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a Watch (risk rating 5) or Classified (risk ratings 6 through 8) status is warranted. At least quarterly, the loan strategy committee will meet to discuss loan relationships with total exposure of $1.0 million or above that are Watch rated credits, loan relationships with total exposure of $500 thousand and above that are Substandard or Worse rated credits, as well as loan relationships with total exposure of $250 thousand and above that are on non-accrual. Loan relationships outside these designated thresholds are reviewed upon request. The lending officer is charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are presented to the loan strategy committee. The minutes of the loan strategy committee meetings are provided to the board of directors of the Bank.

Depending upon the individual facts and circumstances and the result of the classified/watch review process, loan officers and/or loan review personnel may categorize a loan relationship as requiring an individual analysis. Once that determination has occurred, the credit analyst will complete an individually analyzed worksheet that contains an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent individual analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for recognition in the Company’s allowance for credit losses calculation. An analysis for the underlying collateral value of each individually analyzed loan relationship is completed in the last month of the quarter. The individually analyzed worksheets are reviewed by the Credit Administration department prior to quarter-end. The board of directors of the Bank on a quarterly basis reviews the classified/watch reports including changes in credit grades of 5 or higher as well as all individually analyzed loans, the related allowances and foreclosed assets, net.

The review process also provides for the upgrade of loans that show improvement since the last review. All requests for an upgrade of a credit are approved by the proper authority based upon the aggregate credit exposure before the rating can be changed.

Loan Modifications for Borrowers Experiencing Financial Difficulty

Infrequently, the Company makes modification to certain loans in order to alleviate temporary difficulties in the borrower's financial condition and/or constraints on the borrower's ability to repay a loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, including:

•Principal forgiveness.
•Interest rate reduction.
•An other than-insignificant payment delay.
•Term extension.

During the three months ended March 31, 2023, the amortized cost of the loans that were modified to borrowers in financial distress was $2.0 million, which represented 0.05% of total loans held for investment, net of unearned income.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$513	2.7%	$923	3.0%
Commercial and industrial	22,345	27.6%	22,855	27.5%
Commercial real estate	21,833	52.4%	20,123	51.6%
Residential real estate	4,545	15.5%	4,678	15.9%
Consumer	564	1.8%	621	2.0%
Total	$49,800	100.0%	$49,200	100.0%

Allowance for credit losses ratio(1)	1.27%		1.28%
Allowance for credit losses to nonaccrual loans ratio(2)	344.88%		322.50%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.
The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Three Months Ended March 31, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2023
Charge-offs	$(1)	$(320)	$(18)	$—	$(148)	$(487)
Recoveries	26	75	5	4	44	154
Net (charge-offs) recoveries	$25	$(245)	$(13)	$4	$(104)	$(333)

Net (charge-off) recovery ratio(1)	—%	(0.03)%	—%	—%	(0.01)%	(0.03)%

For the Three Months Ended March 31, 2022
Charge-offs	$—	$(233)	$(2,184)	$(30)	$(184)	$(2,631)
Recoveries	7	225	117	16	44	409
Net (charge-offs) recoveries	$7	$(8)	$(2,067)	$(14)	$(140)	$(2,222)

Net (charge-off) recovery ratio(1)	—%	—%	(0.26)%	—%	(0.02)%	(0.28)%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of March 31, 2023 was $49.8 million, which was 1.27% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $49.2 million as of December 31, 2022, which was 1.28% of loans held for investment, net of unearned income. The increase in the ACL primarily reflected an additional reserve taken to support loan growth. The liability for off-balance sheet credit exposures totaled $4.8 million as of March 31, 2023 and December 31, 2022, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $0.9 million for the three months ended March 31, 2023 as compared to a credit loss benefit related to loans of $0.3 million for the three months ended March 31, 2022. Gross charge-offs for the first three months of 2023 totaled $0.5 million, while there were $0.2 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first three months of 2023 was 0.03% compared to 0.28% for the three months ended March 31, 2022.
Economic Forecast: At March 31, 2023, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - increase in the first forecasted quarter and declines in the second through fourth forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – declines over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
Loan Policy: We review all nonaccrual loans greater than $250,000 individually on a quarterly basis to measure any amount to be recognized in the Company's allowance for credit losses by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, and other relevant factors. In addition, PCD loans greater than $250,000 are evaluated individually to determine the required ACL. Loans modified to borrowers experiencing financial difficulty performing in accordance with their modified contractual terms for a reasonable period of time may be included in the Company’s existing pools based on the underlying risk characteristics of the loan to measure the ACL. Upon the Company's determination that a modified loan (or a portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status.
Based on the inherent risk in the loan portfolio, management believed that as of March 31, 2023, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of March 31, 2023		As of December 31, 2022
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$989,469	17.8%	$1,053,450	19.3%
Interest checking deposits	1,476,948	26.6	1,624,278	29.8
Money market deposits	969,238	17.4	937,340	17.1
Savings deposits	631,811	11.4	664,169	12.1
Time deposits of $250 and under	599,302	10.8	559,466	10.2
Total core deposits	4,666,768	84.0	4,838,703	88.5
Brokered deposits	366,539	6.6	126,767	2.3
Time deposits of over $250	521,846	9.4	503,472	9.2
Total non-core deposits	888,385	16.0	630,239	11.5
Total deposits	$5,555,153	100.0%	$5,468,942	100.0%
Deposits increased $86.2 million from December 31, 2022, or 1.6%. Brokered deposits as of March 31, 2023 totaled $366.5 million, compared with $126.8 million as of December 31, 2022. Approximately 84.0% of our total deposits were considered “core” deposits as of March 31, 2023, compared to 88.5% at December 31, 2022. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and non-reciprocal brokered deposits. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers own liquidity needs and may also be influenced by recent developments in the financial services industry. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt for the periods presented.

(dollars in thousands)	March 31, 2023	December 31, 2022
Securities sold under agreements to repurchase	$137,481	$156,373
Federal home loan bank advances	6,500	235,500
Total short-term borrowings	$143,981	$391,873

Junior subordinated notes issued to capital trusts	42,160	42,116
Subordinated debentures	64,039	64,006
Finance lease payable	744	787
Federal home loan bank borrowings	17,288	17,301
Other long-term debt	13,750	15,000
Total long-term debt	$137,981	$139,210
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.
Capital Resources
Shareholder's Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company as of or for the periods presented:

	March 31, 2023	December 31, 2022
Total shareholders’ equity to total assets ratio	7.81%	7.49%
Tangible common equity ratio(1)	6.48%	6.17%
Total risk-based capital ratio	12.31%	12.07%
Tier 1 risk-based capital ratio	10.18%	10.05%
Common equity tier 1 risk-based capital ratio	9.39%	9.28%
Tier 1 leverage ratio	8.30%	8.35%
Book value per share	$31.94	$31.54
Tangible book value per share(1)	$26.13	$25.60
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $500.7 million as of March 31, 2023, compared to $492.8 million as of December 31, 2022, an increase of $7.9 million, or 1.6%, primarily due to a decrease in AOCI due to a decrease in the unrealized loss on available for sale debt securities, which was partially offset by a decrease in retained earnings.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of March 31, 2023, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2023, in the aggregate amount of 80,745. Additionally, during the first three months of 2023, 68,962 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 17,614 shares were surrendered by grantees to satisfy tax requirements, and 446 unvested restricted stock units were forfeited.
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
Cash and cash equivalents are summarized in the table below. Since December 31, 2022, interest-bearing deposits have been used to fund loan growth.

(dollars in thousands)	As of March 31, 2023	As of December 31, 2022
Cash and due from banks	$63,945	$83,990
Interest-bearing deposits	5,273	2,445
Total	$69,218	$86,435
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $17.6 million for the three-months ended March 31, 2023 and $26.2 million for the three-months ended March 31, 2022.
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
Contractual Obligations
There have been no material changes to the Company's contractual obligations existing at December 31, 2022, as disclosed in the Annual Report on Form 10-K, filed with the SEC on March 13, 2023.

Non-GAAP Financial Measures
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, tangible common equity, tangible book value per share, tangible common equity ratio, efficiency ratio, net interest margin (tax equivalent), and core net interest margin. Management believes these ratios and amounts provide investors with useful information regarding the Company’s profitability, financial condition and capital adequacy, consistent with how management evaluates the Company’s financial performance. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

	Three Months Ended
Return on Average Tangible Equity	March 31, 2023	March 31, 2022
(Dollars in thousands)
Net income	$1,397	$13,895
Intangible amortization, net of tax (1)	1,314	920
Tangible net income	$2,711	$14,815

Average shareholders' equity	$498,547	$524,851
Average intangible assets, net	(92,002)	(81,763)
Average tangible equity	$406,545	$443,088

Return on average equity	1.14%	10.74%
Return on average tangible equity (2)	2.70%	13.56%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	March 31, 2023	December 31, 2022
(Dollars in thousands, except per share data)
Total shareholders’ equity	$500,650	$492,793
Intangible assets, net	(91,040)	(92,792)
Tangible common equity	$409,610	$400,001

Total assets	$6,409,952	$6,577,876
Intangible assets, net	(91,040)	(92,792)
Tangible assets	$6,318,912	$6,485,084

Book value per share	$31.94	$31.54
Tangible book value per share (1)	$26.13	$25.60
Shares outstanding	15,675,325	15,623,977

Equity to assets ratio	7.81%	7.49%
Tangible common equity ratio (2)	6.48%	6.17%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended
Efficiency Ratio	March 31, 2023	March 31, 2022
(dollars in thousands)
Total noninterest expense	$33,319	$31,643
Amortization of intangibles	(1,752)	(1,227)
Merger-related expenses	(136)	(128)
Noninterest expense used for efficiency ratio	$31,431	$30,288

Net interest income, tax equivalent(1)	$41,314	$38,491
Noninterest income	(4,046)	11,644
Investment security losses (gains), net	13,170	(40)
Net revenues used for efficiency ratio	$50,438	$50,095

Efficiency ratio(2)	62.32%	60.46%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

	Three Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	March 31, 2023	March 31, 2022
(dollars in thousands)
Net interest income	$40,076	$37,336
Tax equivalent adjustments:
Loans (1)	716	540
Securities (1)	522	615
Net interest income, tax equivalent	$41,314	$38,491
Loan purchase discount accretion	(1,189)	(732)
Core net interest income	$40,125	$37,759

Net interest margin	2.66%	2.71%
Net interest margin, tax equivalent (2)	2.75%	2.79%
Core net interest margin (3)	2.67%	2.74%
Average interest earning assets	$6,100,456	$5,588,001

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
Net cash inflows from operating activities were $17.6 million in the first three months of 2023, compared with $26.2 million in the first three months of 2022. Net cash inflows from investing activities were $132.5 million in the first three months of 2023, compared to net cash outflows of $113.8 million in the comparable three-month period of 2022. Net cash outflows from financing activities in the first three months of 2023 were $167.4 million, compared with net cash outflows of $56.4 million for the same period of 2022.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window/Bank Term Funding Program
•Federal Home Loan Bank Advances
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of March 31, 2023, the Bank maintains several unsecured federal funds lines totaling $155.0 million, which lines are tested annually to ensure availability.

Federal Reserve Bank Discount Window and Bank Term Funding Program - The Federal Reserve Bank Discount Window and the Bank Term Funding Program are additional sources of liquidity, particularly during periods of economic uncertainty or stress. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of March 31, 2023, the Bank had municipal securities with an approximate market value of $494.1 million pledged for liquidity purposes, and had a borrowing capacity of $509.7 million. There were no outstanding borrowings through the FRB Discount Window, nor the Bank Term Funding Program at March 31, 2023.
Federal Home Loan Bank Advances - FHLB advances provide both a source of liquidity and long-term funding for the Bank. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current FHLB borrowing limit is 45% of total assets. As of March 31, 2023, the Bank had $6.5 million of short-term FHLB advances and $17.3 million in long-term FHLB borrowings, leaving $777.2 million available for liquidity needs, based on collateral capacity.
Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company had $366.5 million as of March 31, 2023 and $126.8 million as of December 31, 2022 of brokered deposits.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At March 31, 2023, the Company had $6.0 million of reciprocal time deposits and $39.3 million of reciprocal non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2023.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2023
Dollar change	$6,426	$4,191	$(5,520)	$(11,286)
Percent change	3.8%	2.5%	(3.3)%	(6.7)%
December 31, 2022
Dollar change	$8,398	$5,637	$(6,738)	$(13,921)
Percent change	5.2%	3.5%	(4.2)%	(8.7)%
As of March 31, 2023, 28.6% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 44.4% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended December 31, 2022. Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2023:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 - 31, 2023	—	$—	—	$3,042,363
February 1 - 28, 2023	17,614	30.97	—	3,042,363
March 1 - 31, 2023	—	—	—	3,042,363
Total	17,614	$30.97	—	$3,042,363

(1) During the three months ended March 31, 2023, no shares were repurchased under the current share repurchase program, while 17,614 shares were surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On June 22, 2021, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. This repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. Since June 23, 2021 and through March 31, 2023, the Company repurchased 403,368 shares of common stock for approximately $12.0 million, leaving $3.0 million available to be repurchased.

On April 27, 2023, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. This new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2023. Since April 28, 2023 and through May 3, 2023, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws, as Amended of MidWestOne Financial Group, Inc. as of October 18, 2022	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2022

10.1	Letter agreement, dated January 24, 2023, from the Compensation Committee of the Board of Directors of MidWestOne Financial Group, Inc., to Charles N. Funk regarding compensation matters	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on January 26, 2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 5, 2023	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)