Form 10-Q
period 2023-06-30
MidWestOne Financial Group, Inc.
filed 2023-08-04
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 1, 2023, there were 15,685,123 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FHLBC	Federal Home Loan Bank of Chicago
AFS	Available for Sale	FHLBDM	Federal Home Loan Bank of Des Moines
AOCI	Accumulated Other Comprehensive Income	FHLMC	Federal Home Loan Mortgage Corporation
ASC	Accounting Standards Codification	FNBF	First National Bank in Fairfield
ASU	Accounting Standards Update	FNBM	First National Bank of Muscatine
ATM	Automated Teller Machine	FNMA	Federal National Mortgage Association
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FRB	Board of Governors of the Federal Reserve System
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	U.S. Generally Accepted Accounting Principles
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act of 1999
CAA	Consolidated Appropriations Act, 2021	GNMA	Government National Mortgage Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	IOFB	Iowa First Bancshares Corp.
CECL	Current Expected Credit Loss	LIBOR	The London Inter-bank Offered Rate
CMO	Collateralized Mortgage Obligations	MBS	Mortgage-Backed Securities
COVID-19	Coronavirus Disease 2019	PCD	Purchase Credit Deteriorated
CRA	Community Reinvestment Act	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	ROU	Right-of-Use
DCF	Discounted Cash Flows	RPA	Credit Risk Participation Agreement
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$75,955	$83,990
Interest earning deposits in banks	68,603	2,445
Total cash and cash equivalents	144,558	86,435
Debt securities available for sale at fair value	903,520	1,153,547
Held to maturity securities at amortized cost	1,099,569	1,129,421
Total securities	2,003,089	2,282,968
Loans held for sale	2,821	612
Gross loans held for investment	4,031,377	3,854,791
Unearned income, net	(12,728)	(14,267)
Loans held for investment, net of unearned income	4,018,649	3,840,524
Allowance for credit losses	(50,400)	(49,200)
Total loans held for investment, net	3,968,249	3,791,324
Premises and equipment, net	85,831	87,125
Goodwill	62,477	62,477
Other intangible assets, net	26,969	30,315
Foreclosed assets, net	—	103
Other assets	227,495	236,517
Total assets	$6,521,489	$6,577,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$897,923	$1,053,450
Interest bearing deposits	4,547,524	4,415,492
Total deposits	5,445,447	5,468,942
Short-term borrowings	362,054	391,873
Long-term debt	125,752	139,210
Other liabilities	86,895	85,058
Total liabilities	6,020,148	6,085,083

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,685,123 and 15,623,977	16,581	16,581
Additional paid-in capital	301,424	302,085
Retained earnings	290,548	289,289
Treasury stock at cost, 895,894 and 957,040 shares	(24,508)	(26,115)
Accumulated other comprehensive loss	(82,704)	(89,047)
Total shareholders' equity	501,341	492,793
Total liabilities and shareholders' equity	$6,521,489	$6,577,876
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands, except per share amounts)	2023	2022	2023	2022
Interest income
Loans, including fees	$49,726	$32,746	$96,216	$64,064
Taxable investment securities	9,734	9,576	20,178	17,699
Tax-exempt investment securities	1,822	2,367	3,949	4,750
Other	68	40	312	68
Total interest income	61,350	44,729	120,655	86,581
Interest expense
Deposits	20,117	3,173	35,436	6,083
Short-term borrowings	2,118	229	3,904	348
Long-term debt	2,153	1,602	4,277	3,089
Total interest expense	24,388	5,004	43,617	9,520
Net interest income	36,962	39,725	77,038	77,061
Credit loss expense	1,597	3,282	2,530	3,282
Net interest income after credit loss expense	35,365	36,443	74,508	73,779
Noninterest income
Investment services and trust activities	3,119	2,670	6,052	5,681
Service charges and fees	2,047	1,717	4,055	3,374
Card revenue	1,847	1,878	3,595	3,528
Loan revenue	909	3,523	2,329	7,816
Bank-owned life insurance	616	558	1,218	1,089
Investment securities (losses) gains, net	(2)	395	(13,172)	435
Other	210	1,606	623	2,068
Total noninterest income	8,746	12,347	4,700	23,991
Noninterest expense
Compensation and employee benefits	20,386	18,955	39,993	37,619
Occupancy expense of premises, net	2,574	2,253	5,320	5,032
Equipment	2,435	2,107	4,606	4,008
Legal and professional	1,682	2,435	3,418	4,788
Data processing	1,521	1,237	2,884	2,468
Marketing	1,142	1,157	2,128	2,186
Amortization of intangibles	1,594	1,283	3,346	2,510
FDIC insurance	862	420	1,611	840
Communications	260	266	521	538
Foreclosed assets, net	(6)	4	(34)	(108)
Other	2,469	1,965	4,445	3,844
Total noninterest expense	34,919	32,082	68,238	63,725
Income before income tax expense	9,192	16,708	10,970	34,045
Income tax expense	1,598	4,087	1,979	7,529
Net income	$7,594	$12,621	$8,991	$26,516

Per common share information
Earnings - basic	$0.48	$0.81	$0.57	$1.69
Earnings - diluted	$0.48	$0.80	$0.57	$1.69
Dividends paid	$0.2425	$0.2375	$0.4850	$0.4750
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands)	2023	2022	2023	2022
Net income	$7,594	$12,621	$8,991	$26,516

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from available for sale debt securities:
Unrealized net loss on debt securities available for sale	(8,795)	(32,023)	(9,080)	(78,244)
Reclassification adjustment for losses (gains) included in net income	2	(395)	13,172	(435)
Income tax (expense) benefit	2,222	8,461	(1,038)	20,535
Unrealized net gain (loss) on available for sale debt securities, net of reclassification adjustments	(6,571)	(23,957)	3,054	(58,144)
Reclassification of available for sale debt securities to held to maturity:
Amortization of the net unrealized loss from the reclassification of available for sale debt securities to held to maturity	601	1,004	1,182	2,406
Income tax (expense)	(152)	(262)	(299)	(628)
Amortization of net unrealized loss from the reclassification of available for sale debt securities to held to maturity, net	449	742	883	1,778
Unrealized gain from cash flow hedging instruments:
Unrealized net gains in cash flow hedging instruments	3,321	—	3,459	—
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(238)	—	(238)	—
Income tax (expense)	(780)	—	(815)	—
Unrealized net gains on cash flow hedge instruments, net of reclassification adjustment	2,303	—	2,406	—
Other comprehensive income (loss), net of tax	(3,819)	(23,215)	6,343	(56,366)
Comprehensive income (loss)	$3,775	$(10,594)	$15,334	$(29,850)
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2022	$16,581	$300,505	$253,500	$(24,113)	$(42,016)	$504,457
Net income	—	—	12,621	—	—	12,621
Other comprehensive loss	—	—	—	—	(23,215)	(23,215)
Release/lapse of restriction on RSUs (10,321 shares, net)	—	(283)	(7)	284	—	(6)
Repurchase of common stock (65,315 shares)	—	—	—	(1,943)	—	(1,943)
Share-based compensation	—	637	—	—	—	637
Dividends paid on common stock ($0.2375 per share)	—	—	(3,719)	—	—	(3,719)
Balance at June 30, 2022	$16,581	$300,859	$262,395	$(25,772)	$(65,231)	$488,832

Balance at March 31, 2023	$16,581	$300,966	$286,767	$(24,779)	$(78,885)	$500,650
Net income	—	—	7,594	—	—	7,594
Other comprehensive loss	—	—	—	—	(3,819)	(3,819)
Release/lapse of restriction on RSUs (9,798 shares, net)	—	(267)	(9)	271	—	(5)
Share-based compensation	—	725	—	—	—	725
Dividends paid on common stock ($0.2425 per share)	—	—	(3,804)	—	—	(3,804)
Balance at June 30, 2023	$16,581	$301,424	$290,548	$(24,508)	$(82,704)	$501,341

Six Months Ended June 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	$527,475
Net income	—	—	26,516	—	—	26,516
Other comprehensive loss	—	—	—	—	(56,366)	(56,366)
Release/lapse of restriction on RSUs (40,799 shares, net)	—	(1,278)	(38)	1,073	—	(243)
Repurchase of common stock (76,815 shares)	—	—	—	(2,299)	—	(2,299)
Share-based compensation	—	1,197	—	—	—	1,197
Dividends paid on common stock ($0.4750 per share)	—	—	(7,448)	—	—	(7,448)
Balance at June 30, 2022	$16,581	$300,859	$262,395	$(25,772)	$(65,231)	$488,832

Balance at December 31, 2022	$16,581	$302,085	$289,289	$(26,115)	$(89,047)	$492,793
Net income	—	—	8,991	—	—	8,991
Other comprehensive loss	—	—	—	—	6,343	6,343
Release/lapse of restriction on RSUs (61,146 shares, net)	—	(2,034)	(127)	1,607	—	(554)
Share-based compensation	—	1,373	—	—	—	1,373
Dividends paid on common stock ($0.4850 per share)	—	—	(7,605)	—	—	(7,605)
Balance at June 30, 2023	$16,581	$301,424	$290,548	$(24,508)	$(82,704)	$501,341

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2023	2022
Operating Activities:
Net income	$8,991	$26,516
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	2,530	3,282
Depreciation, amortization, and accretion	6,207	5,610
Net change in premises and equipment due to writedown or sale	61	430
Share-based compensation	1,373	1,197
Net loss (gain) on sale or call of debt securities available for sale	13,172	(435)
Net change in foreclosed assets due to writedown or sale	(31)	(112)
Net gain on sale of loans held for sale	(837)	(1,312)
Origination of loans held for sale	(26,151)	(60,234)
Proceeds from sales of loans held for sale	24,779	69,472
Increase in cash surrender value of bank-owned life insurance	(1,218)	(1,089)
Decrease in deferred income taxes, net	3	2,702
Bargain purchase gain	—	(1,401)
Change in:
Other assets	10,273	(17,473)
Other liabilities	1,736	16,923
Net cash provided by operating activities	$40,888	$44,076
Investing Activities:
Purchases of equity securities	$—	$(1,250)
Proceeds from sales of debt securities available for sale	218,667	112,253
Proceeds from maturities and calls of debt securities available for sale	75,781	112,180
Purchases of debt securities available for sale	(54,690)	(386,278)
Proceeds from maturities and calls of debt securities held to maturity	30,053	86,501
Net increase in loans held for investment	(177,153)	(81,910)
Purchases of premises and equipment	(1,307)	(1,268)
Proceeds from sale of foreclosed assets	134	196
Proceeds from sale of premises and equipment	880	23
Net cash acquired in business acquisition	—	31,375
Net cash provided by (used in) investing activities	$92,365	$(128,178)
Financing Activities:
Net (decrease) increase in:
Deposits	$(23,563)	$(40,780)
Short-term borrowings	(29,819)	10,985
Payments on finance lease liability	(89)	(79)
Payments of Federal Home Loan Bank borrowings	(11,000)	(21,000)
Proceeds from other long-term debt	—	25,000
Payments of other long-term debt	(2,500)	—
Taxes paid relating to the release/lapse of restriction on RSUs	(554)	(243)
Dividends paid	(7,605)	(7,448)
Repurchase of common stock	—	(2,299)
Net cash used in financing activities	$(75,130)	$(35,864)
Net change in cash and cash equivalents	$58,123	$(119,966)
Cash and cash equivalents at beginning of period	86,435	203,830
Cash and cash equivalents at end of period	$144,558	$83,864

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$39,016	$9,509
Cash paid during the period for income taxes	1,115	6,169
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$—	$11
Transfer of premises and equipment to assets held for sale	—	628
Transfer of debt securities available for sale to debt securities held to maturity	—	1,253,179
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$—	$119,230
Total loans held for investment, net	—	281,470
Premises and equipment	—	7,363
Core deposit intangible	—	16,500
Bank-owned life insurance	—	7,862
Other assets	—	4,356
Total non-cash assets acquired	$—	$436,781
Liabilities assumed:
Deposits	$—	$463,638
Short-term borrowings	—	1,541
FHLB borrowings	—	250
Other liabilities	—	1,326
Total liabilities assumed	$—	$466,755
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the six months ended June 30, 2023 may not be indicative of results for the year ending December 31, 2023, or for any other period.

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

Goodwill Assessment
The Company's policy is to test goodwill for impairment on an annual basis or on an interim basis if a triggering event occurs. Due to the stress in the banking sector in the first six months of 2023 and its residual impact on the Company, including a sustained decrease in share price, management identified the occurrence of a triggering event. Therefore, an interim impairment test over goodwill was performed as of June 30, 2023. Based upon our interim assessment, we concluded that no impairment existed at that time.

Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption at June 30, 2023

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

Accounting Guidance Adopted at June 30, 2023

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
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and six months ended June 30, 2022. This unaudited, estimated pro forma information was calculated as if IOFB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of IOFB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, MidWestOne expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands, except per share amounts)	2022	2022
Total revenues	$55,100	$107,679
Net Income	$15,208	$28,967
EPS - basic	$0.97	$1.85
EPS - diluted	$0.97	$1.84
The following table summarizes the IOFB acquisition-related expenses, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Noninterest Expense
Compensation and employee benefits	$—	$150	$70	$150
Occupancy expense of premises, net	—	1	—	1
Equipment	—	6	—	11
Legal and professional	—	638	—	701
Data processing	—	38	65	76
Marketing	—	65	—	72
Communications	—	2	—	3
Other	—	1	1	15
Total acquisition-related expenses	$—	$901	$136	$1,029

3.    Debt Securities
On January 1, 2022, the Company transferred, at fair value, $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and securities issued by state and political subdivisions from the available for sale classification to the held to maturity classification. The net unrealized after tax loss of $11.5 million associated with those re-classified securities remained in accumulated other comprehensive loss and will be amortized over the remaining life of the securities. At June 30, 2023, there was $7.8 million of net unrealized after tax loss remaining in accumulated other comprehensive loss. No gains or losses were recognized in earnings at the time of the transfer.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities for the periods indicated.

	As of June 30, 2023
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
State and political subdivisions	$186,484	$3	$12,771	$—	$173,716
Mortgage-backed securities	5,691	2	236	—	5,457
Collateralized loan obligations	54,161	—	665	—	53,496
Collateralized mortgage obligations	163,918	—	24,126	—	139,792
Corporate debt securities	597,367	122	66,430	—	531,059
Total available for sale debt securities	$1,007,621	$127	$104,228	$—	$903,520

Held to Maturity
State and political subdivisions	$533,343	$—	$79,313	$—	$454,030
Mortgage-backed securities	77,921	—	12,777	—	65,144
Collateralized mortgage obligations	488,305	—	107,176	—	381,129
Total held to maturity debt securities	$1,099,569	$—	$199,266	$—	$900,303
(1) Amortized cost for the held to maturity securities includes $0.2 million of unamortized gain in state and political subdivisions, $6 thousand of unamortized gains in mortgage-backed securities and $10.8 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

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

Investment securities with a fair value of $1.11 billion and $690.2 million at June 30, 2023 and December 31, 2022, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At June 30, 2023 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $6.2 million and $3.7 million, respectively. At December 31, 2022 the accrued interest receivable on available for sale debt securities totaled $7.6 million and $3.7 million.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2023, aggregated by investment category and length of time in a continuous loss position:

		As of June 30, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	189	$41,170	$2,215	$119,012	$10,556	$160,182	$12,771
Mortgage-backed securities	26	598	12	4,680	224	5,278	236
Collateralized loan obligations	6	53,496	665	—	—	53,496	665
Collateralized mortgage obligations	20	6,870	30	132,922	24,096	139,792	24,126
Corporate debt securities	143	54,008	3,112	453,623	63,318	507,631	66,430
Total	384	$156,142	$6,034	$710,237	$98,194	$866,379	$104,228
As of June 30, 2023, 189 state and political subdivisions securities with total unrealized losses of $12.8 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2023, 26 mortgage-backed securities, and 20 collateralized mortgage obligations with unrealized losses totaling $24.4 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2023, 6 collateralized loan obligations with unrealized losses of $0.7 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2023, 143 corporate debt securities with total unrealized losses of $66.4 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
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
The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of June 30, 2023. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.

Proceeds and gross realized gains and losses on debt securities available for sale for the three and six months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Proceeds from sales of debt securities available for sale	$—	$112,253	$218,667	$112,253

Gross realized gains from sales of debt securities available for sale	—	—	—	—
Gross realized losses from sales of debt securities available for sale	—	—	(13,170)	—
Net realized gain from sales of debt securities available for sale(1)	$—	$—	$(13,170)	$—

(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized loss from the call or maturity of debt securities of $2 thousand and $2 thousand for the three and six months ended June 30, 2023 and $395 thousand and $435 thousand for the three and six months ended June 30, 2022.

The contractual maturity distribution of investment debt securities at June 30, 2023, is shown below. Expected maturities of MBS, CLO and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$35,128	$34,740	$175	$171
Due after one year through five years	545,769	497,756	125,731	112,566
Due after five years through ten years	173,529	147,341	221,383	188,004
Due after ten years	29,425	24,938	186,054	153,289
	$783,851	$704,775	$533,343	$454,030
Mortgage-backed securities	5,691	5,457	77,921	65,144
Collateralized loan obligations	54,161	53,496	—	—
Collateralized mortgage obligations	163,918	139,792	488,305	381,129
Total	$1,007,621	$903,520	$1,099,569	$900,303

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Agricultural	$106,148	$115,320
Commercial and industrial	1,089,269	1,055,162
Commercial real estate:
Construction & development	313,836	270,991
Farmland	183,378	183,913
Multifamily	305,519	252,129
Commercial real estate-other	1,331,886	1,272,985
Total commercial real estate	2,134,619	1,980,018
Residential real estate:
One- to four- family first liens	448,096	451,210
One- to four- family junior liens	168,755	163,218
Total residential real estate	616,851	614,428
Consumer	71,762	75,596
Loans held for investment, net of unearned income	4,018,649	3,840,524
Allowance for credit losses	(50,400)	(49,200)
Total loans held for investment, net	$3,968,249	$3,791,324

Loans with unpaid principal in the amount of $1.14 billion and $1.01 billion at June 30, 2023 and December 31, 2022, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following table presents the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
June 30, 2023
Agricultural	$105,728	$128	$51	$241	$106,148	$—
Commercial and industrial	1,086,925	541	784	1,019	1,089,269	—
Commercial real estate:
Construction and development	313,747	89	—	—	313,836	—
Farmland	182,132	—	—	1,246	183,378	—
Multifamily	305,519	—	—	—	305,519	—
Commercial real estate-other	1,327,112	60	46	4,668	1,331,886	—
Total commercial real estate	2,128,510	149	46	5,914	2,134,619	—
Residential real estate:
One- to four- family first liens	442,404	4,454	632	606	448,096	252
One- to four- family junior liens	167,712	110	64	869	168,755	—
Total residential real estate	610,116	4,564	696	1,475	616,851	252
Consumer	71,602	137	21	2	71,762	—
Total	$4,002,881	$5,519	$1,598	$8,651	$4,018,649	$252

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
December 31, 2022
Agricultural	$114,922	$100	$—	$298	$115,320	$—
Commercial and industrial	1,052,406	922	111	1,723	1,055,162	—
Commercial real estate:
Construction and development	270,905	86	—	—	270,991	—
Farmland	182,115	729	—	1,069	183,913	—
Multifamily	252,129	—	—	—	252,129	—
Commercial real estate-other	1,266,874	5,574	45	492	1,272,985	—
Total commercial real estate	1,972,023	6,389	45	1,561	1,980,018	—
Residential real estate:
One- to four- family first liens	446,066	3,177	954	1,013	451,210	565
One- to four- family junior liens	161,989	301	78	850	163,218	—
Total residential real estate	608,055	3,478	1,032	1,863	614,428	565
Consumer	75,443	110	17	26	75,596	—
Total	$3,822,849	$10,999	$1,205	$5,471	$3,840,524	$565

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Agricultural	$261	$377	$224	$281	$—	$—
Commercial and industrial	3,518	2,728	756	1,049	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	1,773	2,278	1,619	1,997	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5,324	6,397	4,175	5,647	—	—
Total commercial real estate	7,097	8,675	5,794	7,644	—	—
Residential real estate:
One- to four- family first liens	2,093	2,275	600	928	252	565
One- to four- family junior liens	1,212	1,165	—	—	—	—
Total residential real estate	3,305	3,440	600	928	252	565
Consumer	15	36	—	—	—	—
Total	$14,196	$15,256	$7,374	$9,902	$252	$565
The interest income recognized on loans that were on nonaccrual for the three months ended June 30, 2023 and June 30, 2022 was $38 thousand and $205 thousand, respectively. The interest income recognized on loans that were on nonaccrual for the six-months ended June 30, 2023 and June 30, 2022 was $94 thousand and $275 thousand, respectively.
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
The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator, and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of June 30, 2023. As of June 30, 2023, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
June 30, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Agricultural
Pass	$9,469	$14,112	$10,475	$3,381	$1,456	$1,323	$57,602	$97,818
Special mention / watch	150	371	829	198	7	523	3,310	5,388
Substandard	408	155	189	245	2	242	1,701	2,942
Doubtful	—	—	—	—	—	—	—	—
Total	$10,027	$14,638	$11,493	$3,824	$1,465	$2,088	$62,613	$106,148

Commercial and industrial
Pass	$80,120	$249,746	$218,209	$134,623	$29,504	$122,945	$178,405	$1,013,552
Special mention / watch	1,328	524	791	5,079	8,213	11,462	12,800	40,197
Substandard	1,026	3,298	2,787	1,439	751	19,435	6,784	35,520
Doubtful	—	—	—	—	—	—	—	—
Total	$82,474	$253,568	$221,787	$141,141	$38,468	$153,842	$197,989	$1,089,269

CRE - Construction and development
Pass	$38,019	$181,458	$72,065	$3,745	$955	$1,252	$15,362	$312,856
Special mention / watch	—	—	483	—	—	—	235	718
Substandard	—	259	—	—	—	3	—	262
Doubtful	—	—	—	—	—	—	—	—
Total	$38,019	$181,717	$72,548	$3,745	$955	$1,255	$15,597	$313,836

CRE - Farmland
Pass	$12,972	$51,793	$48,766	$21,469	$6,756	$17,517	$1,742	$161,015
Special mention / watch	1,241	2,772	2,454	6,152	—	999	622	14,240
Substandard	1,442	118	1,663	1,206	1,050	2,644	—	8,123
Doubtful	—	—	—	—	—	—	—	—
Total	$15,655	$54,683	$52,883	$28,827	$7,806	$21,160	$2,364	$183,378

CRE - Multifamily

	Term Loans by Origination Year						Revolving Loans
June 30, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Pass	$22,980	$42,423	$95,670	$83,971	$16,846	$7,385	$917	$270,192
Special mention / watch	—	790	280	19,226	—	7,051	—	27,347
Substandard	—	—	7,649	331	—	—	—	7,980
Doubtful	—	—	—	—	—	—	—	—
Total	$22,980	$43,213	$103,599	$103,528	$16,846	$14,436	$917	$305,519

CRE - Other
Pass	$119,220	$327,442	$284,511	$269,631	$81,545	$102,233	$52,478	$1,237,060
Special mention / watch	1,337	1,353	20,063	7,477	4,294	3,346	3,899	41,769
Substandard	—	618	1,330	20,666	12,265	18,178	—	53,057
Doubtful	—	—	—	—	—	—	—	—
Total	$120,557	$329,413	$305,904	$297,774	$98,104	$123,757	$56,377	$1,331,886

RRE - One- to four- family first liens
Pass / Performing	$28,188	$131,027	$98,090	$57,383	$21,273	$91,149	$10,416	$437,526
Special mention / watch	492	727	74	646	1,874	432	—	4,245
Substandard / Nonperforming	1,179	309	522	168	168	3,979	—	6,325
Doubtful	—	—	—	—	—	—	—	—
Total	$29,859	$132,063	$98,686	$58,197	$23,315	$95,560	$10,416	$448,096

RRE - One- to four- family junior liens
Performing	$14,036	$32,953	$20,771	$8,074	$2,580	$8,496	$80,633	$167,543
Nonperforming	—	19	22	27	206	923	15	1,212
Total	$14,036	$32,972	$20,793	$8,101	$2,786	$9,419	$80,648	$168,755

Consumer
Performing	$14,884	$23,530	$13,538	$5,999	$2,313	$7,186	$4,297	$71,747
Nonperforming	—	—	—	6	5	4	—	15
Total	$14,884	$23,530	$13,538	$6,005	$2,318	$7,190	$4,297	$71,762

Total by Credit Quality Indicator Category
Pass	$310,968	$998,001	$827,786	$574,203	$158,335	$343,804	$316,922	$3,530,019
Special mention / watch	4,548	6,537	24,974	38,778	14,388	23,813	20,866	133,904
Substandard	4,055	4,757	14,140	24,055	14,236	44,481	8,485	114,209
Doubtful	—	—	—	—	—	—	—	—
Performing	28,920	56,483	34,309	14,073	4,893	15,682	84,930	239,290
Nonperforming	—	19	22	33	211	927	15	1,227
Total	$348,491	$1,065,797	$901,231	$651,142	$192,063	$428,707	$431,218	$4,018,649

Year-to-date Current Period Gross Write-offs
Agricultural	$—	$—	$1	$—	$—	$—	$—	$1
Commercial and industrial	—	80	29	105	250	45	—	509
CRE - Construction and development	—	—	—	—	—	—	—	—
CRE - Farmland	—	—	—	—	—	—	—	—
CRE - Multifamily	—	—	—	—	—	—	—	—
CRE - Other	—	—	—	—	—	830	—	830
RRE - One-to-four-family first liens	—	—	—	—	—	33	—	33
RRE - One-to-four-family junior liens	—	—	—	—	—	—	—	—
Consumer	—	249	9	—	11	4	—	273
Total Current Period Gross Write-offs	$—	$329	$39	$105	$261	$912	$—	$1,646

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

Allowance for Credit Losses
At June 30, 2023, the economic forecast used by the Company showed the following: The economic forecast factors utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases in the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – declines over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The increase in the ACL between June 30, 2023 and December 31, 2022 is primarily driven by reserves taken to support loan growth. Net loan charge-offs were $0.9 million for the three-months ended June 30, 2023 as compared to net loan charge-offs of $0.3 million for the three-months ended June 30, 2022. Net loan charge-offs were $1.2 million for the six-months ended June 30, 2023 as compared to net loan charge-offs of $2.5 million for the six-months ended June 30, 2022.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $16.1 million at June 30, 2023 and $15.3 million at December 31, 2022 and is excluded from the estimate of credit losses. The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended June 30, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended June 30, 2023
Beginning balance	$513	$22,345	$21,833	$4,545	$564	$49,800
Charge-offs	—	(189)	(812)	(33)	(125)	(1,159)
Recoveries	1	195	6	16	44	262
Credit loss expense (benefit)(1)	103	570	884	(135)	75	1,497
Ending balance	$617	$22,921	$21,911	$4,393	$558	$50,400

For the Three Months Ended June 30, 2022
Beginning balance	$380	$17,275	$24,057	$3,908	$580	$46,200
PCD allowance established in acquisition	512	1,473	1,227	159	—	3,371
Charge-offs	(1)	(330)	—	(8)	(101)	(440)
Recoveries	1	93	31	4	30	159
Credit loss expense (benefit) (1)	95	2,655	(916)	1,111	115	3,060
Ending balance	$987	$21,166	$24,399	$5,174	$624	$52,350
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense (benefit) of $0.1 million and $0.2 million related to off-balance sheet credit exposures for the three months ended June 30, 2023 and June 30, 2022, respectively.

	For the Six Months Ended June 30, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30, 2023
Beginning balance	$923	$22,855	$20,123	$4,678	$621	$49,200
Charge-offs	(1)	(509)	(830)	(33)	(273)	(1,646)
Recoveries	27	270	11	20	88	416
Credit loss expense (benefit)(1)	(332)	305	2,607	(272)	122	2,430
Ending balance	$617	$22,921	$21,911	$4,393	$558	$50,400

For the Six Months Ended June 30, 2022
Beginning balance	$667	$17,294	$26,120	$4,010	$609	$48,700
PCD allowance established in acquisition	512	1,473	1,227	159	—	3,371
Charge-offs	(1)	(563)	(2,184)	(38)	(285)	(3,071)
Recoveries	8	318	148	20	74	568
Credit loss (benefit) expense(1)	(199)	2,644	(912)	1,023	226	2,782
Ending balance	$987	$21,166	$24,399	$5,174	$624	$52,350
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense (benefit) of $0.1 million and $0.5 million related to off-balance sheet credit exposures for the six-months ended June 30, 2023 and June 30, 2022, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method were as follows:

	As of June 30, 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$224	$2,932	$12,955	$1,322	$—	$17,433
Collectively evaluated for impairment	105,924	1,086,337	2,121,664	615,529	71,762	4,001,216
Total	$106,148	$1,089,269	$2,134,619	$616,851	$71,762	$4,018,649
Allowance for credit losses:
Individually evaluated for impairment	$—	$753	$978	$180	$—	$1,911
Collectively evaluated for impairment	617	22,168	20,933	4,213	558	48,489
Total	$617	$22,921	$21,911	$4,393	$558	$50,400

	As of December 31, 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,531	$2,184	$15,768	$1,650	$—	$22,133
Collectively evaluated for impairment	112,789	1,052,978	1,964,250	612,778	75,596	3,818,391
Total	$115,320	$1,055,162	$1,980,018	$614,428	$75,596	$3,840,524
Allowance for credit losses:
Individually evaluated for impairment	$500	$600	$705	$180	$—	$1,985
Collectively evaluated for impairment	423	22,255	19,418	4,498	621	47,215
Total	$923	$22,855	$20,123	$4,678	$621	$49,200
The following table presents the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of June 30, 2023
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$12	$213	$—	$225	$—
Commercial and industrial	713	790	1,429	2,932	753
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	5,596	—	—	5,596	—
Multifamily	—	—	—	—	—
Commercial real estate-other	7,167	—	192	7,359	978
Residential real estate:
One- to four- family first liens	600	—	—	600	—
One- to four- family junior liens	—	—	721	721	180
Consumer	—	—	—	—	—
Total	$14,088	$1,003	$2,342	$17,433	$1,911

	As of December 31, 2022
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$68	$2,463	$—	$2,531	$500
Commercial and industrial	856	736	592	2,184	600
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	4,515	—	—	4,515	—
Multifamily	—	—	—	—	—
Commercial real estate-other	11,006	—	247	11,253	705
Residential real estate:
One- to four- family first liens	929	—	—	929	—
One- to four- family junior liens	—	—	721	721	180
Consumer	—	—	—	—	—
Total	$17,374	$3,199	$1,560	$22,133	$1,985

Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction, or combination thereof.

The following table presents the amortized cost basis of loans as of June 30, 2023 that were modified during the three and six months ended June 30, 2023 and experiencing financial difficulty at the time of the modification by class and by type of modification.

	For the Three Months and Six Months Ended June 30, 2023
					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Principal Forgiveness, Term Extension, & Interest Rate Reduction	Total Class of Financing Receivable
Three Months Ended June 30, 2023
Agricultural	$—	$15	$—	$—	$—	$—	$—	0.01%
Commercial and industrial	—	272	732	—	—	—	192	0.11%
CRE - Construction and development	—	—	—	—	—	—	—	—%
CRE - Farmland	—	—	1,843	—	—	—	—	1.01%
CRE - Multifamily	—	—	—	—	—	—	—	—%
CRE - Other	—	158	—	—	—	—	—	0.01%
RRE - One- to four- family first liens	—	—	80	—	—	—	—	0.02%
RRE - One- to four- family junior liens	—	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—	—%
Total	$—	$445	$2,655	$—	$—	$—	$192

Six Months Ended June 30, 2023
Agricultural	$—	$15	$—	$—	$—	$—	$—	0.01%
Commercial and industrial	—	272	778	—	112	305	192	0.15%
CRE - Construction and development	—	—	—	—	—	—	—	—%
CRE - Farmland	—	—	1,843	—	—	—	—	1.01%
CRE - Multifamily	—	—	—	—	—	—	—	—%
CRE - Other	—	158	—	—	—	—	—	0.01%
RRE - One- to four- family first liens	—	—	80	—	—	—	—	0.02%
RRE - One- to four- family junior liens	—	—	—	—	—	—	—	—%
Consumer	—	—	—	—	—	—	—	—%
Total	$—	$445	$2,701	$—	$112	$305	$192

The Company has no additional commitment to lend amounts to the borrowers included in the previous table as of June 30, 2023. For the three and six months ended June 30, 2023, the Company had four modified loans totaling $0.9 million modified loans to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following table presents the performance as of June 30, 2023 of loans that were modified while the borrower was experiencing financial difficulty at the time of modification in the last 12 months:

	As of June 30, 2023
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$—	$15	$—	$—	$15
Commercial and industrial	968	—	690	—	1,658
CRE - Farmland	1,843	—	—	—	1,843
CRE - Other	158	—	—	—	158
RRE - One- to four- family first liens	80	—	—	—	80
Total	$3,049	$15	$690	$—	$3,754

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Years)
Three Months Ended June 30, 2023
Agricultural	$—	—%	0
Commercial and industrial	—	—%	6.45
CRE - Construction and development	—	—%	0
CRE - Farmland	—	—%	0.89
CRE - Multifamily	—	—%	0
CRE - Other	—	—%	0
RRE - One- to four- family first liens	—	—%	3.87
RRE - One- to four- family junior liens	—	—%	0
Consumer	—	—%	0
Total	$—	—%	2.87

Six Months Ended June 30, 2023
Agricultural	$—	—%	0
Commercial and industrial	63	1.25%	8.26
CRE - Construction and development	—	—%	0
CRE - Farmland	—	—%	0.89
CRE - Multifamily	—	—%	0
CRE - Other	18	7.00%	2.47
RRE - One- to four- family first liens	—	—%	3.87
RRE - One- to four- family junior liens	—	—%	0
Consumer	—	—%	0
Total	$81	1.25%	4.05

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

	As of June 30, 2023			As of December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps	$26,367	$2,489	$27	$24,018	$2,556	$—
Cash flow hedges
Interest rate swaps	200,000	3,220	—	—	—	—
Total	$226,367	$5,709	$27	$24,018	$2,556	$—

Not designated as hedging instruments:
Interest rate swaps	$304,412	$19,225	$19,227	$331,197	$21,084	$21,087
RPAs - protection purchased	24,757	—	—	9,421	—	—
Interest rate lock commitments	4,323	69	—	1,372	7	—
Interest rate forward loan sales contracts	5,872	27	—	1,400	8	—
Total	$339,364	$19,321	$19,227	$343,390	$21,099	$21,087

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
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. During the first quarter and second quarter of 2023, the Company entered into pay-fixed receive-variable interest rate swaps with cumulative notional amounts of $50 million and $150 million, respectively, to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt. The interest rate swaps were designated as a cash flow hedge. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the next 12 months, the Company estimates that an additional $2.8 million of income will be reclassified into interest expense.

The table below presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2023 and 2022

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2023	2022		2023	2022
Interest rate swaps	$3,321	$—	Interest Expense	$238	$—

	Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022		2023	2022
Interest rate swaps	$3,459	$—	Interest Expense	$238	$—

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value or cash flow hedges are recorded	$190	$—	$(67)	$—	$349	$—	$(171)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts:
Hedged items	(27)	—	(963)	—	535	—	(2,516)	—
Derivative designated as hedging instruments	658	—	896	—	255	—	2,344	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	238	—	—	—	238	—	—	—

As of June 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$23,936	$(2,464)

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

Credit Risk Participation Agreements -The Company enters into RPAs to manage the credit exposure on interest rate contracts associated with a syndicated loan or participation agreement. The Company may enter into protection purchased RPAs with institutional counterparties to decrease or increase its exposure to a borrower. Under the RPA, the Company will receive or make payment if a borrower defaults on the related interest rate contract. The notional amount of the RPAs reflects the Company’s pro-rata share of the derivative instrument.

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)		2023	2022	2023	2022
Interest rate swaps	Other income	$—	$3	$—	$8
RPAs	Other income	—	—	69	1
Interest rate lock commitments	Loan revenue	(32)	163	62	(218)
Interest rate forward loan sales contracts	Loan revenue	49	(339)	19	(28)
Total		$17	$(173)	$150	$(237)

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of June 30, 2023 and December 31, 2022, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of June 30, 2023
Asset Derivatives	$25,030	$—	$25,030	$—	$18,083	$6,947
Liability Derivatives	19,254	—	19,254	—	6,780	12,474

As of December 31, 2022
Asset Derivatives	$23,655	$—	$23,655	$—	$18,858	$4,797
Liability Derivatives	21,087	—	21,087	—	3,460	17,627

Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2023, fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $27 thousand.
6.    Goodwill and Intangible Assets
The carrying amount of goodwill was $62.5 million at June 30, 2023 and December 31, 2022.
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets at the dates indicated:

	As of June 30, 2023			As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$58,245	$(38,842)	$19,403	$58,245	$(35,822)	$22,423
Customer relationship intangible	5,265	(4,787)	478	5,265	(4,490)	775
Other	2,700	(2,652)	48	2,700	(2,623)	77
	$66,210	$(46,281)	$19,929	$66,210	$(42,935)	$23,275

Indefinite-lived trade name intangible	$7,040			$7,040

The following table provides the estimated future amortization expense for the remaining six months ending December 31, 2023 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2023	$2,657	$221	$22	$2,900
2024	4,705	239	24	4,968
2025	3,751	18	2	3,771
2026	2,797	—	—	2,797
2027	1,843	—	—	1,843
Thereafter	3,650	—	—	3,650
Total	$19,403	$478	$48	$19,929

7.    Other Assets
The components of the Company's other assets as of June 30, 2023 and December 31, 2022 were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Bank-owned life insurance	$96,757	$95,539
Interest receivable	26,587	27,090
FHLB stock	11,123	19,248
Mortgage servicing rights	13,155	13,421
Operating lease right-of-use assets, net	2,847	2,492
Federal and state income taxes, current	1,463	2,366
Federal and state income taxes, deferred	36,916	39,071
Derivative assets	25,030	23,655
Other receivables/assets	13,617	13,635
	$227,495	$236,517

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Noninterest bearing deposits	$897,923	$1,053,450
Interest checking deposits	1,397,276	1,624,278
Money market deposits	1,096,432	937,340
Savings deposits	585,967	664,169
Time deposits under $250	1,014,209	559,466
Time deposits of $250 or more	453,640	630,239
Total deposits	$5,445,447	$5,468,942

The Company had $9.8 million and $4.3 million in reciprocal time deposits as of June 30, 2023 and December 31, 2022, respectively. Included in money market deposits at June 30, 2023 and December 31, 2022 were $111.7 million and $40.0 million, respectively, of interest-bearing reciprocal deposits and no noninterest bearing reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. In addition, the Company had $365.6 million as of June 30, 2023 and $126.8 million as of December 31, 2022 of brokered deposits.

As of June 30, 2023 and December 31, 2022, the Company had public entity deposits that were collateralized by investment securities of $240.2 million and $387.8 million, respectively.

9.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	June 30, 2023		December 31, 2022
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.46%	$92,054	1.32%	$156,373
Federal Home Loan Bank advances	5.33	45,000	4.48	235,500
Federal Reserve Bank borrowings	5.04	225,000	—	—
Total	3.91%	$362,054	3.22%	$391,873

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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either June 30, 2023 or December 31, 2022.
Other - At June 30, 2023 and December 31, 2022, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $364.1 million as of June 30, 2023 and $105.6 million as of December 31, 2022. At June 30, 2023, the Company had $225.0 million Bank Term Funding Program borrowings, with a borrowing capacity of $78.5 million as of June 30, 2023. As of June 30, 2023 and December 31, 2022, the Bank had municipal securities with a market value of $629.1 million and $115.2 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 30, 2022 such that the revolving commitment matures on September 30, 2023, with no updates made to the fee structure or the interest rates. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no balance outstanding under this revolving credit facility as of both June 30, 2023 and December 31, 2022.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
June 30, 2023
ATBancorp Statutory Trust I	$7,732	$6,949	Three-month LIBOR + 1.68%	7.23%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,001	Three-month LIBOR + 1.65%	7.20%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,847	Three-month LIBOR + 2.15%	7.69%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,944	Three-month LIBOR + 3.50%	9.05%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	7.14%	12/15/2037	12/15/2012
Total	$44,847	$42,205

December 31, 2022
ATBancorp Statutory Trust I	$7,732	$6,928	Three-month LIBOR + 1.68%	6.45%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,969	Three-month LIBOR + 1.65%	6.42%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,832	Three-month LIBOR + 2.15%	6.88%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,923	Three-month LIBOR + 3.50%	8.27%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	6.36%	12/15/2037	12/15/2012
Total	$44,847	$42,116

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

Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At June 30, 2023, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.
Other Long-Term Debt
Other long-term borrowings were as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$698	8.89%	$787
FHLB borrowings	3.11	6,277	2.91	17,301
Note payable to unaffiliated bank	6.71	12,500	5.67	15,000
Total	5.63%	$19,475	4.30%	$33,088
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
As of June 30, 2023, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2024	3.11%	6,250
Total	3.11%	6,250
Valuation adjustment from acquisition accounting		27
Total		$6,277

11.    Earnings per Share
The following table present the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Basic Earnings Per Share:
Net income	$7,594	$12,621	$8,991	$26,516
Weighted average shares outstanding	15,680,386	15,667,773	15,665,103	15,675,412
Basic earnings per common share	$0.48	$0.81	$0.57	$1.69

Diluted Earnings Per Share:
Net income	$7,594	$12,621	$8,991	$26,516
Weighted average shares outstanding, including all dilutive potential shares	15,689,314	15,688,460	15,687,729	15,703,009
Diluted earnings per common share	$0.48	$0.80	$0.57	$1.69

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
As of June 30, 2023 and December 31, 2022, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these periods was zero dollars.
A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect as of June 30, 2023 and December 31, 2022, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2023
Consolidated:
Total capital/risk weighted assets	$660,580	12.26%	$565,685	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	546,712	10.15	457,936	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	504,508	9.36	377,124	7.00	N/A	N/A
Tier 1 leverage capital/average assets	546,712	8.47	258,306	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$657,152	12.22%	$564,711	10.50%	$537,820	10.00%
Tier 1 capital/risk weighted assets	608,285	11.31	457,147	8.50	430,256	8.00
Common equity tier 1 capital/risk weighted assets	608,285	11.31	376,474	7.00	349,583	6.50
Tier 1 leverage capital/average assets	608,285	9.42	258,165	4.00	322,706	5.00

At December 31, 2022
Consolidated:
Total capital/risk weighted assets	$653,380	12.07%	$568,452	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	544,300	10.05	460,175	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	502,184	9.28	378,968	7.00	N/A	N/A
Tier 1 leverage capital/average assets	544,300	8.35	260,891	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$654,297	12.10%	$567,684	10.50%	$540,652	10.00%
Tier 1 capital/risk weighted assets	610,217	11.29	459,554	8.50	432,522	8.00
Common equity tier 1 capital/risk weighted assets	610,217	11.29	378,456	7.00	351,424	6.50
Tier 1 leverage capital/average assets	610,217	9.36	260,776	4.00	325,970	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	June 30, 2023	December 31, 2022
(in thousands)
Commitments to extend credit	$1,280,598	$1,190,607
Commitments to sell loans	2,821	612
Standby letters of credit	16,121	18,398
Total	$1,299,540	$1,209,617
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At June 30, 2023 and December 31, 2022, the liability for off-balance-sheet credit losses totaled $4.9 million. For the six-months ended June 30, 2023, $0.1 million credit loss expense was recorded, while a credit loss expense of $0.5 million was recorded for the six-months ended June 30, 2022.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 64% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa, California, and Minnesota. The carrying value of investment securities of Iowa, California and Minnesota political subdivisions totaled 13%, 12%, and 10%, respectively, as of June 30, 2023.

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
Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis as of the dates indicated, by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
State and political subdivisions	$173,716	$—	$173,716	$—
Mortgage-backed securities	5,457	—	5,457	—
Collateralized loan obligations	53,496	—	53,496	—
Collateralized mortgage obligations	139,792	—	139,792	—
Corporate debt securities	531,059	—	531,059	—
Derivative assets	25,030	—	24,961	69
Mortgage servicing rights	13,155	—	13,155	—

Liabilities:
Derivative liabilities	$19,254	$—	$19,254	$—

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$7,345	$—	$7,345	$—
State and political subdivisions	285,356	—	285,356	—
Mortgage-backed securities	5,944	—	5,944	—
Collateralized mortgage obligations	147,193	—	147,193	—
Corporate debt securities	707,709	—	707,709	—
Derivative assets	23,655	—	23,648	7
Mortgage servicing rights	13,421	—	13,421	—

Liabilities:
Derivative liabilities	$21,087	$—	$21,087	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the six months ended June 30, 2023 or the year ended December 31, 2022. Changes in the fair value of available for sale debt securities are included in other comprehensive income.

The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	June 30, 2023	December 31, 2022	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$69	$7	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	66%	-	100%	85%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at June 30, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$3,098	$—	$—	$3,098

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$3,159	$—	$—	$3,159
Foreclosed assets, net	103	—	—	103
The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	June 30, 2023	December 31, 2022	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$3,098	$3,159	Fair value of collateral	Valuation adjustments	—%	-	55%	13%
Foreclosed assets, net	$—	$103	Fair value of collateral	Valuation adjustments	N/A(1)

(1) Quantitative disclosures are not provided for foreclosed assets, net because there were no adjustments made to the appraisal values or stated values during the period.
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$144,558	$144,558	$144,558	$—	$—
Debt securities available for sale	903,520	903,520	—	903,520	—
Debt securities held to maturity	1,099,569	900,303	—	900,303	—
Loans held for sale	2,821	2,908	—	2,908	—
Loans held for investment, net	3,968,249	3,856,415	—	—	3,856,415
Interest receivable	26,587	26,587	—	26,587	—
FHLB stock	11,123	11,123	—	11,123	—
Derivative assets	25,030	25,030	—	24,961	69
Financial liabilities:
Noninterest bearing deposits	897,923	897,923	897,923	—	—
Interest bearing deposits	4,547,524	4,530,765	3,079,675	1,451,090	—
Short-term borrowings	362,054	362,054	362,054	—	—
Finance leases payable	698	698	—	698	—
FHLB borrowings	6,277	6,134	—	6,134	—
Junior subordinated notes issued to capital trusts	42,205	36,306	—	36,306	—
Subordinated debentures	64,072	62,538	—	62,538	—
Other long-term debt	12,500	12,500	—	12,500	—
Derivative liabilities	19,254	19,254	—	19,254	—

	December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,435	$86,435	$86,435	$—	$—
Debt securities available for sale	1,153,547	1,153,547	—	1,153,547	—
Debt securities held to maturity	1,129,421	924,894	—	924,894	—
Loans held for sale	612	622	—	622	—
Loans held for investment, net	3,791,324	3,702,527	—	—	3,702,527
Interest receivable	27,090	27,090	—	27,090	—
FHLB stock	19,248	19,248	—	19,248	—
Derivative assets	23,655	23,655	—	23,648	7
Financial liabilities:
Noninterest bearing deposits	1,053,450	1,053,450	1,053,450	—	—
Interest bearing deposits	4,415,492	4,393,315	3,225,787	1,167,528	—
Short-term borrowings	391,873	391,873	391,873	—	—
Finance leases payable	787	787	—	787	—
FHLB borrowings	17,301	17,032	—	17,032	—
Junior subordinated notes issued to capital trusts	42,116	39,023	—	39,023	—
Subordinated debentures	64,006	64,004	—	64,004	—
Other long-term debt	15,000	15,000	—	15,000	—
Derivative liabilities	21,087	21,087	—	21,087	—
15.    Leases
The Company's lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2030. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025.

(in thousands)	Classification	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	Other assets	$2,847	$2,492
Finance lease right-of-use asset	Premises and equipment, net	303	350
Total right-of-use assets		$3,150	$2,842

Operating lease liability	Other liabilities	$3,649	$3,359
Finance lease liability	Long-term debt	698	787
Total lease liabilities		$4,347	$4,146

Weighted-average remaining lease term:	Operating leases	10.38 years	9.23 years
	Finance lease	3.17 years	3.67 years
Weighted-average discount rate:	Operating leases	4.23%	4.23%
	Finance lease	8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Lease Costs
Operating lease cost	$296	$288	$588	$585
Variable lease cost	4	21	11	42
Interest on lease liabilities(1)	15	19	32	39
Amortization of right-of-use assets	24	24	48	48
Net lease cost	$339	$352	$679	$714

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$592	$540	$1,197	$1,136
Operating cash flows from finance lease	15	19	32	39
Finance cash flows from finance lease	45	40	89	79

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	39	311	39
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining six-months ending December 31, 2023 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2023	$123	$636
December 31, 2024	250	1,047
December 31, 2025	254	568
December 31, 2026	172	430
December 31, 2027	—	302
Thereafter	—	1,738
Total undiscounted lease payment	$799	$4,721
Amounts representing interest	(101)	(1,072)
Lease liability	$698	$3,649
16.    Subsequent Events
The Company has evaluated events that have occurred subsequent to June 30, 2023 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On July 25, 2023, the board of directors of the Company declared a cash dividend of $0.2425 per share payable on September 15, 2023 to shareholders of record as of the close of business on September 1, 2023.

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
•changes in and uncertainty related to benchmark interest rates used to price loans and deposits;
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
•changes in general economic, political, or industry conditions, nationally, internationally or in the communities in which we conduct business, including the risk of a recession;
•changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;
•war or terrorist activities, including the war in Ukraine, widespread disease or pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
•the occurrence of fraudulent activity, breaches, or failures of our information security controls or cyber-security lead incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
•the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers;
•effects of the ongoing COVID-19 pandemic, including its effects on the economic environment, our customers, employees and supply chain;
•the concentration of large deposits from certain clients who have balances above current FDIC insurance limits;
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023. Results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended June 30, 2023 of $7.6 million, a decrease of $5.0 million, compared to $12.6 million of net income for the three months ended June 30, 2022, with diluted earnings per share of $0.48 and $0.80, respectively. For the six-months ended June 30, 2023, the Company reported net income of $9.0 million, a decrease of $17.5 million, compared to $26.5 million of net income for the six-months ended June 30, 2022, with diluted earnings per share of $0.57 and $1.69 for the respective annual periods.
The period as of and for the three and six months ended June 30, 2023 was also highlighted by the following results:

Balance Sheet:
•Total assets decreased to $6.52 billion at June 30, 2023 from $6.58 billion at December 31, 2022, primarily as a result of the sale of $231 million in book value of available for sale debt securities in the first quarter of 2023.
•At June 30, 2023 the total amount of the held to maturity debt securities was $1.10 billion and the total amount of the debt securities available for sale was $903.5 million. There were $1.13 billion held to maturity debt securities at December 31, 2022, while the total amount of the debt securities available for sale was $1.15 billion.
•Gross loans held for investment increased $176.6 million, from $3.85 billion at December 31, 2022, to $4.03 billion at June 30, 2023. This increase was primarily driven by new loan production.
•The allowance for credit losses was $50.4 million, or 1.25% of total loans as of June 30, 2023, compared with $49.2 million, or 1.28% of total loans, at December 31, 2022.
•Nonperforming assets declined $1.5 million, from $15.9 million at December 31, 2022, to $14.4 million at June 30, 2023.
•Total deposits decreased $23.5 million from $5.47 billion at December 31, 2022, to $5.45 billion at June 30, 2023.
•Short-term borrowings declined to $362.1 million at June 30, 2023, from $391.9 million at December 31, 2022, and long-term debt decreased to $125.8 million at June 30, 2023 from $139.2 million at December 31, 2022.
•The Company is well-capitalized with a total risk-based capital ratio of 12.26% at June 30, 2023.

Income Statement:
Three Months Ended:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $38.1 million for the second quarter of 2023, a decrease of $2.8 million, from $40.9 million in the second quarter of 2022. The decrease in tax equivalent net interest income was due primarily to an increase in interest expense on interest-bearing deposits and borrowed funds of $16.9 million and $2.4 million, respectively, in addition to a decrease of $0.6 million in interest income earned from investment securities. Partially offsetting these identified increases in tax equivalent interest expense was an increase of $17.1 million in loan interest income.
•Credit loss expense of $1.6 million was recorded during the second quarter of 2023, compared to $3.3 million credit loss expense recorded in the second quarter of 2022. Credit loss expense in the current quarter was primarily attributable to loan growth, while credit loss expense in the second quarter of 2022 reflected $3.1 million related to the acquired IOFB non-PCD loans and $0.2 million related to unfunded loan commitments established in the IOFB acquisition.
•Noninterest income decreased $3.6 million, from $12.3 million in the second quarter of 2022 to $8.7 million in the second quarter of 2023, primarily due to a decrease in the fair value of our mortgage servicing rights in the current quarter of $0.6 million, as compared to an increase in the second quarter of 2022 of $2.4 million.
•Noninterest expense increased $2.8 million, from $32.1 million in the second quarter of 2022, to $34.9 million in the second quarter of 2023, due primarily to costs associated with the acquired operations of IOFB, which closed in the second quarter of 2022, severance expense of $1.2 million stemming from a voluntary early retirement program, and normal annual salary and employee benefit increases.
Six Months Ended:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $79.4 million for the six months ended June 30, 2023, unchanged from the six months ended June 30, 2022. Loan interest income increased $32.5 million, reflecting higher volume and increased yield. In addition, interest income from investment securities increased $1.4 million due to higher yields, partially offset by lower volumes. Offsetting these increases were increases in interest expense on interest-bearing deposits and borrowed funds of $29.4 million and $4.7 million, respectively.
•Credit loss expense of $2.5 million was recorded in the first six months of 2023, as compared to credit loss expense of $3.3 million for the first six months of 2022. Credit loss expense in the first six months of 2023 was primarily attributable to loan growth, while credit loss expense in the first six months of 2022 reflected $3.1 million related to the acquired IOFB non-PCD loans and $0.2 million related to unfunded loan commitments established in the IOFB acquisition.
•Noninterest income decreased $19.3 million, from $24.0 million for the first six months of 2022 to $4.7 million in the first six months of 2023. The largest driver in the decrease was the $13.2 million investment securities loss related to the balance sheet repositioning executed in the first six months of 2023. In addition, the decrease was driven by a decrease in the fair value of our mortgage servicing rights of $0.3 million in the first six months of 2023, as compared to an increase of $5.2 million in the prior year.
•Noninterest expense increased $4.5 million, from $63.7 million for the first six months ended June 30, 2022, to $68.2 million in the first six months of 2023. The increase in noninterest expense was due to an overall increase in all noninterest expense categories, except legal and professional, marketing, and communications. These increases primarily reflected costs associated with the acquisition of IOFB, including merger-related expenses, coupled with normal annual salary and employee benefit increases.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2023 and June 30, 2022
Summary

	As of or for the Three Months Ended June 30,
(dollars in thousands, except per share amounts)	2023	2022
Net Interest Income	$36,962	$39,725
Noninterest Income	8,746	12,347
Total Revenue, Net of Interest Expense	45,708	52,072
Credit Loss Expense	1,597	3,282
Noninterest Expense	34,919	32,082
Income Before Income Tax Expense	9,192	16,708
Income Tax Expense	1,598	4,087
Net Income	7,594	12,621
Diluted Earnings Per Share	$0.48	$0.80

Return on Average Assets	0.47%	0.83%
Return on Average Equity	6.03	10.14
Return on Average Tangible Equity(1)	8.50	13.13
Efficiency Ratio(1)	71.12	56.57
Dividend Payout Ratio	50.52	29.32
Common Equity Ratio	7.69	7.59
Tangible Common Equity Ratio(1)	6.40	6.18
Book Value per Share	$31.96	$31.26
Tangible Book Value per Share(1)	26.26	25.10
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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$4,003,717	$50,439	5.05%	$3,326,269	$33,315	4.02%
Taxable investment securities	1,698,003	9,736	2.30	1,923,155	9,576	2.00
Tax-exempt investment securities (2)(4)	345,934	2,253	2.61	439,385	2,975	2.72
Total securities held for investment (2)	2,043,937	11,989	2.35	2,362,540	12,551	2.13
Other	9,078	68	3.00	30,016	40	0.53
Total interest earning assets (2)	$6,056,732	$62,496	4.14%	$5,718,825	$45,906	3.22%
Other assets	409,078			360,125
Total assets	$6,465,810			$6,078,950

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,420,741	$1,971	0.56%	$1,641,337	$1,189	0.29%
Money market deposits	999,436	5,299	2.13	1,003,386	571	0.23
Savings deposits	603,905	288	0.19	662,449	287	0.17
Time deposits	1,490,332	12,559	3.38	836,143	1,126	0.54
Total interest bearing deposits	4,514,414	20,117	1.79	4,143,315	3,173	0.31
Securities sold under agreements to repurchase	159,583	423	1.06	154,107	111	0.29
Other short-term borrowings	132,495	1,695	5.13	41,859	118	1.13
Total short-term borrowings	292,078	2,118	2.91	195,966	229	0.47
Long-term debt	135,329	2,153	6.38	144,440	1,602	4.45
Total borrowed funds	427,407	4,271	4.01	340,406	1,831	2.16
Total interest bearing liabilities	$4,941,821	$24,388	1.98%	$4,483,721	$5,004	0.45%

Noninterest bearing deposits	940,103			1,038,612
Other liabilities	78,898			57,157
Shareholders’ equity	504,988			499,460
Total liabilities and shareholders’ equity	$6,465,810			$6,078,950
Net interest income (2)		$38,108			$40,902
Net interest spread(2)			2.16%			2.77%
Net interest margin(2)			2.52%			2.87%

Total deposits(5)	$5,454,517	$20,117	1.48%	$5,181,927	$3,173	0.25%
Cost of funds(6)			1.66%			0.36%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $79 thousand and $(31) thousand for the three months ended June 30, 2023 and June 30, 2022, respectively. Loan purchase discount accretion was $1.0 million and $0.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Tax equivalent adjustments were $0.7 million and $0.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $0.4 million and $0.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended June 30,
	2023 Compared to 2022 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$7,584	$9,540	$17,124
Taxable investment securities	(1,191)	1,351	160
Tax-exempt investment securities (1)	(607)	(115)	(722)
Total securities held for investment (1)	(1,798)	1,236	(562)
Other	(45)	73	28
Change in interest income (1)	5,741	10,849	16,590
Increase (decrease) in interest expense:
Interest checking deposits	(180)	962	782
Money market deposits	(2)	4,730	4,728
Savings deposits	(28)	29	1
Time deposits	1,481	9,952	11,433
Total interest-bearing deposits	1,271	15,673	16,944
Securities sold under agreements to repurchase	4	308	312
Other short-term borrowings	598	979	1,577
Total short-term borrowings	602	1,287	1,889
Long-term debt	(106)	657	551
Total borrowed funds	496	1,944	2,440
Change in interest expense	1,767	17,617	19,384
Change in net interest income	$3,974	$(6,768)	$(2,794)
Percentage increase in net interest income over prior period			(6.8)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the second quarter of 2023 was $38.1 million, a decrease of $2.8 million, or 6.8%, as compared to $40.9 million for the second quarter of 2022. The decrease in tax equivalent net interest income in the second quarter of 2023 as compared to the second quarter of 2022 was due primarily to an increase in interest expense on interest bearing deposits and borrowed funds of $16.9 million and $2.4 million, respectively, due to higher costs and volumes. The decrease in tax equivalent net interest income was also due to a decrease of $0.6 million, or 4.5%, in interest income earned from investment securities, which stemmed from lower volumes. Partially offsetting these decreases was an increase of $17.1 million, or 51.4%, in loan interest income, which reflected higher loan volume from the IOFB acquisition and organic loan growth, and an increase in loan yield.
The tax equivalent net interest margin for the second quarter of 2023 declined to 2.52%, from 2.87% for the second quarter of 2022, driven by higher funding costs, partially offset by higher interest earning asset yields. The cost of interest bearing liabilities increased 153 bps to 1.98%, due to interest bearing deposit costs of 1.79%, short-term borrowing costs of 2.91%, and long-term debt costs of 6.38%, which increased 148 bps, 244 bps and 193 bps, respectively from the second quarter of 2022. Total interest earning assets yield increased 92 bps primarily as a result of an increase in loan and securities yields of 103 bps and 22 bps, respectively.
Credit Loss Expense
Credit loss expense of $1.6 million was recorded during the second quarter of 2023, with $3.3 million credit loss expense recorded in the second quarter of 2022. Credit loss expense in the current quarter was primarily attributable to loan growth. Net charge-offs were $0.9 million in the second quarter of 2023 as compared to net charge-offs of $0.3 million in the second quarter of 2022. The economic forecast factors utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases in the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – declines over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Investment services and trust activities	$3,119	$2,670	$449	16.8%
Service charges and fees	2,047	1,717	330	19.2
Card revenue	1,847	1,878	(31)	(1.7)
Loan revenue	909	3,523	(2,614)	(74.2)
Bank-owned life insurance	616	558	58	10.4
Investment securities (losses) gains, net	(2)	395	(397)	(100.5)
Other	210	1,606	(1,396)	(86.9)
Total noninterest income	$8,746	$12,347	$(3,601)	(29.2)%
Total noninterest income for the second quarter of 2023 decreased $3.6 million, or 29.2%, to $8.7 million from $12.3 million in the second quarter of 2022, primarily due to a decrease in the fair value of our mortgage servicing rights in the current quarter of $0.6 million, as compared to an increase in the second quarter of 2022 of $2.4 million.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Compensation and employee benefits	$20,386	$18,955	$1,431	7.5%
Occupancy expense of premises, net	2,574	2,253	321	14.2
Equipment	2,435	2,107	328	15.6
Legal and professional	1,682	2,435	(753)	(30.9)
Data processing	1,521	1,237	284	23.0
Marketing	1,142	1,157	(15)	(1.3)
Amortization of intangibles	1,594	1,283	311	24.2
FDIC insurance	862	420	442	105.2
Communications	260	266	(6)	(2.3)
Foreclosed assets, net	(6)	4	(10)	(250.0)
Other	2,469	1,965	504	25.6
Total noninterest expense	$34,919	$32,082	$2,837	8.8%

	Three Months Ended June 30,
Merger-related expenses:	2023	2022
(dollars in thousands)
Compensation and employee benefits	$—	$150
Occupancy expense of premises, net	—	1
Equipment	—	6
Legal and professional	—	638
Data processing	—	38
Marketing	—	65
Communications	—	2
Other	—	1
Total merger-related expenses	$—	$901
Noninterest expense for the second quarter of 2023 increased $2.8 million, or 8.8%, to $34.9 million from $32.1 million for the second quarter of 2022. The largest driver in these increases was the costs associated with the acquired operations of IOFB. Also contributing to the increase in compensation and employee benefits was normal annual salary and employee benefit increases. Partially offsetting the increases above was a decline of $0.8 million in legal and professional expenses, primarily due to a decrease in legal and professional merger-related expenses.

Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 17.4% for the three months ended June 30, 2023, as compared to an effective tax rate of 24.5% for the three months ended June 30, 2022. The effective tax rate for the full year 2023 is expected to be in the range of 18% to 20%.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and June 30, 2022
Summary

	As of and for the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2023	2022
Net Interest Income	$77,038	$77,061
Noninterest Income	4,700	23,991
Total Revenue, Net of Interest Expense	81,738	101,052
Credit Loss Expense	2,530	3,282
Noninterest Expense	68,238	63,725
Income Before Income Tax Expense	10,970	34,045
Income Tax Expense	1,979	7,529
Net Income	8,991	26,516
Diluted Earnings Per Share	$0.57	$1.69

Return on Average Assets	0.28%	0.89%
Return on Average Equity	3.61	10.44
Return on Average Tangible Equity(1)	5.65	13.35
Efficiency Ratio (1)	66.56	58.46
Dividend Payout Ratio	85.09	28.11
Common Equity Ratio	7.69	7.59
Tangible Common Equity Ratio(1)	6.40	6.18
Book Value per Share	$31.96	$31.26
Tangible Book Value per Share(1)	26.26	25.10
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

	Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,935,791	$97,645	5.00%	$3,286,083	$65,173	4.00%
Taxable investment securities	1,754,382	20,178	2.32	1,879,773	17,699	1.90
Tax-exempt investment securities (2)(4)	371,381	4,902	2.66	444,936	5,973	2.71
Total securities held for investment (2)	2,125,763	25,080	2.38	2,324,709	23,672	2.05
Other	16,919	312	3.72	42,983	68	0.32
Total interest-earning assets (2)	$6,078,473	$123,037	4.08%	$5,653,775	$88,913	3.17%
Other assets	416,304			343,456
Total assets	$6,494,777			$5,997,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,468,030	$3,820	0.52%	$1,601,093	$2,250	0.28%
Money market deposits	965,180	8,568	1.79	978,801	1,070	0.22
Savings deposits	628,338	560	0.18	652,134	566	0.18
Time deposits	1,454,210	22,488	3.12	859,938	2,197	0.52
Total interest-bearing deposits	4,515,758	35,436	1.58	4,091,966	6,083	0.30
Securities sold under agreements to repurchase	152,734	873	1.15	156,747	207	0.27
Other short-term borrowings	121,959	3,031	5.01	22,551	141	1.26
Total short-term borrowings	274,693	3,904	2.87	179,298	348	0.39
Long-term debt	137,258	4,277	6.28	142,426	3,089	4.37
Total borrowed funds	411,951	8,181	4.00	321,724	3,437	2.15
Total interest-bearing liabilities	$4,927,709	$43,617	1.78%	$4,413,690	$9,520	0.43%

Noninterest bearing deposits	984,592			1,021,402
Other liabilities	80,690			50,054
Shareholders' equity	501,786			512,085
Total liabilities and shareholders' equity	$6,494,777			$5,997,231
Net interest income (2)		$79,420			$79,393
Net interest spread(2)			2.30%			2.74%
Net interest margin (2)			2.63%			2.83%

Total deposits(5)	$5,500,350	$35,436	1.30%	$5,113,368	$6,083	0.24%
Cost of funds(6)			1.49%			0.35%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $0.2 million and $0.6 million for the six-months ended June 30, 2023 and June 30, 2022, respectively. Loan purchase discount accretion was $2.2 million and $1.3 million for the six-months ended June 30, 2023 and June 30, 2022, respectively. Tax equivalent adjustments were $1.4 million and $1.1 million for the six-months ended June 30, 2023 and June 30, 2022, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.0 million and $1.2 million for the six-months ended June 30, 2023 and June 30, 2022, respectively. The federal statutory tax rate utilized was 21%.

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

	Six Months Ended June 30,
	2023 Compared to 2022 Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$14,340	$18,132	$32,472
Taxable investment securities	(1,240)	3,719	2,479
Tax-exempt investment securities(1)	(964)	(107)	(1,071)
Total securities held for investment(1)	(2,204)	3,612	1,408
Other	(65)	309	244
Change in interest income (1)	12,071	22,053	34,124
Increase (decrease) in interest expense:
Interest checking deposits	(198)	1,768	1,570
Money market deposits	(15)	7,513	7,498
Savings deposits	(6)	—	(6)
Time deposits	2,463	17,828	20,291
Total interest-bearing deposits	2,244	27,109	29,353
Securities sold under agreements to repurchase	(5)	671	666
Other short-term borrowings	1,726	1,164	2,890
Total short-term borrowings	1,721	1,835	3,556
Long-term debt	(116)	1,304	1,188
Total borrowed funds	1,605	3,139	4,744
Change in interest expense	3,849	30,248	34,097
Change in net interest income	$8,222	$(8,195)	$27
Percentage (decrease) increase in net interest income over prior period			—%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the six months ended June 30, 2023 was $79.4 million, unchanged from the six months ended June 30, 2022. Loan interest income increased $32.5 million, or 49.8%, as a result of increased volume and yield, as well as an increase in purchase discount accretion of $0.9 million. Interest income from investment securities increased $1.4 million, or 5.9%, which reflected increased yield, partially offset by lower volume. The increase in interest expense was due to increases of $29.4 million, or 482.5%, and $4.7 million, or 138.0%, in interest expense on interest-bearing deposits and borrowed funds, respectively.

The tax equivalent net interest margin for the six months ended June 30, 2023 was 2.63%, or 20 basis points lower than the tax equivalent net interest margin of 2.83% for the six months ended June 30, 2022. The tax equivalent yield on loans increased 100 basis points, while the tax equivalent yield on investment securities increased 33 basis points. Combined, the resulting yield on interest-earning assets for the six months ended June 30, 2023 was 91 basis points higher than the six months ended June 30, 2022, which primarily reflected new loan production originated at higher yields and the shift in earning asset mix to a greater proportion of loans, which generally have higher yields than investment securities. The cost of borrowed funds was higher by 185 basis points for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The cost of interest-bearing deposits increased 128 basis points for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in the cost of interest-bearing liabilities was a result of higher market interest rates, which reflect the continued increases in the target federal funds rate, which was in the range of 5.00% - 5.25% at June 30, 2023.
Credit Loss Expense
Credit loss expense of $2.5 million was recorded in the first six months of 2023, as compared to credit loss expense of $3.3 million for the first six months of 2022, a decrease of $0.8 million, or 23.2%. Credit loss expense in the first six months of 2023 primarily reflected reserves taken to support loan growth. The credit loss benefit recorded in the first six months of 2022 reflected $3.1 million related to the acquired IOFB non-PCD loans and $0.2 million related to unfunded loan commitments established in the IOFB acquisition. Net charge-offs in the first six months of 2023 were $1.2 million, as compared to net charge-offs of $2.5 million in the first six months of 2022. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-

to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Investment services and trust activities	$6,052	$5,681	$371	6.5%
Service charges and fees	4,055	3,374	681	20.2
Card revenue	3,595	3,528	67	1.9
Loan revenue	2,329	7,816	(5,487)	(70.2)
Bank-owned life insurance	1,218	1,089	129	11.8
Investment securities (losses) gains, net	(13,172)	435	(13,607)	(3,128.0)
Other	623	2,068	(1,445)	(69.9)
Total noninterest income	$4,700	$23,991	$(19,291)	(80.4)%
Total noninterest income for the first six months of 2023 decreased $19.3 million, or 80.4%, to $4.7 million from $24.0 million during the same period of 2022. The largest driver in the decrease was the $13.2 million investment securities loss related to the balance sheet repositioning executed in the first quarter of 2023. In addition, the decrease was driven by a decrease in the fair value of our mortgage servicing rights of $0.3 million in the first six months of 2023, as compared to an increase of $5.2 million in the prior year.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Compensation and employee benefits	$39,993	$37,619	$2,374	6.3%
Occupancy expense of premises, net	5,320	5,032	288	5.7
Equipment	4,606	4,008	598	14.9
Legal and professional	3,418	4,788	(1,370)	(28.6)
Data processing	2,884	2,468	416	16.9
Marketing	2,128	2,186	(58)	(2.7)
Amortization of intangibles	3,346	2,510	836	33.3
FDIC insurance	1,611	840	771	91.8
Communications	521	538	(17)	(3.2)
Foreclosed assets, net	(34)	(108)	74	(68.5)
Other	4,445	3,844	601	15.6
Total noninterest expense	$68,238	$63,725	$4,513	7.1%

	Six Months Ended June 30,
Merger-related expenses:	2023	2022
(dollars in thousands)
Compensation and employee benefits	$70	$150
Occupancy expense of premises, net	—	1
Equipment	—	11
Legal and professional	—	701
Data processing	65	76
Marketing	—	72
Communications	—	3
Other	1	15
Total impact of merger-related expenses to noninterest expense	$136	$1,029
Noninterest expense for the six months ended June 30, 2023 was $68.2 million, an increase of $4.5 million, or 7.1%, from $63.7 million for the six months ended June 30, 2022. The increase in noninterest expense was due to an overall increase in all noninterest expense categories except legal and professional, marketing, and communications. These largest driver for these increases was costs associated with the acquisition of IOFB. Also contributing to the increase in compensation and employee benefits was normal annual salary and employee benefit increases.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 18.0% for the first six months of 2023, as compared to an effective tax rate of 22.1% for the first six months of 2022. The effective tax rate for the full year 2023 is expected to be in the range of 18-20%.

FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	June 30, 2023	December 31, 2022	$ Change	% Change
ASSETS
Cash and cash equivalents	$144,558	$86,435	$58,123	67.2%
Loans held for sale	2,821	612	2,209	360.9
Debt securities available for sale at fair value	903,520	1,153,547	(250,027)	(21.7)
Held to maturity securities at amortized cost	1,099,569	1,129,421	(29,852)	(2.6)
Loans held for investment, net of unearned income	4,018,649	3,840,524	178,125	4.6
Allowance for credit losses	(50,400)	(49,200)	(1,200)	2.4
Total loans held for investment, net	3,968,249	3,791,324	176,925	4.7
Other assets	402,772	416,537	(13,765)	(3.3)
Total assets	$6,521,489	$6,577,876	$(56,387)	(0.9)%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,445,447	$5,468,942	$(23,495)	(0.4)%
Total borrowings	487,806	531,083	(43,277)	(8.1)
Other liabilities	86,895	85,058	1,837	2.2
Total shareholders' equity	501,341	492,793	8,548	1.7
Total liabilities and shareholders' equity	$6,521,489	$6,577,876	$(56,387)	(0.9)%
Debt Securities
The composition of debt securities available for sale and held to maturity as of the dates indicated was as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Government agencies and corporations	$—	—%	$7,345	0.6%
States and political subdivisions	173,716	19.2	285,356	24.7
Mortgage-backed securities	5,457	0.6	5,944	0.5
Collateralized loan obligations	53,496	5.9	—	—
Collateralized mortgage obligations	139,792	15.5	147,193	12.8
Corporate debt securities	531,059	58.8	707,709	61.4
Fair value of debt securities available for sale	$903,520	100.0%	$1,153,547	100.0%

Held to Maturity
States and political subdivisions	$533,343	48.5	$538,746	47.7%
Mortgage-backed securities	77,921	7.1	81,032	7.2%
Collateralized mortgage obligations	488,305	44.4	509,643	45.1%
Amortized cost of debt securities held to maturity	$1,099,569	100.0%	$1,129,421	100.0%
As of June 30, 2023, there were $0.1 million of gross unrealized gains and $104.2 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $104.1 million. As of June 30, 2023 there were no gross unrealized gains and $199.3 million of gross unrealized losses in our held to maturity debt securities.
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
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.

Loans
The composition of our loan portfolio by type of loan was as follows:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$106,148	2.6%	$115,320	3.0%
Commercial and industrial	1,089,269	27.1	1,055,162	27.5
Commercial real estate	2,134,619	53.1	1,980,018	51.6
Residential real estate	616,851	15.4	614,428	15.9
Consumer	71,762	1.8	75,596	2.0
Loans held for investment, net of unearned income	$4,018,649	100.0%	$3,840,524	100.0%
Loans held for sale	$2,821		$612
Loans held for investment, net of unearned income at June 30, 2023, increased $178.1 million, or 4.6%, from December 31, 2022 to $4.02 billion, driven primarily by new loan production, draws on construction loans, and higher line of credit usage during 2023. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio. Our loan to deposit ratio increased to 73.80% as of June 30, 2023 as compared to 70.22% as of December 31, 2022.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.30 billion and $1.21 billion as of June 30, 2023 and December 31, 2022, respectively.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans held for investment	$14,196	$15,256
Accruing loans contractually past due 90 days or more	252	565
Total nonperforming loans	14,448	15,821
Foreclosed assets, net	—	103
Total nonperforming assets	14,448	15,924

Nonaccrual loans ratio (1)	0.35%	0.40%
Nonperforming loans ratio (2)	0.36%	0.41%
Nonperforming assets ratio (3)	0.22%	0.24%
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
When compared to December 31, 2022, overall asset quality improved. The nonperforming loans ratio declined 5 basis points from the prior year-end to 0.36%, while the nonperforming assets ratio declined 2 basis points from the prior year-end to 0.22%.
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
•Term extension.

During the three and six months ended June 30, 2023, the amortized cost of the loans that were modified to borrowers in financial distress was $3.3 million and $3.8 million, respectively, which represented 0.08% and 0.09% of total loans held for investment, net of unearned income for each respective period.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$617	2.6%	$923	3.0%
Commercial and industrial	22,921	27.1%	22,855	27.5%
Commercial real estate	21,911	53.1%	20,123	51.6%
Residential real estate	4,393	15.4%	4,678	15.9%
Consumer	558	1.8%	621	2.0%
Total	$50,400	100.0%	$49,200	100.0%

Allowance for credit losses ratio(1)	1.25%		1.28%
Allowance for credit losses to nonaccrual loans ratio(2)	355.03%		322.50%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.
The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Three Months Ended June 30, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended June 30, 2023
Charge-offs	$—	$(189)	$(812)	$(33)	$(125)	$(1,159)
Recoveries	1	195	6	16	44	262
Net (charge-offs) recoveries	$1	$6	$(806)	$(17)	$(81)	$(897)

Net (charge-off) recovery ratio(1)	—%	—%	(0.08)%	—%	(0.01)%	(0.09)%

For the Three Months Ended June 30, 2022
Charge-offs	$(1)	$(330)	$—	$(8)	$(101)	$(440)
Recoveries	1	93	31	4	30	159
Net (charge-offs) recoveries	$—	$(237)	$31	$(4)	$(71)	$(281)

Net (charge-off) recovery ratio(1)	—%	(0.03)%	—%	—%	(0.01)%	(0.03)%

	For the Six Months Ended June 30, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30, 2023
Charge-offs	$(1)	$(509)	$(830)	$(33)	$(273)	$(1,646)
Recoveries	27	270	11	20	88	416
Net (charge-offs) recoveries	$26	$(239)	$(819)	$(13)	$(185)	$(1,230)

Net (charge-off) recovery ratio(1)	—%	(0.01)%	(0.04)%	—%	(0.01)%	(0.06)%

For the Six Months Ended June 30, 2022
Charge-offs	$(1)	$(563)	$(2,184)	$(38)	$(285)	$(3,071)
Recoveries	8	318	148	20	74	568
Net (charge-offs) recoveries	$7	$(245)	$(2,036)	$(18)	$(211)	$(2,503)

Net (charge-off) recovery ratio(1)	—%	(0.02)%	(0.12)%	—%	(0.01)%	(0.15)%
(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of June 30, 2023 was $50.4 million, which was 1.25% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $49.2 million as of December 31, 2022, which was 1.28% of loans held for investment, net of unearned income. The increase in the ACL primarily reflected an additional reserve taken to support loan growth. The liability for off-balance sheet credit exposures totaled $4.9 million as of June 30, 2023 and $4.8 million as of December 31, 2022 and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $2.4 million for the six months ended June 30, 2023 as compared to credit loss expense related to loans of $2.8 million for the six months ended June 30, 2022. Gross charge-offs for the first six months of 2023 totaled $1.6 million, while there were $0.4 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first six months of 2023 was 0.06% compared to 0.15% for the six months ended June 30, 2022.
Economic Forecast: At June 30, 2023, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases in the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – declines over the next four forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
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
Based on the inherent risk in the loan portfolio, management believed that as of June 30, 2023, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of June 30, 2023		As of December 31, 2022
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$897,923	16.5%	$1,053,450	19.3%
Interest checking deposits	1,397,276	25.7	1,624,278	29.8
Money market deposits	1,096,432	20.1	937,340	17.1
Savings deposits	585,967	10.8	664,169	12.1
Time deposits of $250 and under	648,586	11.9	559,466	10.2
Total core deposits	4,626,184	85.0	4,838,703	88.5
Brokered deposits	365,623	6.7	126,767	2.3
Time deposits of over $250	453,640	8.3	503,472	9.2
Total non-core deposits	819,263	15.0	630,239	11.5
Total deposits	$5,445,447	100.0%	$5,468,942	100.0%
Deposits decreased $23.5 million from December 31, 2022, or 0.4%. Brokered deposits as of June 30, 2023 totaled $365.6 million, compared with $126.8 million as of December 31, 2022. Approximately 85.0% of our total deposits were considered “core” deposits as of June 30, 2023, compared to 88.5% at December 31, 2022. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and non-reciprocal brokered deposits. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers own liquidity needs and may also be influenced by recent developments in the financial services industry. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt for the periods presented.

(dollars in thousands)	June 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$92,054	$156,373
Federal Home Loan Bank advances	45,000	235,500
Federal Reserve Bank borrowings	225,000	—
Total short-term borrowings	$362,054	$391,873

Junior subordinated notes issued to capital trusts	42,205	42,116
Subordinated debentures	64,072	64,006
Finance lease payable	698	787
Federal Home Loan Bank borrowings	6,277	17,301
Other long-term debt	12,500	15,000
Total long-term debt	$125,752	$139,210
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.
Capital Resources
Shareholder's Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company as of or for the periods presented:

	June 30, 2023	December 31, 2022
Total shareholders’ equity to total assets ratio	7.69%	7.49%
Tangible common equity ratio(1)	6.40%	6.17%
Total risk-based capital ratio	12.26%	12.07%
Tier 1 risk-based capital ratio	10.15%	10.05%
Common equity tier 1 risk-based capital ratio	9.36%	9.28%
Tier 1 leverage ratio	8.47%	8.35%
Book value per share	$31.96	$31.54
Tangible book value per share(1)	$26.26	$25.60
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $501.3 million as of June 30, 2023, compared to $492.8 million as of December 31, 2022, an increase of $8.5 million, or 1.7%, primarily due to a decrease in the unrealized loss on available for sale debt securities, which decreased the negative balance included in AOCI.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of June 30, 2023, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers of the Company on February 15, 2023, in the aggregate amount of 80,745. In the second quarter, restricted stock units were granted to directors of the Company and Bank on May 15, 2023, in the aggregate amount of 20,148. Additionally, during the first six months of 2023, 79,042 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 17,896 shares were surrendered by grantees to satisfy tax requirements, and 446 unvested restricted stock units were forfeited.

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
Cash and cash equivalents are summarized in the table below. Since December 31, 2022, interest-bearing deposits have been used to fund loan growth.

(dollars in thousands)	As of June 30, 2023	As of December 31, 2022
Cash and due from banks	$75,955	$83,990
Interest-bearing deposits	68,603	2,445
Total	$144,558	$86,435
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $40.9 million for the six-months ended June 30, 2023 and $44.1 million for the six-months ended June 30, 2022.
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

	Three Months Ended		Six Months Ended
Return on Average Tangible Equity	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(Dollars in thousands)
Net income	$7,594	$12,621	$8,991	$26,516
Intangible amortization, net of tax (1)	1,196	962	2,510	1,883
Tangible net income	$8,790	$13,583	$11,501	$28,399

Average shareholders' equity	$504,988	$499,460	$501,786	$512,085
Average intangible assets, net	(90,258)	(84,540)	(91,125)	(83,159)
Average tangible equity	$414,730	$414,920	$410,661	$428,926

Return on average equity	6.03%	10.14%	3.61%	10.44%
Return on average tangible equity (2)	8.50%	13.13%	5.65%	13.35%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	June 30, 2023	December 31, 2022
(Dollars in thousands, except per share data)
Total shareholders’ equity	$501,341	$492,793
Intangible assets, net	(89,446)	(92,792)
Tangible common equity	$411,895	$400,001

Total assets	$6,521,489	$6,577,876
Intangible assets, net	(89,446)	(92,792)
Tangible assets	$6,432,043	$6,485,084

Book value per share	$31.96	$31.54
Tangible book value per share (1)	$26.26	$25.60
Shares outstanding	15,685,123	15,623,977

Equity to assets ratio	7.69%	7.49%
Tangible common equity ratio (2)	6.40%	6.17%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Six Months Ended
Efficiency Ratio	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(dollars in thousands)
Total noninterest expense	$34,919	$32,082	$68,238	$63,725
Amortization of intangibles	(1,594)	(1,283)	(3,346)	(2,510)
Merger-related expenses	—	(901)	(136)	(1,029)
Noninterest expense used for efficiency ratio	$33,325	$29,898	$64,756	$60,186

Net interest income, tax equivalent(1)	$38,108	$40,902	$79,420	$79,393
Noninterest income	8,746	12,347	4,700	23,991
Investment security losses (gains), net	2	(395)	13,172	(435)
Net revenues used for efficiency ratio	$46,856	$52,854	$97,292	$102,949

Efficiency ratio(2)	71.12%	56.57%	66.56%	58.46%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

	Three Months Ended		Six Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(dollars in thousands)
Net interest income	$36,962	$39,725	$77,038	$77,061
Tax equivalent adjustments:
Loans (1)	713	569	1,429	1,109
Securities (1)	431	608	953	1,223
Net interest income, tax equivalent	$38,106	$40,902	$79,420	$79,393
Loan purchase discount accretion	(984)	(528)	(2,173)	(1,260)
Core net interest income	$37,122	$40,374	$77,247	$78,133

Net interest margin	2.45%	2.79%	2.56%	2.75%
Net interest margin, tax equivalent (2)	2.52%	2.87%	2.63%	2.83%
Core net interest margin (3)	2.46%	2.83%	2.56%	2.79%
Average interest earning assets	$6,056,732	$5,718,825	$6,078,473	$5,653,775

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
Net cash inflows from operating activities were $40.9 million in the first six months of 2023, compared with $44.1 million in the first six months of 2022. Net cash inflows from investing activities were $92.4 million in the first six months of 2023, compared to net cash outflows of $128.2 million in the comparable six-month period of 2022. Net cash outflows from financing activities in the first six months of 2023 were $75.1 million, compared with net cash outflows of $35.9 million for the same period of 2022.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window/Bank Term Funding Program
•Federal Home Loan Bank Advances
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Routine liquidity requirements are met by fluctuations in the federal funds position of the Bank. The principal function of these funds is to maintain short-term liquidity. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of June 30, 2023, the Bank maintains several unsecured federal funds lines totaling $155.0 million, which lines are tested annually to ensure availability.

Federal Reserve Bank Discount Window and Bank Term Funding Program - The Federal Reserve Bank Discount Window and the Bank Term Funding Program are additional sources of liquidity, particularly during periods of economic uncertainty or stress. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of June 30, 2023, the Bank had municipal securities with an approximate market value of $629.1 million pledged for liquidity purposes, and had a borrowing capacity of $442.6 million. There were no outstanding borrowings through the FRB Discount Window at June 30, 2023. There were $225.0 million of Bank Term Funding Program borrowings outstanding at June 30, 2023.
Federal Home Loan Bank Advances - FHLB advances provide both a source of liquidity and long-term funding for the Bank. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current FHLB borrowing limit is 45% of total assets. As of June 30, 2023, the Bank had $45.0 million of short-term FHLB advances and $6.3 million in long-term FHLB borrowings, leaving $675.1 million available for liquidity needs, based on collateral capacity.
Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank will also have to maintain a “well capitalized” standing to access brokered deposits, as an “adequately capitalized” rating would require an FDIC waiver to do so, and an “undercapitalized” rating would prohibit it from using brokered deposits altogether. The Company had $365.6 million as of June 30, 2023 and $126.8 million as of December 31, 2022 of brokered deposits.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At June 30, 2023, the Company had $9.8 million of reciprocal time deposits, $111.7 million of reciprocal interest bearing non-maturity deposits, and no reciprocal non-interest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2023.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2023
Dollar change	$116	$699	$(1,638)	$(3,565)
Percent change	0.1%	0.5%	(1.2)%	(2.6)%
December 31, 2022
Dollar change	$8,398	$5,637	$(6,738)	$(13,921)
Percent change	5.2%	3.5%	(4.2)%	(8.7)%
As of June 30, 2023, 28.7% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 42.1% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended December 31, 2022, except as follows.

We face the risk of possible future goodwill impairment.
Due to the stress in the banking sector in the first six months of 2023 and its residual impact on the Company, including a sustained decrease in share price, management identified the occurrence of a triggering event. Therefore, an interim impairment test over goodwill was performed as of June 30, 2023. Based upon our interim assessment, we concluded that no impairment existed at that time.

In accordance with GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation may be based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, DCF analysis, and data from comparable acquisitions. Future evaluations of goodwill may result in impairment and ensuing write-downs, which could have a material adverse impact on our earnings and shareholders’ equity.
Please refer to that section of our Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2023:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 - 30, 2023	—	$—	—	$15,000,000
May 1 - 31, 2023	282	18.55	—	15,000,000
June 1 - 30, 2023	—	—	—	15,000,000
Total	282	$18.55	—	$15,000,000

(1) During the three months ended June 30, 2023, no shares were repurchased under the current share repurchase program, while 282 shares were surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On June 22, 2021, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. This repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. Since June 23, 2021 and through April 27, 2023, the Company repurchased 403,368 shares of common stock for approximately $12.0 million, leaving $3.0 million available to be repurchased.

On April 27, 2023, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. This new repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2023. Since April 28, 2023 and through August 1, 2023, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
During the fiscal quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws, as Amended of MidWestOne Financial Group, Inc. as of October 18, 2022	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2022

4.1	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed with the SEC on May 5, 2023

4.2	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed with the SEC on May 5, 2023

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 3, 2023	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)