Form 10-Q
period 2023-09-30
MidWestOne Financial Group, Inc.
filed 2023-11-02
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 1, 2023, there were 15,691,738 shares of common stock, $1.00 par value per share, outstanding.

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
The acronyms, abbreviations, and terms listed below are used in various sections of this Quarterly Report on Form 10-Q ("Form 10-Q"), including "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available for Sale	FHLBC	Federal Home Loan Bank of Chicago
AOCI	Accumulated Other Comprehensive Income	FHLBDM	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FNBF	First National Bank in Fairfield
ATM	Automated Teller Machine	FNBM	First National Bank of Muscatine
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FNMA	Federal National Mortgage Association
BHCA	Bank Holding Company Act of 1956, as amended	FRB	Board of Governors of the Federal Reserve System
BOLI	Bank Owned Life Insurance	GAAP	U.S. Generally Accepted Accounting Principles
CAA	Consolidated Appropriations Act, 2021	GLBA	Gramm-Leach-Bliley Act of 1999
CARES Act	Coronavirus Aid, Relief and Economic Security Act	GNMA	Government National Mortgage Association
CDARS	Certificate of Deposit Account Registry Service	ICS	Insured Cash Sweep
CECL	Current Expected Credit Loss	IOFB	Iowa First Bancshares Corp.
CMO	Collateralized Mortgage Obligations	LIBOR	The London Inter-bank Offered Rate
COVID-19	Coronavirus Disease 2019	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	PCD	Purchase Credit Deteriorated
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
DCF	Discounted Cash Flows	ROU	Right-of-Use
DNVB	Denver Bankshares, Inc.	RPA	Credit Risk Participation Agreement
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$71,015	$83,990
Interest earning deposits in banks	3,773	2,445
Total cash and cash equivalents	74,788	86,435
Debt securities available for sale at fair value	872,770	1,153,547
Held to maturity securities at amortized cost	1,085,751	1,129,421
Total securities	1,958,521	2,282,968
Loans held for sale	2,528	612
Gross loans held for investment	4,078,060	3,854,791
Unearned income, net	(12,091)	(14,267)
Loans held for investment, net of unearned income	4,065,969	3,840,524
Allowance for credit losses	(51,600)	(49,200)
Total loans held for investment, net	4,014,369	3,791,324
Premises and equipment, net	85,589	87,125
Goodwill	62,477	62,477
Other intangible assets, net	25,510	30,315
Foreclosed assets, net	—	103
Other assets	244,036	236,517
Total assets	$6,467,818	$6,577,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$924,213	$1,053,450
Interest bearing deposits	4,439,111	4,415,492
Total deposits	5,363,324	5,468,942
Short-term borrowings	373,956	391,873
Long-term debt	124,526	139,210
Other liabilities	100,601	85,058
Total liabilities	5,962,407	6,085,083

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,691,738 and 15,623,977	16,581	16,581
Additional paid-in capital	301,889	302,085
Retained earnings	295,862	289,289
Treasury stock at cost, 889,279 and 957,040 shares	(24,315)	(26,115)
Accumulated other comprehensive loss	(84,606)	(89,047)
Total shareholders' equity	505,411	492,793
Total liabilities and shareholders' equity	$6,467,818	$6,577,876
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands, except per share amounts)	2023	2022	2023	2022
Interest income
Loans, including fees	$51,870	$40,451	$148,086	$104,515
Taxable investment securities	9,526	10,635	29,704	28,334
Tax-exempt investment securities	1,802	2,326	5,751	7,076
Other	374	9	686	77
Total interest income	63,572	53,421	184,227	140,002
Interest expense
Deposits	23,128	5,035	58,564	11,118
Short-term borrowings	3,719	767	7,623	1,115
Long-term debt	2,150	1,886	6,427	4,975
Total interest expense	28,997	7,688	72,614	17,208
Net interest income	34,575	45,733	111,613	122,794
Credit loss expense	1,551	638	4,081	3,920
Net interest income after credit loss expense	33,024	45,095	107,532	118,874
Noninterest income
Investment services and trust activities	3,004	2,876	9,056	8,557
Service charges and fees	2,146	2,075	6,201	5,449
Card revenue	1,817	1,898	5,412	5,426
Loan revenue	1,462	1,722	3,791	9,538
Bank-owned life insurance	626	579	1,844	1,668
Investment securities gains (losses), net	79	(163)	(13,093)	272
Other	727	3,601	1,350	5,669
Total noninterest income	9,861	12,588	14,561	36,579
Noninterest expense
Compensation and employee benefits	18,558	20,046	58,551	57,665
Occupancy expense of premises, net	2,405	2,577	7,725	7,609
Equipment	2,123	2,358	6,729	6,366
Legal and professional	1,678	2,012	5,096	6,800
Data processing	1,504	1,731	4,388	4,199
Marketing	782	1,139	2,910	3,325
Amortization of intangibles	1,460	1,789	4,806	4,299
FDIC insurance	783	415	2,394	1,255
Communications	206	302	727	840
Foreclosed assets, net	2	42	(32)	(66)
Other	2,043	2,212	6,488	6,056
Total noninterest expense	31,544	34,623	99,782	98,348
Income before income tax expense	11,341	23,060	22,311	57,105
Income tax expense	2,203	4,743	4,182	12,272
Net income	$9,138	$18,317	$18,129	$44,833

Per common share information
Earnings - basic	$0.58	$1.17	$1.16	$2.86
Earnings - diluted	$0.58	$1.17	$1.15	$2.86
Dividends paid	$0.2425	$0.2375	$0.7275	$0.7125
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands)	2023	2022	2023	2022
Net income	$9,138	$18,317	$18,129	$44,833

Other comprehensive income (loss), net of tax:
Unrealized loss from AFS debt securities:
Unrealized net loss on debt securities AFS	(4,578)	(42,935)	(13,658)	(121,179)
Reclassification adjustment for losses (gains) included in net income	(79)	163	13,093	(272)
Reclassification of the change in fair value of AFS debt securities attributable to change in hedged risk	454	—	454	—
Income tax benefit	1,065	10,823	27	31,358
Unrealized net loss on AFS debt securities, net of reclassification adjustments	(3,138)	(31,949)	(84)	(90,093)
Reclassification of AFS debt securities to HTM:
Amortization of the net unrealized loss from the reclassification of AFS debt securities to HTM	586	746	1,768	3,152
Income tax expense	(148)	(189)	(447)	(817)
Amortization of net unrealized loss from the reclassification of AFS debt securities to HTM, net	438	557	1,321	2,335
Unrealized gain from cash flow hedging instruments:
Unrealized net gains in cash flow hedging instruments	1,829	—	5,288	—
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(761)	—	(999)	—
Income tax expense	(270)	—	(1,085)	—
Unrealized net gains on cash flow hedge instruments, net of reclassification adjustment	798	—	3,204	—
Other comprehensive income (loss), net of tax	(1,902)	(31,392)	4,441	(87,758)
Comprehensive income (loss)	$7,236	$(13,075)	$22,570	$(42,925)
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended September 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2022	$16,581	$300,859	$262,395	$(25,772)	$(65,231)	$488,832
Net Income	—	—	18,317	—	—	18,317
Other comprehensive loss	—	—	—	—	(31,392)	(31,392)
Release/lapse of restriction on RSUs (2,280 shares, net)	—	(81)	(4)	58	—	(27)
Repurchase of common stock (14,586 shares)	—	—	—	(431)	—	(431)
Share-based compensation	—	640	—	—	—	640
Dividends paid on common stock ($0.2375 per share)	—	—	(3,710)	—	—	(3,710)
Balance at September 30, 2022	$16,581	$301,418	$276,998	$(26,145)	$(96,623)	$472,229

Balance at June 30, 2023	$16,581	$301,424	$290,548	$(24,508)	$(82,704)	$501,341
Net Income	—	—	9,138	—	—	9,138
Other comprehensive loss	—	—	—	—	(1,902)	(1,902)
Release/lapse of restriction on RSUs (6,615 shares, net)	—	(227)	(19)	193	—	(53)
Share-based compensation	—	692	—	—	—	692
Dividends paid on common stock ($0.2425 per share)	—	—	(3,805)	—	—	(3,805)
Balance at September 30, 2023	$16,581	$301,889	$295,862	$(24,315)	$(84,606)	$505,411

Nine Months Ended September 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	$527,475
Net income	—	—	44,833	—	—	44,833
Other comprehensive loss	—	—	—	—	(87,758)	(87,758)
Release/lapse of restriction on RSUs (43,079 shares, net)	—	(1,359)	(42)	1,131	—	(270)
Repurchase of common stock (91,401 shares)	—	—	—	(2,730)	—	(2,730)
Share-based compensation	—	1,837	—	—	—	1,837
Dividends paid on common stock ($0.7125 per share)	—	—	(11,158)	—	—	(11,158)
Balance at September 30, 2022	$16,581	$301,418	$276,998	$(26,145)	$(96,623)	$472,229

Balance at December 31, 2022	$16,581	$302,085	$289,289	$(26,115)	$(89,047)	$492,793
Net income	—	—	18,129	—	—	18,129
Other comprehensive income	—	—	—	—	4,441	4,441
Release/lapse of restriction on RSUs (67,761 shares, net)	—	(2,261)	(146)	1,800	—	(607)
Share-based compensation	—	2,065	—	—	—	2,065
Dividends paid on common stock ($0.7275 per share)	—	—	(11,410)	—	—	(11,410)
Balance at September 30, 2023	$16,581	$301,889	$295,862	$(24,315)	$(84,606)	$505,411

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2023	2022
Operating Activities:
Net income	$18,129	$44,833
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	4,081	3,920
Depreciation, amortization, and accretion	9,420	7,511
Net change in premises and equipment due to writedown or sale	68	500
Share-based compensation	2,065	1,837
Net loss (gain) on sale or call of debt securities available for sale	13,093	(272)
Net change in foreclosed assets due to writedown or sale	(29)	(71)
Net gain on sale of loans held for sale	(912)	(1,705)
Origination of loans held for sale	(41,650)	(81,490)
Proceeds from sales of loans held for sale	40,646	93,792
Increase in cash surrender value of bank-owned life insurance	(1,844)	(1,668)
(Increase) decrease in deferred income taxes, net	(75)	4,082
Bargain purchase gain	—	(1,257)
Change in:
Other assets	(2,701)	(34,484)
Other liabilities	15,543	36,791
Net cash provided by operating activities	$55,834	$72,319
Investing Activities:
Purchases of equity securities	$(750)	$(1,250)
Proceeds from sales of debt securities available for sale	218,667	129,823
Proceeds from maturities and calls of debt securities available for sale	101,194	133,018
Purchases of debt securities available for sale	(54,690)	(386,278)
Proceeds from maturities and calls of debt securities held to maturity	43,963	108,180
Net increase in loans held for investment	(224,068)	(215,738)
Purchases of premises and equipment	(2,280)	(1,980)
Proceeds from sale of foreclosed assets	135	345
Proceeds from sale of premises and equipment	880	23
Net cash acquired in business acquisition	—	31,375
Net cash provided by (used in) investing activities	$83,051	$(202,482)
Financing Activities:
Net (decrease) increase in:
Deposits	$(105,713)	$(101,501)
Short-term borrowings	(17,917)	121,627
Payments on finance lease liability	(135)	(121)
Payments of Federal Home Loan Bank borrowings	(11,000)	(21,000)
Proceeds from other long-term debt	—	25,000
Payments of other long-term debt	(3,750)	(5,000)
Taxes paid relating to the release/lapse of restriction on RSUs	(607)	(270)
Dividends paid	(11,410)	(11,158)
Repurchase of common stock	—	(2,730)
Net cash (used in) provided by financing activities	$(150,532)	$4,847
Net change in cash and cash equivalents	$(11,647)	$(125,316)
Cash and cash equivalents at beginning of period	86,435	203,830
Cash and cash equivalents at end of period	$74,788	$78,514

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$65,992	$17,628
Cash paid during the period for income taxes, net of refunds	1,456	8,229
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$3	$20
Transfer of premises and equipment to assets held for sale	—	1,349
Transfer of debt securities available for sale to debt securities held to maturity	—	1,253,179
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$—	$119,820
Total loans held for investment, net	—	281,326
Premises and equipment	—	7,363
Core deposit intangible	—	16,500
Bank-owned life insurance	—	7,862
Other assets	—	3,766
Total non-cash assets acquired	$—	$436,637
Liabilities assumed:
Deposits	$—	$463,638
Short-term borrowings	—	1,541
FHLB borrowings	—	250
Other liabilities	—	1,326
Total liabilities assumed	$—	$466,755
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2023 may not be indicative of results for the year ending December 31, 2023, or for any other period.

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

Accounting Guidance Pending Adoption at September 30, 2023

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

Accounting Guidance Adopted at September 30, 2023

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
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and nine months ended September 30, 2022. This unaudited, estimated pro forma information was calculated as if IOFB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of IOFB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, MidWestOne expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2022	2022
Total revenues	$55,954	$165,053
Net Income	$17,111	$46,663
EPS - basic	$1.10	$2.98
EPS - diluted	$1.09	$2.97
The Company announced during the third quarter of 2023 the execution of a definitive merger agreement for the acquisition of DNVB, the parent company for the Bank of Denver.
The following table summarizes the DNVB and IOFB acquisition-related expenses, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Noninterest Expense
Compensation and employee benefits	$—	$132	$70	$282
Occupancy expense of premises, net	—	—	—	1
Equipment	—	14	—	25
Legal and professional	11	193	11	894
Data processing	—	304	65	380
Marketing	—	90	—	162
Communications	—	—	—	3
Other	—	30	1	45
Total acquisition-related expenses	$11	$763	$147	$1,792

3.    Debt Securities
On January 1, 2022, the Company transferred, at fair value, $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and securities issued by state and political subdivisions from the available for sale classification to the held to maturity classification. The net unrealized after tax loss of $11.5 million associated with those re-classified securities remained in accumulated other comprehensive loss and will be amortized over the remaining life of the securities. At September 30, 2023, there was $7.4 million of net unrealized after tax loss remaining in accumulated other comprehensive loss. No gains or losses were recognized in earnings at the time of the transfer.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities as of the dates indicated:

	As of September 30, 2023
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
State and political subdivisions	$177,300	$1	$14,833	$—	$162,468
Mortgage-backed securities	5,574	—	247	—	5,327
Collateralized loan obligations	52,697	6	250	—	52,453
Collateralized mortgage obligations	159,344	—	27,421	—	131,923
Corporate debt securities	586,612	60	66,073	—	520,599
Total available for sale debt securities	$981,527	$67	$108,824	$—	$872,770

Held to Maturity
State and political subdivisions	$532,885	$—	$100,821	$—	$432,064
Mortgage-backed securities	76,310	—	15,863	—	60,447
Collateralized mortgage obligations	476,556	—	120,704	—	355,852
Total held to maturity debt securities	$1,085,751	$—	$237,388	$—	$848,363
(1) Amortized cost for the held to maturity securities includes $223 thousand of unamortized gain in state and political subdivisions, $35 thousand of unamortized gains in mortgage-backed securities and $10.2 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

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

Investment securities with a fair value of $1.27 billion and $690.2 million at September 30, 2023 and December 31, 2022, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At September 30, 2023 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $6.8 million and $3.5 million, respectively. At December 31, 2022 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $7.6 million and $3.7 million, respectively.

The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded as of September 30, 2023, aggregated by investment category and length of time in a continuous loss position:

		As of September 30, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	200	$17,776	$969	$141,021	$13,864	$158,797	$14,833
Mortgage-backed securities	29	376	6	4,910	241	5,286	247
Collateralized loan obligations	4	39,870	250	—	—	39,870	250
Collateralized mortgage obligations	20	6,628	27	125,295	27,394	131,923	27,421
Corporate debt securities	142	4,130	75	493,017	65,998	497,147	66,073
Total	395	$68,780	$1,327	$764,243	$107,497	$833,023	$108,824
As of September 30, 2023, 200 state and political subdivisions securities with total unrealized losses of $14.8 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2023, 29 mortgage-backed securities, and 20 collateralized mortgage obligations with unrealized losses totaling $27.7 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2023, 4 collateralized loan obligations with unrealized losses of $0.3 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2023, 142 corporate debt securities with total unrealized losses of $66.1 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2022, aggregated by investment category and length of time in a continuous loss position:

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
The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of September 30, 2023. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.
Proceeds and gross realized gains and losses on debt securities available for sale for the three and nine months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Proceeds from sales of debt securities available for sale	$—	$17,570	$218,667	$129,823

Gross realized losses from sales of debt securities available for sale	—	(167)	(13,170)	(167)
Net realized loss from sales of debt securities available for sale(1)	$—	$(167)	$(13,170)	$(167)

(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call of debt securities of $79 thousand and $77 thousand for the three and nine months ended September 30, 2023 and $4 thousand and $439 thousand for the three and nine months ended September 30, 2022.

The contractual maturity distribution of investment debt securities at September 30, 2023, is shown below. Expected maturities of MBS, CLO and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$53,730	$52,581	$2,563	$2,495
Due after one year through five years	522,893	473,528	132,842	117,757
Due after five years through ten years	158,373	133,485	232,569	186,814
Due after ten years	28,916	23,473	164,911	124,998
	$763,912	$683,067	$532,885	$432,064
Mortgage-backed securities	5,574	5,327	76,310	60,447
Collateralized loan obligations	52,697	52,453	—	—
Collateralized mortgage obligations	159,344	131,923	476,556	355,852
Total	$981,527	$872,770	$1,085,751	$848,363

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Agricultural	$111,950	$115,320
Commercial and industrial	1,078,773	1,055,162
Commercial real estate:
Construction & development	331,868	270,991
Farmland	182,621	183,913
Multifamily	337,509	252,129
Commercial real estate-other	1,324,019	1,272,985
Total commercial real estate	2,176,017	1,980,018
Residential real estate:
One- to four- family first liens	456,771	451,210
One- to four- family junior liens	173,275	163,218
Total residential real estate	630,046	614,428
Consumer	69,183	75,596
Loans held for investment, net of unearned income	4,065,969	3,840,524
Allowance for credit losses	(51,600)	(49,200)
Total loans held for investment, net	$4,014,369	$3,791,324

Loans with unpaid principal in the amount of $1.14 billion and $1.01 billion at September 30, 2023 and December 31, 2022, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following tables present the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
September 30, 2023
Agricultural	$111,713	$—	$13	$224	$111,950	$—
Commercial and industrial	1,077,276	616	31	850	1,078,773	—
Commercial real estate:
Construction and development	331,868	—	—	—	331,868	—
Farmland	181,352	30	—	1,239	182,621	—
Multifamily	337,509	—	—	—	337,509	—
Commercial real estate-other	1,319,503	29	—	4,487	1,324,019	—
Total commercial real estate	2,170,232	59	—	5,726	2,176,017	—
Residential real estate:
One- to four- family first liens	449,842	3,609	2,286	1,034	456,771	100
One- to four- family junior liens	172,936	202	23	114	173,275	—
Total residential real estate	622,778	3,811	2,309	1,148	630,046	100
Consumer	68,869	275	36	3	69,183	—
Total	$4,050,868	$4,761	$2,389	$7,951	$4,065,969	$100

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
December 31, 2022
Agricultural	$114,922	$100	$—	$298	$115,320	$—
Commercial and industrial	1,052,406	922	111	1,723	1,055,162	—
Commercial real estate:
Construction and development	270,905	86	—	—	270,991	—
Farmland	182,115	729	—	1,069	183,913	—
Multifamily	252,129	—	—	—	252,129	—
Commercial real estate-other	1,266,874	5,574	45	492	1,272,985	—
Total commercial real estate	1,972,023	6,389	45	1,561	1,980,018	—
Residential real estate:
One- to four- family first liens	446,066	3,177	954	1,013	451,210	565
One- to four- family junior liens	161,989	301	78	850	163,218	—
Total residential real estate	608,055	3,478	1,032	1,863	614,428	565
Consumer	75,443	110	17	26	75,596	—
Total	$3,822,849	$10,999	$1,205	$5,471	$3,840,524	$565

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Agricultural	$240	$377	$224	$281	$—	$—
Commercial and industrial	18,472	2,728	12,585	1,049	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	1,736	2,278	1,590	1,997	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	5,117	6,397	369	5,647	—	—
Total commercial real estate	6,853	8,675	1,959	7,644	—	—
Residential real estate:
One- to four- family first liens	2,339	2,275	546	928	100	565
One- to four- family junior liens	969	1,165	—	—	—	—
Total residential real estate	3,308	3,440	546	928	100	565
Consumer	14	36	—	—	—	—
Total	$28,887	$15,256	$15,314	$9,902	$100	$565
The interest income recognized on loans that were on nonaccrual for the three months ended September 30, 2023 and September 30, 2022 was $93 thousand and $70 thousand, respectively. The interest income recognized on loans that were on nonaccrual for the nine months ended September 30, 2023 and September 30, 2022 was $186 thousand and $345 thousand, respectively.
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

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator, and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of September 30, 2023. As of September 30, 2023, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
September 30, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Agricultural
Pass	$11,277	$13,087	$9,451	$3,268	$1,359	$1,155	$63,474	$103,071
Special mention / watch	268	609	801	102	6	523	3,722	6,031
Substandard	394	151	184	214	2	225	1,678	2,848
Doubtful	—	—	—	—	—	—	—	—
Total	$11,939	$13,847	$10,436	$3,584	$1,367	$1,903	$68,874	$111,950

Commercial and industrial
Pass	$111,886	$243,011	$212,836	$129,482	$27,383	$119,645	$161,886	$1,006,129
Special mention / watch	1,437	766	652	4,646	8,101	7,825	13,751	37,178
Substandard	1,471	2,571	2,440	1,344	717	22,571	4,352	35,466
Doubtful	—	—	—	—	—	—	—	—
Total	$114,794	$246,348	$215,928	$135,472	$36,201	$150,041	$179,989	$1,078,773

CRE - Construction and development
Pass	$69,354	$198,619	$47,522	$3,532	$833	$1,118	$9,754	$330,732
Special mention / watch	—	—	474	—	—	—	412	886
Substandard	—	249	—	—	—	1	—	250
Doubtful	—	—	—	—	—	—	—	—
Total	$69,354	$198,868	$47,996	$3,532	$833	$1,119	$10,166	$331,868

CRE - Farmland
Pass	$17,318	$50,872	$48,074	$19,438	$6,703	$16,056	$1,866	$160,327
Special mention / watch	1,237	2,761	2,456	6,104	—	1,180	804	14,542
Substandard	1,592	118	1,545	1,103	1,058	2,306	30	7,752
Doubtful	—	—	—	—	—	—	—	—
Total	$20,147	$53,751	$52,075	$26,645	$7,761	$19,542	$2,700	$182,621

CRE - Multifamily
Pass	$28,961	$55,115	$112,033	$83,413	$8,800	$5,654	$33	$294,009
Special mention / watch	—	1,244	280	19,112	7,899	7,025	—	35,560
Substandard	—	—	7,611	329	—	—	—	7,940
Doubtful	—	—	—	—	—	—	—	—
Total	$28,961	$56,359	$119,924	$102,854	$16,699	$12,679	$33	$337,509

CRE - Other
Pass	$151,212	$292,139	$272,055	$264,462	$78,764	$97,815	$47,111	$1,203,558
Special mention / watch	1,520	25,905	21,389	4,639	4,290	3,301	3,947	64,991
Substandard	324	2,104	1,704	20,414	12,067	18,018	839	55,470
Doubtful	—	—	—	—	—	—	—	—
Total	$153,056	$320,148	$295,148	$289,515	$95,121	$119,134	$51,897	$1,324,019

RRE - One- to four- family first liens
Pass / Performing	$52,320	$128,048	$94,709	$55,492	$20,236	$84,489	$11,312	$446,606
Special mention / watch	470	721	36	633	1,851	323	—	4,034
Substandard / Nonperforming	1,171	463	485	166	167	3,679	—	6,131
Doubtful	—	—	—	—	—	—	—	—
Total	$53,961	$129,232	$95,230	$56,291	$22,254	$88,491	$11,312	$456,771

RRE - One- to four- family junior liens
Performing	$20,458	$31,327	$19,622	$7,643	$2,449	$8,322	$82,485	$172,306
Nonperforming	—	—	—	26	203	740	—	969
Total	$20,458	$31,327	$19,622	$7,669	$2,652	$9,062	$82,485	$173,275

Consumer
Performing	$21,003	$18,598	$11,481	$5,213	$1,821	$6,911	$4,143	$69,170
Nonperforming	—	—	—	5	5	3	—	13
Total	$21,003	$18,598	$11,481	$5,218	$1,826	$6,914	$4,143	$69,183

	Term Loans by Origination Year						Revolving Loans
September 30, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total

Total by Credit Quality Indicator Category
Pass	$442,328	$980,891	$796,680	$559,087	$144,078	$325,932	$295,436	$3,544,432
Special mention / watch	4,932	32,006	26,088	35,236	22,147	20,177	22,636	163,222
Substandard	4,952	5,656	13,969	23,570	14,011	46,800	6,899	115,857
Doubtful	—	—	—	—	—	—	—	—
Performing	41,461	49,925	31,103	12,856	4,270	15,233	86,628	241,476
Nonperforming	—	—	—	31	208	743	—	982
Total	$493,673	$1,068,478	$867,840	$630,780	$184,714	$408,885	$411,599	$4,065,969

Year-to-date Current Period Gross Write-offs
Agricultural	$—	$8	$1	$17	$—	$—	$—	$26
Commercial and industrial	30	256	143	115	431	45	—	1,020
CRE - Construction and development	—	—	—	—	—	—	—	—
CRE - Farmland	—	—	—	—	—	—	—	—
CRE - Multifamily	—	—	—	—	—	—	—	—
CRE - Other	—	—	—	—	—	830	—	830
RRE - One-to-four-family first liens	—	—	—	—	—	35	—	35
RRE - One-to-four-family junior liens	—	19	—	—	—	—	—	19
Consumer	—	424	9	3	11	4	—	451
Total Current Period Gross Write-offs	$30	$707	$153	$135	$442	$914	$—	$2,381

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

Allowance for Credit Losses
The following are the economic factors utilized by the Company for its loan credit loss estimation process at September 30, 2023, and the forecast for each factor at that date: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases in the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next two forecasted quarters, with declines in the third and fourth forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The increase in the ACL between September 30, 2023 and December 31, 2022 is primarily driven by reserves related to loans individually evaluated for impairment. Net loan charge-offs were $0.5 million for the three months ended September 30, 2023 as compared to net loan charge-offs of $0.6 million for the three months ended September 30, 2022. Net loan charge-offs were $1.7 million for the nine months ended September 30, 2023 as compared to net loan charge-offs of $3.1 million for the nine months ended September 30, 2022.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $19.0 million at September 30, 2023 and $15.3 million at December 31, 2022 and is excluded from the estimate of credit losses. The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended September 30, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended September 30, 2023
Beginning balance	$617	$22,921	$21,911	$4,393	$558	$50,400
Charge-offs	(25)	(511)	—	(21)	(178)	(735)
Recoveries	126	79	4	3	72	284
Credit loss expense (benefit)(1)	(181)	(426)	1,872	268	118	1,651
Ending balance	$537	$22,063	$23,787	$4,643	$570	$51,600

For the Three Months Ended September 30, 2022
Beginning balance	$987	$21,166	$24,399	$5,174	$624	$52,350
Charge-offs	(248)	(280)	(135)	(52)	(255)	(970)
Recoveries	1	295	6	48	32	382
Credit loss expense (benefit) (1)	241	3,075	(3,322)	138	206	338
Ending balance	$981	$24,256	$20,948	$5,308	$607	$52,100
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss (benefit) expense of $(0.1) million and $0.3 million related to off-balance sheet credit exposures for the three months ended September 30, 2023 and September 30, 2022, respectively.

	For the Nine Months Ended September 30, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30, 2023
Beginning balance	$923	$22,855	$20,123	$4,678	$621	$49,200
Charge-offs	(26)	(1,020)	(830)	(54)	(451)	(2,381)
Recoveries	153	349	15	23	160	700
Credit loss expense (benefit)(1)	(513)	(121)	4,479	(4)	240	4,081
Ending balance	$537	$22,063	$23,787	$4,643	$570	$51,600

For the Nine Months Ended September 30, 2022
Beginning balance	$667	$17,294	$26,120	$4,010	$609	$48,700
PCD allowance established in acquisition	512	1,473	1,227	159	—	3,371
Charge-offs	(249)	(843)	(2,319)	(90)	(540)	(4,041)
Recoveries	9	613	154	68	106	950
Credit loss (benefit) expense(1)	42	5,719	(4,234)	1,161	432	3,120
Ending balance	$981	$24,256	$20,948	$5,308	$607	$52,100
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense (benefit) of $0.0 million and $0.8 million related to off-balance sheet credit exposures for the nine months ended September 30, 2023 and September 30, 2022, respectively.

The composition of allowance for credit losses by portfolio segment based on evaluation method was as follows:

	As of September 30, 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$224	$17,687	$12,759	$1,167	$—	$31,837
Collectively evaluated for impairment	111,726	1,061,086	2,163,258	628,879	69,183	4,034,132
Total	$111,950	$1,078,773	$2,176,017	$630,046	$69,183	$4,065,969
Allowance for credit losses:
Individually evaluated for impairment	$—	$2,879	$1,128	$46	$—	$4,053
Collectively evaluated for impairment	537	19,184	22,659	4,597	570	47,547
Total	$537	$22,063	$23,787	$4,643	$570	$51,600

	As of December 31, 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,531	$2,184	$15,768	$1,650	$—	$22,133
Collectively evaluated for impairment	112,789	1,052,978	1,964,250	612,778	75,596	3,818,391
Total	$115,320	$1,055,162	$1,980,018	$614,428	$75,596	$3,840,524
Allowance for credit losses:
Individually evaluated for impairment	$500	$600	$705	$180	$—	$1,985
Collectively evaluated for impairment	423	22,255	19,418	4,498	621	47,215
Total	$923	$22,855	$20,123	$4,678	$621	$49,200
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of September 30, 2023
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$12	$212	$—	$224	$—
Commercial and industrial	15,992	326	1,369	17,687	2,879
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	5,582	—	—	5,582	—
Multifamily	—	—	—	—	—
Commercial real estate-other	6,991	—	186	7,177	1,128
Residential real estate:
One- to four- family first liens	546	—	—	546	—
One- to four- family junior liens	—	—	621	621	46
Consumer	—	—	—	—	—
Total	$29,123	$538	$2,176	$31,837	$4,053

	As of December 31, 2022
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$68	$2,463	$—	$2,531	$500
Commercial and industrial	856	736	592	2,184	600
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	4,515	—	—	4,515	—
Multifamily	—	—	—	—	—
Commercial real estate-other	11,006	—	247	11,253	705
Residential real estate:
One- to four- family first liens	929	—	—	929	—
One- to four- family junior liens	—	—	721	721	180
Consumer	—	—	—	—	—
Total	$17,374	$3,199	$1,560	$22,133	$1,985

Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction, or combination thereof.

The following table presents the amortized cost basis of loans as of September 30, 2023 that were modified during the three and nine months ended September 30, 2023 and experiencing financial difficulty at the time of the modification by class and by type of modification:

	For the Three Months and Nine Months Ended September 30, 2023
					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Principal Forgiveness, Term Extension, & Interest Rate Reduction	Payment Delay & Term Extension	Total Class of Financing Receivable
Three Months Ended September 30, 2023
Commercial and industrial	$—	$—	$2,062	$—	$—	$—	$—	$—	0.19%
CRE - Other	—	—	1,368	—	—	—	—	—	0.10%
Total	$—	$—	$3,430	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2023
Agricultural	$—	$13	$—	$—	$—	$—	$—	$—	0.01%
Commercial and industrial	—	264	2,820	—	103	302	—	188	0.34%
CRE - Farmland	—	—	1,823	—	—	—	—	—	1.00%
CRE - Other	—	158	1,368	—	—	—	—	—	0.12%
RRE - One- to four- family first liens	—	—	49	—	—	—	—	—	0.01%
Total	$—	$435	$6,060	$—	$103	$302	$—	$188

The Company has no additional commitment to lend amounts to the borrowers included in the previous table as of September 30, 2023. For the three and nine months ended September 30, 2023, the Company had 8 modified loans totaling $0.3 million and 12 modified loans totaling $1.1 million, respectively, to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following table presents the performance as of September 30, 2023 of loans that were modified while the borrower was experiencing financial difficulty at the time of modification in the last 12 months:

	As of September 30, 2023
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$—	$—	$13	$—	$13
Commercial and industrial	3,490	188	—	—	3,678
CRE - Farmland	1,823	—	—	—	1,823
CRE - Other	1,525	—	—	—	1,525
RRE - One- to four- family first liens	—	49	—	—	49
Total	$6,838	$237	$13	$—	$7,088

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended September 30, 2023
Commercial and industrial	$—	—%	9.9
CRE - Other	18	—%	5.3
Total	$18	—%	8.1

Nine Months Ended September 30, 2023
Commercial and industrial	$63	1.25%	9.2
CRE - Farmland	—	—%	0.9
CRE - Other	18	—%	5.3
RRE - One- to four- family first liens	—	—%	3.9
Total	$81	1.25%	6.1

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

	As of September 30, 2023			As of December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps - loans	$41,362	$3,262	$50	$24,018	$2,556	$—
Interest rate swaps - securities	100,000	449	—	—	—	—
Cash flow hedges
Interest rate swaps	200,000	4,289	—	—	—	—
Total	$341,362	$8,000	$50	$24,018	$2,556	$—

Not designated as hedging instruments:
Interest rate swaps	$364,153	$23,408	$23,438	$331,197	$21,084	$21,087
RPAs - protection sold	186	—	—	—	—	—
RPAs - protection purchased	24,701	—	—	9,421	—	—
Interest rate lock commitments	1,474	18	—	1,372	7	—
Interest rate forward loan sales contracts	3,382	22	—	1,400	8	—
Total	$393,896	$23,448	$23,438	$343,390	$21,099	$21,087

Derivatives Designated as Hedging Instruments
The Company uses derivative instruments to hedge its exposure to economic risks. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value or cash flow hedges.
Fair Value Hedges - Derivatives are designated as fair value hedges to limit the Company's exposure to changes in the fair value of assets or liabilities due to movements in interest rates. The Company entered into pay-fixed receive-floating interest rate swaps to manage its exposure to changes in fair value in certain fixed-rate assets. The gain or loss on the loan fair value hedge derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. The change in the fair value of the available for sale securities attributable to changes in the hedged risk is recorded in accumulated other comprehensive income and subsequently reclassified into interest income, as applicable, in the same period(s) to offset the changes in the fair value of the swap, which is also recognized in interest income.
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. The Company entered into pay-fixed receive-variable interest rate swaps to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the next 12 months, the Company estimates that an additional $3.0 million of income will be reclassified into interest expense.
The table below presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2023 and 2022:

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2023	2022		2023	2022
Interest rate swaps	$1,829	$—	Interest Expense	$761	$—

	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2023	2022		2023	2022
Interest rate swaps	$5,288	$—	Interest Expense	$999	$—

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value or cash flow hedges are recorded	$317	$—	$24	$—	$666	$—	$(147)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts - loans:
Hedged items	(747)	—	(1,149)	—	(212)	—	(3,665)	—
Derivative designated as hedging instruments	964	—	1,175	—	1,219	—	3,519	—

Interest contracts - securities:
Hedged items	(454)	—	—	—	(454)	—	—	—
Derivative designated as hedging instruments	560	—	—	—	560	—	—	—

Income statement effect of cash flow hedging relationships in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	761	—	—	—	999	—	—	—

As of September 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$38,187	$(3,211)
Securities	$99,546	$(454)

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)		2023	2022	2023	2022
Interest rate swaps	Other income	$(27)	$2	$(27)	$10
RPAs	Other income	1	—	70	1
Interest rate lock commitments	Loan revenue	(51)	(149)	11	(367)
Interest rate forward loan sales contracts	Loan revenue	(5)	91	14	63
Total		$(82)	$(56)	$68	$(293)

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of September 30, 2023 and December 31, 2022, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of September 30, 2023
Asset Derivatives	$31,448	$—	$31,448	$—	$22,762	$8,686
Liability Derivatives	23,488	—	23,488	—	9,420	14,068

As of December 31, 2022
Asset Derivatives	$23,655	$—	$23,655	$—	$18,858	$4,797
Liability Derivatives	21,087	—	21,087	—	3,460	17,627
Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2023, fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $596 thousand.
6.    Goodwill and Intangible Assets
The carrying amount of goodwill was $62.5 million as of September 30, 2023 and as of December 31, 2022.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets as of the dates indicated:

	As of September 30, 2023			As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$58,245	$(40,171)	$18,074	$58,245	$(35,822)	$22,423
Customer relationship intangible	5,265	(4,905)	360	5,265	(4,490)	775
Other	2,700	(2,664)	36	2,700	(2,623)	77
	$66,210	$(47,740)	$18,470	$66,210	$(42,935)	$23,275

Indefinite-lived trade name intangible	$7,040			$7,040
The following table provides the estimated future amortization expense for the remaining three months of the year ending December 31, 2023 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2023	$1,328	$103	$10	$1,441
2024	4,705	239	24	4,968
2025	3,751	18	2	3,771
2026	2,797	—	—	2,797
2027	1,843	—	—	1,843
Thereafter	3,650	—	—	3,650
Total	$18,074	$360	$36	$18,470

7.    Other Assets
The components of the Company's other assets as of September 30, 2023 and December 31, 2022 were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Bank-owned life insurance	$97,383	$95,539
Interest receivable	30,095	27,090
FHLB stock	14,869	19,248
Mortgage servicing rights	13,438	13,421
Operating lease right-of-use assets, net	2,593	2,492
Federal and state income taxes, current	—	2,366
Federal and state income taxes, deferred	37,641	39,071
Derivative assets	31,448	23,655
Other receivables/assets	16,569	13,635
	$244,036	$236,517

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Noninterest bearing deposits	$924,213	$1,053,450
Interest checking deposits	1,334,481	1,624,278
Money market deposits	1,127,287	937,340
Savings deposits	619,805	664,169
Time deposits of $250 and under	923,709	559,466
Time deposits over $250	433,829	630,239
Total deposits	$5,363,324	$5,468,942

The Company had $10.9 million and $4.3 million in reciprocal time deposits as of September 30, 2023 and December 31, 2022, respectively. Included in money market deposits at September 30, 2023 and December 31, 2022 were $149.6 million and $40.0 million, respectively, of interest-bearing reciprocal deposits. Included in noninterest bearing deposits at September 30, 2023 were $70.1 million of noninterest-bearing reciprocal deposits, with no noninterest-bearing reciprocal deposits at December 31, 2022. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. In addition, the Company had $220.1 million as of September 30, 2023 and $126.8 million as of December 31, 2022 of brokered deposits.

As of September 30, 2023 and December 31, 2022, the Company had public entity deposits that were collateralized by investment securities of $221.4 million and $387.8 million, respectively.

9.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	September 30, 2023		December 31, 2022
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.73%	$9,256	1.32%	$156,373
Federal Home Loan Bank advances	5.53	139,700	4.48	235,500
Federal Reserve Bank borrowings	5.03	225,000	—	—
Total	5.11%	$373,956	3.22%	$391,873

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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either September 30, 2023 or December 31, 2022.
Other - At September 30, 2023 and December 31, 2022, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $515.4 million as of September 30, 2023 and $105.6 million as of December 31, 2022. At September 30, 2023, the Company had $225.0 million Bank Term Funding Program borrowings, with additional borrowing capacity of $224.3 million as of September 30, 2023. As of September 30, 2023 and December 31, 2022, the Bank had municipal securities with a market value of $880.5 million and $115.2 million, respectively, pledged to the Federal Reserve Bank of Chicago to secure potential borrowings.
The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 19, 2023 such that the revolving commitment matures on September 30, 2024, with no updates made to the fee structure or the interest rate. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no balance outstanding under this revolving credit facility as of both September 30, 2023 and December 31, 2022.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

(in thousands)	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
September 30, 2023
ATBancorp Statutory Trust I	$7,732	$6,959	Three-month CME Term SOFR + 0.26% Spread + 1.68% Margin	7.35%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,018	Three-month CME Term SOFR + 0.26% Spread + 1.65% Margin	7.32%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,854	Three-month CME Term SOFR + 0.26% Spread + 2.15% Margin	7.81%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,954	Three-month CME Term SOFR + 0.26% Spread + 3.50% Margin	9.17%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month CME Term SOFR + 0.26% Spread + 1.59% Margin	7.26%	12/15/2037	12/15/2012
Total	$44,847	$42,249

December 31, 2022
ATBancorp Statutory Trust I	$7,732	$6,928	Three-month LIBOR + 1.68%	6.45%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,969	Three-month LIBOR + 1.65%	6.42%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,832	Three-month LIBOR + 2.15%	6.88%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,923	Three-month LIBOR + 3.50%	8.27%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	6.36%	12/15/2037	12/15/2012
Total	$44,847	$42,116

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

Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At September 30, 2023, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.
Other Long-Term Debt
Other long-term borrowings were as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$652	8.89%	$787
FHLB borrowings	3.11	6,270	2.91	17,301
Note payable to unaffiliated bank	6.88	11,250	5.67	15,000
Total	5.65%	$18,172	4.30%	$33,088
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
As of September 30, 2023, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2024	3.11%	6,250
Valuation adjustment from acquisition accounting		20
Total		$6,270

11.    Earnings per Share
The following table present the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022	2023	2022
Basic Earnings Per Share:
Net income	$9,138	$18,317	$18,129	$44,833
Weighted average shares outstanding	15,688,502	15,623,498	15,672,989	15,657,917
Basic earnings per common share	$0.58	$1.17	$1.16	$2.86

Diluted Earnings Per Share:
Net income	$9,138	$18,317	$18,129	$44,833
Weighted average shares outstanding, including all dilutive potential shares	15,711,137	15,654,443	15,696,071	15,686,098
Diluted earnings per common share	$0.58	$1.17	$1.15	$2.86

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
As of September 30, 2023 and December 31, 2022, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore the total amount held in reserve for each of these periods was zero dollars.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect at September 30, 2023 and December 31, 2022, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2023
Consolidated:
Total capital/risk weighted assets(1)	$668,678	12.45%	$564,137	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets(1)	553,807	10.31	456,682	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets(1)	511,558	9.52	376,091	7.00	N/A	N/A
Tier 1 leverage capital/average assets	553,807	8.58	258,071	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets(1)	$662,831	12.36%	$563,166	10.50%	$536,348	10.00%
Tier 1 capital/risk weighted assets(1)	612,960	11.43	455,896	8.50	429,079	8.00
Common equity tier 1 capital/risk weighted assets(1)	612,960	11.43	375,444	7.00	348,626	6.50
Tier 1 leverage capital/average assets	612,960	9.51	257,931	4.00	322,414	5.00

At December 31, 2022
Consolidated:
Total capital/risk weighted assets(1)	$653,380	12.07%	$568,452	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets(1)	544,300	10.05	460,175	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets(1)	502,184	9.28	378,968	7.00	N/A	N/A
Tier 1 leverage capital/average assets	544,300	8.35	260,891	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets(1)	$654,297	12.10%	$567,684	10.50%	$540,652	10.00%
Tier 1 capital/risk weighted assets(1)	610,217	11.29	459,554	8.50	432,522	8.00
Common equity tier 1 capital/risk weighted assets(1)	610,217	11.29	378,456	7.00	351,424	6.50
Tier 1 leverage capital/average assets	610,217	9.36	260,776	4.00	325,970	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	September 30, 2023	December 31, 2022
(in thousands)
Commitments to extend credit	$1,242,267	$1,190,607
Commitments to sell loans	2,528	612
Standby letters of credit	9,078	18,398
Total	$1,253,873	$1,209,617
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At September 30, 2023 and December 31, 2022, the liability for off-balance-sheet credit losses totaled $4.8 million. For the nine months ended September 30, 2023, no credit loss expense was recorded, while a credit loss expense of $0.8 million was recorded for the nine months ended September 30, 2022.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 65% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa, California, and Minnesota. The carrying value of investment securities of Iowa, California and Minnesota political subdivisions totaled 13%, 11%, and 10%, respectively, as of September 30, 2023.

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

Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis at the dates indicated, by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
State and political subdivisions	$162,468	$—	$162,468	$—
Mortgage-backed securities	5,327	—	5,327	—
Collateralized loan obligations	52,453	—	52,453	—
Collateralized mortgage obligations	131,923	—	131,923	—
Corporate debt securities	520,599	—	520,599	—
Derivative assets	31,448	—	31,430	18
Mortgage servicing rights	13,438	—	13,438	—

Liabilities:
Derivative liabilities	$23,488	$—	$23,488	$—

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
U.S. Government agencies and corporations	$7,345	$—	$7,345	$—
State and political subdivisions	285,356	—	285,356	—
Mortgage-backed securities	5,944	—	5,944	—
Collateralized mortgage obligations	147,193	—	147,193	—
Corporate debt securities	707,709	—	707,709	—
Derivative assets	23,655	—	23,648	7
Mortgage servicing rights	13,421	—	13,421	—

Liabilities:
Derivative liabilities	$21,087	$—	$21,087	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the nine months ended September 30, 2023 or the year ended December 31, 2022. Changes in the fair value of available for sale debt securities, including the changes attributable to the hedged risk, are included in other comprehensive income.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(dollars in thousands)	September 30, 2023	December 31, 2022	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$18	$7	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	70%	-	100%	85%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value Measurement at September 30, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$8,479	$—	$—	$8,479

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$3,159	$—	$—	$3,159
Foreclosed assets, net	103	—	—	103

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(dollars in thousands)	September 30, 2023	December 31, 2022	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$8,479	$3,159	Fair value of collateral	Valuation adjustments	—%	-	55%	12%
Foreclosed assets, net	$—	$103	Fair value of collateral	Valuation adjustments	N/A(1)

(1) Quantitative disclosures are not provided for foreclosed assets, net because there were no adjustments made to the appraisal values or stated values during the period.
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$74,788	$74,788	$74,788	$—	$—
Debt securities available for sale	872,770	872,770	—	872,770	—
Debt securities held to maturity	1,085,751	848,363	—	848,363	—
Loans held for sale	2,528	2,564	—	2,564	—
Loans held for investment, net	4,014,369	3,873,341	—	—	3,873,341
Interest receivable	30,095	30,095	—	30,095	—
FHLB stock	14,869	14,869	—	14,869	—
Derivative assets	31,448	31,448	—	31,430	18
Financial liabilities:
Noninterest bearing deposits	924,213	924,213	924,213	—	—
Interest bearing deposits	4,439,111	4,424,216	3,081,572	1,342,644	—
Short-term borrowings	373,956	373,956	373,956	—	—
Finance leases payable	652	652	—	652	—
FHLB borrowings	6,270	6,269	—	6,269	—
Junior subordinated notes issued to capital trusts	42,249	37,900	—	37,900	—
Subordinated debentures	64,105	62,809	—	62,809	—
Other long-term debt	11,250	11,250	—	11,250	—
Derivative liabilities	23,488	23,488	—	23,488	—

	December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,435	$86,435	$86,435	$—	$—
Debt securities available for sale	1,153,547	1,153,547	—	1,153,547	—
Debt securities held to maturity	1,129,421	924,894	—	924,894	—
Loans held for sale	612	622	—	622	—
Loans held for investment, net	3,791,324	3,702,527	—	—	3,702,527
Interest receivable	27,090	27,090	—	27,090	—
FHLB stock	19,248	19,248	—	19,248	—
Derivative assets	23,655	23,655	—	23,648	7
Financial liabilities:
Noninterest bearing deposits	1,053,450	1,053,450	1,053,450	—	—
Interest bearing deposits	4,415,492	4,393,315	3,225,787	1,167,528	—
Short-term borrowings	391,873	391,873	391,873	—	—
Finance leases payable	787	787	—	787	—
FHLB borrowings	17,301	17,032	—	17,032	—
Junior subordinated notes issued to capital trusts	42,116	39,023	—	39,023	—
Subordinated debentures	64,006	64,004	—	64,004	—
Other long-term debt	15,000	15,000	—	15,000	—
Derivative liabilities	21,087	21,087	—	21,087	—

15.    Leases
The Company's lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2045. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025.

(in thousands)	Classification	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	Other assets	$2,593	$2,492
Finance lease right-of-use asset	Premises and equipment, net	279	350
Total right-of-use assets		$2,872	$2,842

Operating lease liability	Other liabilities	$3,365	$3,359
Finance lease liability	Long-term debt	652	787
Total lease liabilities		$4,017	$4,146

Weighted-average remaining lease term:	Operating leases	9.78 years	9.23 years
	Finance lease	2.92 years	3.67 years
Weighted-average discount rate:	Operating leases	4.33%	4.23%
	Finance lease	8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Lease Costs
Operating lease cost	$297	$290	$885	$874
Variable lease cost	4	7	15	49
Interest on lease liabilities(1)	15	19	47	58
Amortization of right-of-use assets	24	24	72	72
Net lease cost	$340	$340	$1,019	$1,053

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$602	$553	$1,799	$1,689
Operating cash flows from finance lease	15	19	47	58
Finance cash flows from finance lease	46	41	135	121

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	526	599	857	638
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining three-months ending December 31, 2023 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2023	$62	$318
December 31, 2024	250	1,047
December 31, 2025	254	568
December 31, 2026	172	430
December 31, 2027	—	302
Thereafter	—	1,738
Total undiscounted lease payment	$738	$4,403
Amounts representing interest	(86)	(1,038)
Lease liability	$652	$3,365

16.    Subsequent Events
The Company has evaluated events that have occurred subsequent to September 30, 2023 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On October 24, 2023, the board of directors of the Company declared a cash dividend of $0.2425 per share payable on December 15, 2023 to shareholders of record as of the close of business on December 1, 2023.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•the risks of mergers (including with Iowa First Bancshares Corp. and Denver Bankshares, Inc.) or branch sales, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
•credit quality deterioration, pronounced and sustained reduction in real estate market values, or other uncertainties, including the impact of inflationary pressures on economic conditions and our business, resulting in an increase in the allowance for credit losses, an increase in the credit loss expense, and a reduction in net earnings;
•the effects of recent and potential additional increases in inflation and interest rates, including on our net income and the value of our securities portfolio;
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
•war or terrorist activities, including the Israeli-Palestinian conflict and the Russian Invasion of Ukraine, widespread disease or pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
•the occurrence of fraudulent activity, breaches, or failures of our information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
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
On September 25, 2023, the Company announced the execution of a definitive purchase and assumption agreement for the sale of its Florida operations to DFCU Financial. The transaction is an all cash deal and is expected to close in the second quarter of 2024 subject to customary approvals.
On September 27, 2023, the Company announced the execution of a definitive merger agreement for the acquisition of DNVB, the parent company for the Bank of Denver ("Bank of Denver"). This transaction is an all cash deal and is expected to close in the first quarter of 2024 subject to customary approvals.
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 13, 2023. Results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended September 30, 2023 of $9.1 million, a decrease of $9.2 million, compared to $18.3 million of net income for the three months ended September 30, 2022, with diluted earnings per share of $0.58 and $1.17, respectively. For the nine months ended September 30, 2023, the Company reported net income of $18.1 million, a decrease of $26.7 million, compared to $44.8 million of net income for the nine months ended September 30, 2022, with diluted earnings per share of $1.15 and $2.86 for the respective annual periods.
The period as of and for the three and nine months ended September 30, 2023 was also highlighted by the following results:

Balance Sheet:
•Total assets decreased to $6.47 billion at September 30, 2023 from $6.58 billion at December 31, 2022, primarily as a result of the sale of $231 million in book value of available for sale debt securities in the first quarter of 2023, coupled with a decline in held to maturity debt securities, and partially offset by an increase in loans held for investment, net of unearned income of $225.4 million.
•At September 30, 2023 the total amount of the held to maturity debt securities was $1.09 billion and the total amount of the debt securities available for sale was $872.8 million. There were $1.13 billion held to maturity debt securities at December 31, 2022, while the total amount of the debt securities available for sale was $1.15 billion.
•Gross loans held for investment increased $223.3 million, from $3.85 billion at December 31, 2022, to $4.08 billion at September 30, 2023. This increase was primarily driven by new loan production.
•The allowance for credit losses was $51.6 million, or 1.27% of total loans at September 30, 2023, compared with $49.2 million, or 1.28% of total loans, at December 31, 2022.

•Nonperforming assets increased $13.1 million, from $15.9 million at December 31, 2022, to $29.0 million at September 30, 2023, primarily due to the downgrade of a single commercial relationship.
•Total deposits decreased $105.6 million from $5.47 billion at December 31, 2022, to $5.36 billion at September 30, 2023.
•Short-term borrowings declined to $374.0 million at September 30, 2023, from $391.9 million at December 31, 2022, and long-term debt decreased to $124.5 million at September 30, 2023 from $139.2 million at December 31, 2022.
•The Company is well-capitalized with a total risk-based capital ratio of 12.45% at September 30, 2023.

Income Statement:
Three Months Ended:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $35.7 million for the third quarter of 2023, a decrease of $11.3 million, from $47.0 million in the third quarter of 2022. The decrease in tax equivalent net interest income was due primarily to an increase in interest expense on interest-bearing deposits and borrowed funds of $18.1 million and $3.2 million, respectively, in addition to a decrease of $1.8 million in interest income earned from investment securities. Partially offsetting these identified decreases in tax equivalent net interest income was an increase of $11.5 million in loan interest income.
•Credit loss expense of $1.6 million was recorded during the third quarter of 2023, compared to $0.6 million credit loss expense recorded in the third quarter of 2022. Credit loss expense in the current quarter was primarily attributable to individually evaluated loans.
•Noninterest income decreased $2.7 million, from $12.6 million in the third quarter of 2022 to $9.9 million in the third quarter of 2023, primarily due to the decline of $2.9 million in other revenue stemming from a settlement recognized in the third quarter of 2022 that did not recur in the third quarter of 2023.
•Noninterest expense decreased $3.1 million, from $34.6 million in the third quarter of 2022, to $31.5 million in the third quarter of 2023, due primarily a decline of $1.5 million in compensation and employee benefits related to employee benefits, incentive, and commission expenses, coupled with a $0.8 million decrease in merger-related expenses.
Nine Months Ended:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $115.2 million for the nine months ended September 30, 2023, a decrease of $11.2 million from the nine months ended September 30, 2022. The decrease was a result of increases in interest expense on interest-bearing deposits and borrowed funds of $47.4 million and $8.0 million, respectively, coupled with a decline in interest income from investment securities of $0.4 million. Partially offsetting these amounts was an increase in loan interest income of $44.0 million, reflecting higher volume and increased yield.
•Credit loss expense of $4.1 million was recorded in the first nine months of 2023, as compared to credit loss expense of $3.9 million for the first nine months of 2022. Credit loss expense in the first nine months of 2023 was primarily attributable to loan growth and individually evaluated loans, while credit loss expense in the first nine months of 2022 reflected $3.1 million related to the acquired IOFB non-PCD loans, $0.2 million related to unfunded loan commitments established in the IOFB acquisition, as well as a reserve taken to support loan growth.
•Noninterest income decreased $22.0 million, from $36.6 million for the first nine months of 2022 to $14.6 million in the first nine months of 2023. The largest driver in the decrease was the $13.2 million investment securities loss related to balance sheet repositioning executed in the first quarter of 2023. An additional significant driver was an MSR fair value adjustment of $17 thousand in the first nine months of 2023, as compared to an adjustment of $5.6 million in the first nine months of 2022. In addition, the decrease also was due to a $4.3 million decline in other revenue, which primarily stemmed from a settlement in 2022 that did not recur and the initial bargain purchase gain of $1.3 million recognized in connection with the IOFB acquisition in 2022.
•Noninterest expense increased $1.4 million, from $98.3 million for the first nine months ended September 30, 2022, to $99.8 million in the first nine months of 2023. The increase in noninterest expense was due to an overall increase in all noninterest expense categories except legal and professional, marketing, and communications. The increases were largely due to a full nine months of operations of IOFB, an increase in severance expense of $0.9 million stemming from a voluntary early retirement program, and normal annual salary and employee benefit increases. Partially offsetting these identified increases was a decline in merger-related expenses associated with the acquisition of IOFB.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2023 and September 30, 2022
Summary

	As of or for the Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022
Net Interest Income	$34,575	$45,733
Noninterest Income	9,861	12,588
Total Revenue, Net of Interest Expense	44,436	58,321
Credit Loss Expense	1,551	638
Noninterest Expense	31,544	34,623
Income Before Income Tax Expense	11,341	23,060
Income Tax Expense	2,203	4,743
Net Income	9,138	18,317
Diluted Earnings Per Share	$0.58	$1.17

Return on Average Assets	0.56%	1.13%
Return on Average Equity	7.14	14.56
Return on Average Tangible Equity(1)	9.68	19.32
Efficiency Ratio(1)	66.06	53.67
Dividend Payout Ratio	41.81	20.30
Common Equity Ratio	7.81	7.28
Tangible Common Equity Ratio(1)	6.54	5.90
Book Value per Share	$32.21	$30.23
Tangible Book Value per Share(1)	26.60	24.17
(1) A non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalents.

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$4,019,852	$52,605	5.19%	$3,673,379	$41,124	4.44%
Taxable investment securities	1,637,259	9,526	2.31	1,939,517	10,635	2.18
Tax-exempt investment securities (2)(4)	341,330	2,234	2.60	431,898	2,922	2.68
Total securities held for investment (2)	1,978,589	11,760	2.36	2,371,415	13,557	2.27
Other	34,195	374	4.34	6,070	9	0.59
Total interest earning assets (2)	$6,032,636	$64,739	4.26%	$6,050,864	$54,690	3.59%
Other assets	420,179			406,783
Total assets	$6,452,815			$6,457,647

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,354,597	$2,179	0.64%	$1,725,000	$1,463	0.34%
Money market deposits	1,112,149	7,402	2.64	1,016,005	1,268	0.50
Savings deposits	603,628	749	0.49	710,836	297	0.17
Time deposits	1,403,504	12,798	3.62	913,307	2,007	0.87
Total interest bearing deposits	4,473,878	23,128	2.05	4,365,148	5,035	0.46
Securities sold under agreements to repurchase	66,020	85	0.51	144,628	228	0.63
Other short-term borrowings	277,713	3,634	5.19	83,086	539	2.57
Total short-term borrowings	343,733	3,719	4.29	227,714	767	1.34
Long-term debt	125,737	2,150	6.78	159,125	1,886	4.70
Total borrowed funds	469,470	5,869	4.96	386,839	2,653	2.72
Total interest bearing liabilities	$4,943,348	$28,997	2.33%	$4,751,987	$7,688	0.64%

Noninterest bearing deposits	905,993			1,142,334
Other liabilities	95,408			64,063
Shareholders’ equity	508,066			499,263
Total liabilities and shareholders’ equity	$6,452,815			$6,457,647
Net interest income (2)		$35,742			$47,002
Net interest spread(2)			1.93%			2.95%
Net interest margin(2)			2.35%			3.08%

Total deposits(5)	$5,379,871	$23,128	1.71%	$5,507,482	$5,035	0.36%
Cost of funds(6)			1.97%			0.52%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $141 thousand and $35 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively. Loan purchase discount accretion was $791 thousand and $2.0 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Tax equivalent adjustments were $735 thousand and $673 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $432 thousand and $596 thousand for the three months ended September 30, 2023 and September 30, 2022, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended September 30,
	2023 Compared to 2022
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$4,113	$7,368	$11,481
Taxable investment securities	(1,722)	613	(1,109)
Tax-exempt investment securities (1)	(602)	(86)	(688)
Total securities held for investment (1)	(2,324)	527	(1,797)
Other	155	210	365
Change in interest income (1)	1,944	8,105	10,049
Increase (decrease) in interest expense:
Interest checking deposits	(370)	1,086	716
Money market deposits	133	6,001	6,134
Savings deposits	(52)	504	452
Time deposits	1,566	9,225	10,791
Total interest-bearing deposits	1,277	16,816	18,093
Securities sold under agreements to repurchase	(106)	(37)	(143)
Other short-term borrowings	2,156	939	3,095
Total short-term borrowings	2,050	902	2,952
Long-term debt	(452)	716	264
Total borrowed funds	1,598	1,618	3,216
Change in interest expense	2,875	18,434	21,309
Change in net interest income	$(931)	$(10,329)	$(11,260)
Percentage increase in net interest income over prior period			(24.0)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the third quarter of 2023 was $35.7 million, a decrease of $11.3 million, or 24.0%, as compared to $47.0 million for the third quarter of 2022. The decrease in tax equivalent net interest income in the third quarter of 2023 as compared to the third quarter of 2022 was due primarily to an increase in interest expense on interest bearing deposits and borrowed funds of $18.1 million and $3.2 million, respectively, due to higher costs and volumes. The decrease in tax equivalent net interest income was also due to a decrease of $1.8 million, or 13.3%, in interest income earned from investment securities, which stemmed from lower volumes. Partially offsetting these decreases was an increase of $11.5 million, or 27.9%, in loan interest income due to organic loan growth and an increase in loan yield.
The tax equivalent net interest margin for the third quarter of 2023 declined to 2.35% from 3.08% for the third quarter of 2022, driven by higher funding costs and volumes, partially offset by higher interest earning asset yields. The cost of interest bearing liabilities increased 169 bps to 2.33%, due to interest bearing deposit costs of 2.05%, short-term borrowing costs of 4.29%, and long-term debt costs of 6.78%, which increased 159 bps, 295 bps and 208 bps, respectively from the third quarter of 2022. Total interest earning assets yield increased 67 bps from the third quarter of 2022, primarily as a result of an increase in loan and securities yields of 75 bps and 9 bps, respectively.
Credit Loss Expense
Credit loss expense of $1.6 million was recorded during the third quarter of 2023, with $0.6 million credit loss expense recorded in the third quarter of 2022. Credit loss expense in the current quarter was primarily attributable to individually evaluated loans. Net charge-offs were $0.5 million in the third quarter of 2023 as compared to net charge-offs of $0.6 million in the third quarter of 2022. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Investment services and trust activities	$3,004	$2,876	$128	4.5%
Service charges and fees	2,146	2,075	71	3.4
Card revenue	1,817	1,898	(81)	(4.3)
Loan revenue	1,462	1,722	(260)	(15.1)
Bank-owned life insurance	626	579	47	8.1
Investment securities gains (losses), net	79	(163)	242	(148.5)
Other	727	3,601	(2,874)	(79.8)
Total noninterest income	$9,861	$12,588	$(2,727)	(21.7)%
Total noninterest income for the third quarter of 2023 decreased $2.7 million, or 21.7%, to $9.9 million from $12.6 million in the third quarter of 2022, primarily due to the decline of $2.9 million in other revenue stemming from a settlement recognized in the third quarter of 2022 that did not recur in the third quarter of 2023.
Noninterest Expense
The following tables present significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Compensation and employee benefits	$18,558	$20,046	$(1,488)	(7.4)%
Occupancy expense of premises, net	2,405	2,577	(172)	(6.7)
Equipment	2,123	2,358	(235)	(10.0)
Legal and professional	1,678	2,012	(334)	(16.6)
Data processing	1,504	1,731	(227)	(13.1)
Marketing	782	1,139	(357)	(31.3)
Amortization of intangibles	1,460	1,789	(329)	(18.4)
FDIC insurance	783	415	368	88.7
Communications	206	302	(96)	(31.8)
Foreclosed assets, net	2	42	(40)	(95.2)
Other	2,043	2,212	(169)	(7.6)
Total noninterest expense	$31,544	$34,623	$(3,079)	(8.9)%
The following table summarizes the DNVB and IOFB acquisition-related expenses, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended September 30,
Merger-related expenses:	2023	2022
(dollars in thousands)
Compensation and employee benefits	$—	$132
Equipment	—	14
Legal and professional	11	193
Data processing	—	304
Marketing	—	90
Other	—	30
Total merger-related expenses	$11	$763
Noninterest expense for the third quarter of 2023 decreased $3.1 million, or 8.9%, to $31.5 million from $34.6 million for the third quarter of 2022, with overall decreases in all noninterest expense categories except FDIC insurance. These decreases primarily reflected a $1.5 million decline in compensation and employee benefits related to employee benefits, incentive, and commission expenses, coupled with a $0.8 million decrease in merger-related expenses.

Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 19.4% for the three months ended September 30, 2023, as compared to an effective tax rate of 20.6% for the three months ended September 30, 2022. The effective tax rate for the full year 2023 is expected to be in the range of 18% to 20%.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and September 30, 2022
Summary

	As of and for the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2023	2022
Net Interest Income	$111,613	$122,794
Noninterest Income	14,561	36,579
Total Revenue, Net of Interest Expense	126,174	159,373
Credit Loss Expense	4,081	3,920
Noninterest Expense	99,782	98,348
Income Before Income Tax Expense	22,311	57,105
Income Tax Expense	4,182	12,272
Net Income	18,129	44,833
Diluted Earnings Per Share	$1.15	$2.86

Return on Average Assets	0.37%	0.97%
Return on Average Equity	4.81	11.81
Return on Average Tangible Equity(1)	7.03	15.28
Efficiency Ratio (1)	66.40	56.70
Dividend Payout Ratio	62.72	24.91
Common Equity Ratio	7.81	7.28
Tangible Common Equity Ratio(1)	6.54	5.90
Book Value per Share	$32.21	$30.23
Tangible Book Value per Share(1)	26.60	24.17
(1) A non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalents.

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,964,119	$150,250	5.07%	$3,416,600	$106,297	4.16%
Taxable investment securities	1,714,912	29,704	2.32	1,899,907	28,334	1.99
Tax-exempt investment securities (2)(4)	361,254	7,136	2.64	440,542	8,895	2.70
Total securities held for investment (2)	2,076,166	36,840	2.37	2,340,449	37,229	2.13
Other	22,741	686	4.03	25,972	77	0.40
Total interest-earning assets (2)	$6,063,026	$187,776	4.14%	$5,783,021	$143,603	3.32%
Other assets	417,610			369,369
Total assets	$6,480,636			$6,152,390

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,429,804	$5,999	0.56%	$1,642,849	$3,713	0.30%
Money market deposits	1,014,708	15,970	2.10	991,338	2,338	0.32
Savings deposits	620,011	1,309	0.28	671,917	863	0.17
Time deposits	1,437,122	35,286	3.28	877,923	4,204	0.64
Total interest-bearing deposits	4,501,645	58,564	1.74	4,184,027	11,118	0.36
Securities sold under agreements to repurchase	123,512	958	1.04	152,663	435	0.38
Other short-term borrowings	174,448	6,665	5.11	42,952	680	2.12
Total short-term borrowings	297,960	7,623	3.42	195,615	1,115	0.76
Long-term debt	133,375	6,427	6.44	148,053	4,975	4.49
Total borrowed funds	431,335	14,050	4.36	343,668	6,090	2.37
Total interest-bearing liabilities	$4,932,980	$72,614	1.97%	$4,527,695	$17,208	0.51%

Noninterest bearing deposits	958,104			1,062,156
Other liabilities	85,650			54,775
Shareholders' equity	503,902			507,764
Total liabilities and shareholders' equity	$6,480,636			$6,152,390
Net interest income (2)		$115,162			$126,395
Net interest spread(2)			2.17%			2.81%
Net interest margin (2)			2.54%			2.92%

Total deposits(5)	$5,459,749	$58,564	1.43%	$5,246,183	$11,118	0.28%
Cost of funds(6)			1.65%			0.41%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $315 million and $678 thousand for the nine months ended September 30, 2023 and September 30, 2022, respectively. Loan purchase discount accretion was $3.0 million and $3.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Tax equivalent adjustments were $2.2 million and $1.8 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.4 million and $1.8 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The federal statutory tax rate utilized was 21%.

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

	Nine Months Ended September 30,
	2023 Compared to 2022
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$18,585	$25,368	$43,953
Taxable investment securities	(2,962)	4,332	1,370
Tax-exempt investment securities(1)	(1,565)	(194)	(1,759)
Total securities held for investment(1)	(4,527)	4,138	(389)
Other	(11)	620	609
Change in interest income (1)	14,047	30,126	44,173
Increase (decrease) in interest expense:
Interest checking deposits	(534)	2,820	2,286
Money market deposits	58	13,574	13,632
Savings deposits	(70)	516	446
Time deposits	4,158	26,924	31,082
Total interest-bearing deposits	3,612	43,834	47,446
Securities sold under agreements to repurchase	(98)	621	523
Other short-term borrowings	4,097	1,888	5,985
Total short-term borrowings	3,999	2,509	6,508
Long-term debt	(533)	1,985	1,452
Total borrowed funds	3,466	4,494	7,960
Change in interest expense	7,078	48,328	55,406
Change in net interest income	$6,969	$(18,202)	$(11,233)
Percentage (decrease) increase in net interest income over prior period			(8.9)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the nine months ended September 30, 2023 was $115.2 million, a decrease of $11.2 million, or 8.9%, as compared to $126.4 million for the nine months ended September 30, 2022. This decrease in net interest income was due primarily to an increase in interest expense on interest bearing deposits and borrowed funds of $47.4 million and $8.0 million, respectively, due to higher costs and volumes. The decrease in tax equivalent net interest income was also due to a decrease of $0.4 million, or 1.0%, in interest income earned from investment securities, which stemmed from lower volumes. Partially offsetting these decreases was an increase of $44.0 million, or 41.3%, in loan interest income due to organic loan growth and an increase in loan yield.

The tax equivalent net interest margin for the nine months ended September 30, 2023 was 2.54%, or 38 basis points lower than the tax equivalent net interest margin of 2.92% for the nine months ended September 30, 2022. The cost of interest-bearing deposits increased 138 basis points for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, while the cost of borrowed funds increased 199 basis points for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in the cost of interest-bearing liabilities was a result of higher market interest rates, which reflect increases in the target federal funds rate. Partially offsetting these identified decreases to tax equivalent net interest margin were increases in the tax equivalent yield on loans and the tax equivalent yield on investment securities of 91 basis points and 24 basis points, respectively. Combined, the resulting yield on interest-earning assets for the nine months ended September 30, 2023 was 82 basis points higher than the nine months ended September 30, 2022, which primarily reflected new loan production originated at higher yields and the shift in earning asset mix to a greater proportion of loans, which generally have higher yields than investment securities.
Credit Loss Expense
Credit loss expense of $4.1 million was recorded in the first nine months of 2023, as compared to credit loss expense of $3.9 million for the first nine months of 2022, an increase of $0.2 million, or 4.1%. Credit loss expense in the first nine months of 2023 was primarily attributable to loan growth and individually evaluated loans. The credit loss expense recorded in the first nine months of 2022 primarily reflected $3.1 million related to the acquired IOFB non-PCD loans, $0.2 million related to unfunded loan commitments established in the IOFB acquisition, as well as a reserve taken to support loan growth. Net charge-offs in the first nine months of 2023 were $1.7 million, as compared to net charge-offs of $3.1 million in the first nine months of 2022. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) Rental Vacancy. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Investment services and trust activities	$9,056	$8,557	$499	5.8%
Service charges and fees	6,201	5,449	752	13.8
Card revenue	5,412	5,426	(14)	(0.3)
Loan revenue	3,791	9,538	(5,747)	(60.3)
Bank-owned life insurance	1,844	1,668	176	10.6
Investment securities gains (losses), net	(13,093)	272	(13,365)	n/m
Other	1,350	5,669	(4,319)	(76.2)
Total noninterest income	$14,561	$36,579	$(22,018)	(60.2)%
NM - Percentage change not considered meaningful.
Total noninterest income for the first nine months of 2023 decreased $22.0 million, or 60.2%, to $14.6 million from $36.6 million during the same period of 2022. The largest driver in the decrease was the $13.2 million investment securities loss related to balance sheet repositioning executed in the first quarter of 2023. Also contributing to the decline in noninterest income was a decrease of $5.7 million in loan revenue, primarily driven by the MSR fair value adjustment of $17 thousand in the first nine months of 2023, as compared to an adjustment of $5.6 million in the first nine months of 2022. In addition, the decrease was driven by the $4.3 million decline in other revenue, which stemmed from a settlement in 2022 that did not recur and the initial bargain purchase gain of $1.3 million recognized in connection with the IOFB acquisition in 2022.
Noninterest Expense
The following tables present the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change
Compensation and employee benefits	$58,551	$57,665	$886	1.5%
Occupancy expense of premises, net	7,725	7,609	116	1.5
Equipment	6,729	6,366	363	5.7
Legal and professional	5,096	6,800	(1,704)	(25.1)
Data processing	4,388	4,199	189	4.5
Marketing	2,910	3,325	(415)	(12.5)
Amortization of intangibles	4,806	4,299	507	11.8
FDIC insurance	2,394	1,255	1,139	90.8
Communications	727	840	(113)	(13.5)
Foreclosed assets, net	(32)	(66)	34	(51.5)
Other	6,488	6,056	432	7.1
Total noninterest expense	$99,782	$98,348	$1,434	1.5%

The following table summarizes the DNVB and IOFB acquisition-related expenses, which are included in the respective income statement line items, for the periods indicated:

Merger-related expenses:	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Compensation and employee benefits	$70	$282
Occupancy expense of premises, net	—	1
Equipment	—	25
Legal and professional	11	894
Data processing	65	380
Marketing	—	162
Communications	—	3
Other	1	45
Total impact of merger-related expenses to noninterest expense	$147	$1,792
Noninterest expense for the nine months ended September 30, 2023 was $99.8 million, an increase of $1.4 million, or 1.5%, from $98.3 million for the nine months ended September 30, 2022. The increase in noninterest expense was due to an overall increase in all noninterest expense categories except legal and professional, marketing, and communications. The increases were largely due to a full nine months of operations of IOFB. Also contributing to the increase in noninterest expense was an increase in compensation and employee benefits, primarily due to a voluntary early retirement program, which was the primary driver of the $0.9 million increase in severance expense, coupled with normal annual salary and employee benefit increases. Partially offsetting these identified increases was a decline in merger-related expenses associated with the acquisition of IOFB.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 18.7% for the first nine months of 2023, as compared to an effective tax rate of 21.5% for the first nine months of 2022. The effective tax rate for the full year 2023 is expected to be in the range of 18-20%.

FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	September 30, 2023	December 31, 2022	$ Change	% Change
ASSETS
Cash and cash equivalents	$74,788	$86,435	$(11,647)	(13.5)%
Loans held for sale	2,528	612	1,916	313.1
Debt securities available for sale at fair value	872,770	1,153,547	(280,777)	(24.3)
Held to maturity securities at amortized cost	1,085,751	1,129,421	(43,670)	(3.9)
Loans held for investment, net of unearned income	4,065,969	3,840,524	225,445	5.9
Allowance for credit losses	(51,600)	(49,200)	(2,400)	4.9
Total loans held for investment, net	4,014,369	3,791,324	223,045	5.9
Other assets	417,612	416,537	1,075	0.3
Total assets	$6,467,818	$6,577,876	$(110,058)	(1.7)%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,363,324	$5,468,942	$(105,618)	(1.9)%
Total borrowings	498,482	531,083	(32,601)	(6.1)
Other liabilities	100,601	85,058	15,543	18.3
Total shareholders' equity	505,411	492,793	12,618	2.6
Total liabilities and shareholders' equity	$6,467,818	$6,577,876	$(110,058)	(1.7)%
Debt Securities
The composition of debt securities available for sale and held to maturity as of the dates indicated was as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Government agencies and corporations	$—	—%	$7,345	0.6%
States and political subdivisions	162,468	18.6	285,356	24.7
Mortgage-backed securities	5,327	0.6	5,944	0.5
Collateralized loan obligations	52,453	6.0	—	—
Collateralized mortgage obligations	131,923	15.1	147,193	12.8
Corporate debt securities	520,599	59.7	707,709	61.4
Fair value of debt securities available for sale	$872,770	100.0%	$1,153,547	100.0%

Held to Maturity
States and political subdivisions	$532,885	49.1	$538,746	47.7%
Mortgage-backed securities	76,310	7.0	81,032	7.2%
Collateralized mortgage obligations	476,556	43.9	509,643	45.1%
Amortized cost of debt securities held to maturity	$1,085,751	100.0%	$1,129,421	100.0%
As of September 30, 2023, there was $67 thousand of gross unrealized gains and $108.8 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $108.8 million. As of September 30, 2023 there were no gross unrealized gains and $237.4 million of gross unrealized losses in our held to maturity debt securities.
During the first quarter of 2023, the Company undertook balance sheet repositioning related to its debt securities portfolio. Specifically, the Company executed the sale of $231 million in book value of its AFS debt securities, with a pre-tax loss of $13.2 million and $220 million of proceeds that were used to pay off short-term borrowings and reinvest in higher yielding, floating rate securities.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.

Loans
The composition of our loan portfolio by type of loan was as follows:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$111,950	2.8%	$115,320	3.0%
Commercial and industrial	1,078,773	26.5	1,055,162	27.5
Commercial real estate	2,176,017	53.5	1,980,018	51.6
Residential real estate	630,046	15.5	614,428	15.9
Consumer	69,183	1.7	75,596	2.0
Loans held for investment, net of unearned income	$4,065,969	100.0%	$3,840,524	100.0%
Loans held for sale	$2,528		$612
Loans held for investment, net of unearned income at September 30, 2023, increased $225.4 million, or 5.9%, from December 31, 2022 to $4.07 billion, driven primarily by new loan production, draws on construction loans, and higher line of credit usage during 2023. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio. Our loan to deposit ratio increased to 75.81% as of September 30, 2023 as compared to 70.22% as of December 31, 2022.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.25 billion and $1.21 billion as of September 30, 2023 and December 31, 2022, respectively.
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans held for investment	$28,887	$15,256
Accruing loans contractually past due 90 days or more	100	565
Total nonperforming loans	28,987	15,821
Foreclosed assets, net	—	103
Total nonperforming assets	28,987	15,924

Nonaccrual loans ratio (1)	0.71%	0.40%
Nonperforming loans ratio (2)	0.71%	0.41%
Nonperforming assets ratio (3)	0.45%	0.24%
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
Compared to December 31, 2022, nonperforming loans and asset ratios increased 30 basis points and 21 basis points, respectively, primarily due to the downgrade of a single commercial relationship.
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
•Term extension.

During the three and nine months ended September 30, 2023, the amortized cost of the loans that were modified to borrowers in financial distress was $3.4 million and $7.1 million, respectively, which represented 0.09% and 0.18% of total loans held for investment, net of unearned income for each respective period.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$537	2.8%	$923	3.0%
Commercial and industrial	22,063	26.5%	22,855	27.5%
Commercial real estate	23,787	53.5%	20,123	51.6%
Residential real estate	4,643	15.5%	4,678	15.9%
Consumer	570	1.7%	621	2.0%
Total	$51,600	100.0%	$49,200	100.0%

Allowance for credit losses ratio(1)	1.27%		1.28%
Allowance for credit losses to nonaccrual loans ratio(2)	178.63%		322.50%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.
The following tables set forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Three Months Ended September 30, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended September 30, 2023
Charge-offs	$(25)	$(511)	$—	$(21)	$(178)	$(735)
Recoveries	126	79	4	3	72	284
Net (charge-offs) recoveries	$101	$(432)	$4	$(18)	$(106)	$(451)

Net (charge-off) recovery ratio(1)	0.01%	(0.04)%	—%	—%	(0.01)%	(0.04)%

For the Three Months Ended September 30, 2022
Charge-offs	$(248)	$(280)	$(135)	$(52)	$(255)	$(970)
Recoveries	1	295	6	48	32	382
Net (charge-offs) recoveries	$(247)	$15	$(129)	$(4)	$(223)	$(588)

Net (charge-off) recovery ratio(1)	(0.03)%	—%	(0.01)%	—%	(0.02)%	(0.06)%

	For the Nine Months Ended September 30, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30, 2023
Charge-offs	$(26)	$(1,020)	$(830)	$(54)	$(451)	$(2,381)
Recoveries	153	349	15	23	160	700
Net (charge-offs) recoveries	$127	$(671)	$(815)	$(31)	$(291)	$(1,681)

Net (charge-off) recovery ratio(1)	—%	(0.02)%	(0.03)%	—%	(0.01)%	(0.06)%

For the Nine Months Ended September 30, 2022
Charge-offs	$(249)	$(843)	$(2,319)	$(90)	$(540)	$(4,041)
Recoveries	9	613	154	68	106	950
Net (charge-offs) recoveries	$(240)	$(230)	$(2,165)	$(22)	$(434)	$(3,091)

Net (charge-off) recovery ratio(1)	(0.01)%	(0.01)%	(0.08)%	—%	(0.02)%	(0.12)%
(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of September 30, 2023 was $51.6 million, which was 1.27% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $49.2 million as of December 31, 2022, which was 1.28% of loans held for investment, net of unearned income. The increase in the ACL primarily reflected an additional reserve taken to support loan growth and related to individually evaluated loans. The liability for off-balance sheet credit exposures totaled $4.8 million as of September 30, 2023 and December 31, 2022, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $4.1 million for the nine months ended September 30, 2023 as compared to credit loss expense related to loans of $3.1 million for the nine months ended September 30, 2022. Gross charge-offs for the first nine months of 2023 totaled $2.4 million, while there were $0.7 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first nine months of 2023 was 0.06% compared to 0.12% for the nine months ended September 30, 2022.
Economic Forecast: At September 30, 2023, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases in the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next two forecasted quarters, with declines in the third and fourth forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
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
Based on the inherent risk in the loan portfolio, management believed that as of September 30, 2023, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of September 30, 2023		As of December 31, 2022
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$924,213	17.2%	$1,053,450	19.3%
Interest checking deposits	1,334,481	24.9	1,624,278	29.8
Money market deposits	1,127,287	21.0	937,340	17.1
Savings deposits	619,805	11.6	664,169	12.1
Time deposits of $250 and under	703,646	13.1	559,466	10.2
Total core deposits	4,709,432	87.8	4,838,703	88.5
Brokered deposits	220,063	4.1	126,767	2.4
Time deposits over $250	433,829	8.1	503,472	9.1
Total non-core deposits	653,892	12.2	630,239	11.5
Total deposits	$5,363,324	100.0%	$5,468,942	100.0%
Deposits decreased $105.6 million from December 31, 2022, or 1.9%. Brokered deposits as of September 30, 2023 totaled $220.1 million, compared with $126.8 million as of December 31, 2022. Approximately 87.8% of our total deposits were considered “core” deposits as of September 30, 2023, compared to 88.5% at December 31, 2022. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and non-reciprocal brokered deposits. Deposit inflows and outflows are influenced by prevailing market interest rates, competition, local and national economic conditions, and fluctuations in our business customers own liquidity needs and may also be influenced by recent developments in the financial services industry. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt as of the dates presented:

(dollars in thousands)	September 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$9,256	$156,373
Federal Home Loan Bank advances	139,700	235,500
Federal Reserve Bank borrowings	225,000	—
Total short-term borrowings	$373,956	$391,873

Junior subordinated notes issued to capital trusts	42,249	42,116
Subordinated debentures	64,105	64,006
Finance lease payable	652	787
Federal Home Loan Bank borrowings	6,270	17,301
Other long-term debt	11,250	15,000
Total long-term debt	$124,526	$139,210
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.
Capital Resources
Shareholders' Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company at the dates presented:

	September 30, 2023	December 31, 2022
Common equity ratio	7.81%	7.49%
Tangible common equity ratio(1)	6.54%	6.17%
Total risk-based capital ratio	12.45%	12.07%
Tier 1 risk-based capital ratio	10.31%	10.05%
Common equity tier 1 risk-based capital ratio	9.52%	9.28%
Tier 1 leverage ratio	8.58%	8.35%
Book value per share	$32.21	$31.54
Tangible book value per share(1)	$26.60	$25.60
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $505.4 million as of September 30, 2023, compared to $492.8 million as of December 31, 2022, an increase of $12.6 million, or 2.6%, primarily due to net income and a decrease in the unrealized loss on available for sale debt securities, which decreased the negative balance included in AOCI.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of September 30, 2023, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers of the Company on February 15, 2023, in the aggregate amount of 80,745. In the second quarter, restricted stock units were granted to directors of the Company and Bank on May 15, 2023, in the aggregate amount of 20,148, while during the third quarter, restricted stock units were granted to certain officers of the Company and the Bank on August 15, 2023, in the aggregate amount of 894. Additionally, during the first nine months of 2023, 88,039 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 20,278 shares were surrendered by grantees to satisfy tax requirements, and 881 unvested restricted stock units were forfeited.
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
Cash and cash equivalents are summarized in the table below.

(dollars in thousands)	As of September 30, 2023	As of December 31, 2022
Cash and due from banks	$71,015	$83,990
Interest-bearing deposits	3,773	2,445
Total	$74,788	$86,435
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $55.8 million for the nine months ended September 30, 2023 and $72.3 million for the nine months ended September 30, 2022.
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

The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent:

	Three Months Ended		Nine Months Ended
Return on Average Tangible Equity	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(Dollars in thousands)
Net income	$9,138	$18,317	$18,129	$44,833
Intangible amortization, net of tax (1)	1,095	1,342	3,605	3,224
Tangible net income	$10,233	$19,659	$21,734	$48,057

Average shareholders' equity	$508,066	$499,263	$503,902	$507,764
Average intangible assets, net	(88,699)	(95,499)	(90,308)	(87,318)
Average tangible equity	$419,367	$403,764	$413,594	$420,446

Return on average equity	7.14%	14.56%	4.81%	11.81%
Return on average tangible equity (2)	9.68%	19.32%	7.03%	15.28%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	September 30, 2023	December 31, 2022
(Dollars in thousands, except per share data)
Total shareholders’ equity	$505,411	$492,793
Intangible assets, net	(87,987)	(92,792)
Tangible common equity	$417,424	$400,001

Total assets	$6,467,818	$6,577,876
Intangible assets, net	(87,987)	(92,792)
Tangible assets	$6,379,831	$6,485,084

Book value per share	$32.21	$31.54
Tangible book value per share (1)	$26.60	$25.60
Shares outstanding	15,691,738	15,623,977

Equity to assets ratio	7.81%	7.49%
Tangible common equity ratio (2)	6.54%	6.17%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Nine Months Ended
Efficiency Ratio	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(dollars in thousands)
Total noninterest expense	$31,544	$34,623	$99,782	$98,348
Amortization of intangibles	(1,460)	(1,789)	(4,806)	(4,299)
Merger-related expenses	(11)	(763)	(147)	(1,792)
Noninterest expense used for efficiency ratio	$30,073	$32,071	$94,829	$92,257

Net interest income, tax equivalent(1)	$35,742	$47,002	$115,162	$126,395
Noninterest income	9,861	12,588	14,561	36,579
Investment security losses (gains), net	(79)	163	13,093	(272)
Net revenues used for efficiency ratio	$45,524	$59,753	$142,816	$162,702

Efficiency ratio(2)	66.06%	53.67%	66.40%	56.70%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

	Three Months Ended		Nine Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(dollars in thousands)
Net interest income	$34,575	$45,733	$111,613	$122,794
Tax equivalent adjustments:
Loans (1)	735	673	2,164	1,782
Securities (1)	432	596	1,385	1,819
Net interest income, tax equivalent	$35,742	$47,002	$115,162	$126,395
Loan purchase discount accretion	(791)	(2,015)	(2,964)	(3,275)
Core net interest income	$34,951	$44,987	$112,198	$123,120

Net interest margin	2.27%	3.00%	2.46%	2.84%
Net interest margin, tax equivalent (2)	2.35%	3.08%	2.54%	2.92%
Core net interest margin (3)	2.30%	2.95%	2.47%	2.85%
Average interest earning assets	$6,032,636	$6,050,864	$6,063,026	$5,783,021

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
Net cash inflows from operating activities were $55.8 million in the first nine months of 2023, compared with $72.3 million in the first nine months of 2022. Net cash inflows from investing activities were $83.1 million in the first nine months of 2023, compared to net cash outflows of $202.5 million in the comparable nine-month period of 2022. Net cash outflows from financing activities in the first nine months of 2023 were $150.5 million, compared with net cash inflows of $4.8 million for the same period of 2022.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window/Bank Term Funding Program
•Federal Home Loan Bank Advances
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Federal funds positions provide a source of short-term liquidity funding for the Bank. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of September 30, 2023, the Bank maintains several unsecured federal funds lines totaling $155.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window and Bank Term Funding Program - The Federal Reserve Bank Discount Window and the Bank Term Funding Program are additional sources of liquidity, particularly during periods of economic uncertainty or stress. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of September 30, 2023, the Bank had municipal securities with an approximate market value of $880.5 million pledged for liquidity purposes and had additional borrowing capacity of $739.7 million. There were no outstanding borrowings through the FRB Discount Window at September 30, 2023. There were $225.0 million of Bank Term Funding Program borrowings outstanding at September 30, 2023.
Federal Home Loan Bank Advances - FHLB advances provide both a source of liquidity and long-term funding for the Bank. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current FHLB borrowing limit is 45% of total assets. As of September 30, 2023, the Bank had $139.7 million of short-term FHLB advances and $6.3 million in long-term FHLB borrowings and additional borrowing capacity of $673.3 million.

Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 10% of total assets. Board approval is required to exceed this limit. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits and an “undercapitalized” rating prohibits the Bank from using brokered deposits. The Company had brokered deposits of $220.1 million as of September 30, 2023 and $126.8 million as of December 31, 2022.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5 billion, with some exceptions for financial institutions that do not meet such criteria. At September 30, 2023, the Company had $10.9 million of reciprocal time deposits, $149.6 million of reciprocal interest bearing non-maturity deposits, and $70.1 million non-interest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 10% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2023.

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be a significant market risk. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. Multiple interest rate scenarios are used in this analysis which include changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest-rate risk. Like most financial institutions, we have material interest-rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or SOFR).
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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2023
Dollar change	$461	$225	$(361)	$(973)
Percent change	0.3%	0.2%	(0.3)%	(0.7)%
December 31, 2022
Dollar change	$8,398	$5,637	$(6,738)	$(13,921)
Percent change	5.2%	3.5%	(4.2)%	(8.7)%
As of September 30, 2023, 29.9% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 42.1% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 13, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2023:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 - 31, 2023	—	$—	—	$15,000,000
August 1 - 31, 2023	2,382	22.37	—	15,000,000
September 1 - 30, 2023	—	—	—	15,000,000
Total	2,382	$22.37	—	$15,000,000

(1) During the three months ended September 30, 2023, no shares were repurchased by the Company under the current share repurchase program, while 2,382 shares were surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

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

On April 27, 2023, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. This new repurchase program replaced the Company’s prior repurchase program, adopted in June 2021, which was due to expire on December 31, 2023. Since April 28, 2023 and through September 30, 2023, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
During the fiscal quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 2, 2023	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)