Form 10-K
period 2023-12-31
MidWestOne Financial Group, Inc.
filed 2024-03-08
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market of $21.37 on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $335.2 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 6, 2024, was 15,750,471.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2023, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 25, 2024.

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

ACL	Allowance for Credit Losses	FHLBDM	Federal Home Loan Bank of Des Moines
AFS	Available for Sale	FHLMC	Federal Home Loan Mortgage Corporation
AOCI	Accumulated Other Comprehensive Income	FNBF	First National Bank in Fairfield
ASC	Accounting Standards Codification	FNBM	First National Bank of Muscatine
ASU	Accounting Standards Update	FNMA	Federal National Mortgage Association
ATB	ATBancorp	FRB or Federal Reserve	Board of Governors of the Federal Reserve System
ATM	Automated Teller Machine	GAAP	U.S. Generally Accepted Accounting Principles
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GLBA	Gramm-Leach-Bliley Act of 1999
BHCA	Bank Holding Company Act of 1956, as amended	HTM	Held to Maturity
BOD	Bank of Denver	IOFB	Iowa First Bancshares Corp.
BOLI	Bank-Owned Life Insurance	LIBOR	The London Inter-bank Offered Rate
BTFP	Bank Term Funding Program	MBEFD	Loan Modification for Borrowers Experiencing Financial Difficulty
CAA	Consolidated Appropriations Act, 2021	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	PCD	Purchased Financial Assets with Credit Deterioration
CMO	Collateralized Mortgage Obligations	PPP	Paycheck Protection Program
COVID-19	Coronavirus Disease 2019	PRSUs	Performance-Based Restricted Stock Unit Awards
CRA	Community Reinvestment Act	ROU	Right-of-Use
CRE	Commercial Real Estate	RPA	Credit Risk Participation Agreement
DNVB	Denver Bankshares, Inc.	RRE	Residential Real Estate
DCF	Discounted Cash Flow Method	SBA	U.S. Small Business Administration
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SEC	U.S. Securities and Exchange Commission
ESOP	Employee Stock Ownership Plan	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TDR	Troubled Debt Restructuring
FASB	Financial Accounting Standards Board	TRSUs	Time-Based Restricted Stock Unit Awards
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank

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
Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:
•the risks of mergers or branch sales (including the sale of our Florida branches and the acquisition of Denver Bankshares, Inc.), including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
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
•the occurrence of fraudulent activity, breaches, or failures of our or our third-party vendors' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools;
•the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers;
•potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election;
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
The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, debit cards, ATMs, and safe deposit boxes. The Bank offers its products and services primarily through its network of full-service banking offices, which includes, as of December 31, 2023, 35 banking offices located throughout central and eastern Iowa, 12 banking offices in the Minneapolis/St. Paul metropolitan area, 7 banking offices in southwestern Wisconsin, one banking office in each of Naples and Fort Myers, Florida, and one banking office in Denver, Colorado. The Bank also has wealth management services through which it offers the administration of estates, trusts, and conservatorships, as well as financial planning, investment advisory, and brokerage services.
As of December 31, 2023, we had total assets of $6.43 billion, total loans, net of unearned income, of $4.13 billion, total deposits of $5.40 billion, and shareholders’ equity of $524.4 million.
Recent Developments
On September 25, 2023, the Company announced the execution of a definitive purchase and assumption agreement for the sale of its Florida operations to DFCU Financial. The transaction is an all cash deal and is expected to close in the second quarter of 2024, subject to regulatory approvals.
On January 31, 2024, the Company acquired DNVB, a bank holding company whose wholly-owned banking subsidiary was BOD, a community bank located in Denver, Colorado. Immediately following the completion of the acquisition, BOD merged with and into the Bank. As consideration for the merger, we paid cash in the amount of $32.6 million.
Operating Strategy
Our operating strategy is based upon a community banking model of delivering a comprehensive suite of financial products and services while following five operating principles: (1) generate impact for our stakeholders; (2) hire and retain excellent employees; (3) always conduct yourself with the utmost integrity; (4) work as one team; and (5) learn constantly so we can continually improve. Management believes the depth and breadth of the Company’s products and services coupled with the personal and professional delivery of the same provides an appealing alternative to competitors.
Lending Activities
General
We provide a range of commercial and retail lending services to businesses, including public sector and non-profit entities, and individuals. These credit activities include commercial and industrial loans, commercial and residential real estate loans, agricultural loans, and consumer loans.
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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2023, commercial and industrial loans comprised approximately 26.0% of our total loan portfolio.
Commercial Real Estate Loans
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. The primary repayment risks of commercial real estate loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2023, commercial real estate loans constituted approximately 54.0% of our total loan portfolio.
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction and development loans generally have a short term, such as one to two years. As of December 31, 2023, construction and development loans constituted approximately 7.8% of our total loan portfolio.
Farmland. We offer agricultural mortgage loans to our agricultural customers for the acquisition of real estate used in their business, generally farmland. As of December 31, 2023, farmland loans represented approximately 4.5% of our total loan portfolio.
Multifamily. We offer mortgage loans to real estate investors for the acquisition of multifamily (apartment) buildings. As of December 31, 2023, multifamily loans represented approximately 9.3% of our total loan portfolio.
Commercial real estate-other. We offer commercial mortgage loans for the acquisition of real estate used in the customer’s business, such as offices, warehouses, and production facilities. As of December 31, 2023, commercial real estate-other loans represented approximately 32.3% of our total loan portfolio.
Residential Real Estate Loans
Residential mortgage comprised approximately 15.5% of our total loan portfolio at December 31, 2023. Included in this category are home equity loans made to individuals. We generally retain short-term residential mortgage loans that we originate for our own portfolio and sell most long-term residential mortgage loans to other parties, while retaining servicing rights on the majority of such loans. At December 31, 2023, we serviced approximately $931.2 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business.

Agricultural Loans
Agricultural loans comprised approximately 2.9% of our total loan portfolio at December 31, 2023. Agricultural loans, most of which are secured by crops, livestock and machinery, are generally provided to finance capital improvements and farm operations as well as acquisitions of livestock and machinery. The ability of the borrower to repay may be affected by many factors outside of the borrower’s control, including adverse weather conditions, loss of livestock due to disease or other factors, declines in market prices for agricultural products and the impact of government regulations. The ultimate repayment of agricultural loans is dependent upon the profitable operation or management of the agricultural entity.
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
Consumer Lending
Our consumer lending department provides many types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2023, consumer loans comprised 1.6% of our total loan portfolio.
Other Products and Services
Deposit Products
We offer competitive deposit products and programs that address the needs of customers in each of the local markets that we serve. The deposit products are offered to individuals, nonprofit organizations, partnerships, small businesses, corporations and public entities. These products include noninterest bearing and interest bearing demand deposits, savings accounts, money market accounts and time deposits. Approximately 87.6% of our total deposits were considered “core” deposits as of December 31, 2023, compared to 88.5% at December 31, 2022. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and brokered deposits.
Trust and Investment Services
We offer trust and investment services to help our business and individual clients in meeting their financial goals and preserving wealth. Our services include administering estates, trusts, and conservatorships, and providing property management, farm management, investment advisory, retail securities brokerage, financial planning and custodial services. Licensed brokers, who are registered representatives of a third-party registered broker-dealer, serve selected branches and provide investment-related services, such as investment management and financial planning.
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

Human Capital Resources
MidWestOne’s mission statement, “Take care of our customers and those who should be” and our vision statement, “To be the preeminent relationship-driven community bank where our expertise and proactive approach generate meaningful impact for our stakeholders”, are the foundation for everything we do. This includes striving to be a great place to work for our employees and providing exceptional service to our customers. To fulfill our mission and vision, we are focused on strategies for talent development, employee engagement & recognition, total compensation, and Diversity, Equity, Inclusion, and Belonging (“DEIB”).
Demographics: As of December 31, 2023, the Company employed 732 full-time equivalent employees. Our workforce is principally in the following geographic regions: Iowa; the Minneapolis/St. Paul metropolitan area; southwest Wisconsin; Denver, Colorado; and southwest Florida.
Talent Development: A core part of our culture is to learn constantly so we can continually improve. Accordingly, we invest in a range of formal and informal development opportunities to cultivate a highly skilled workforce. We provide internally designed learning programs and commit resources to external professional education. The learning is reinforced with experience-based assignments, mentorship, project teams, and community involvement initiatives. Through effective coaching, performance management, mentoring, and succession planning programs, we continue to provide talented and well-deserving employees internal promotional opportunities that are aligned to their career aspirations.
Engagement & Recognition: An important element of the Company’s culture is recognizing and celebrating the success of our individual employees, teams, and the collective business. In 2023 our employees celebrated the eleventh consecutive year of being recognized as a Top Workplace in Iowa. This recognition is a result of employee feedback surveys that measure employee engagement, organizational health, and job satisfaction. While our engagement surveys provide a good opportunity to gather feedback, we are constantly listening and learning from our employees, including employee town halls and leadership forums. Peer to peer and leader recognition occurs regularly, including at our all-company monthly “One Call” and our annual “Rally Day” event.
Total Compensation: The Company is committed to offering a competitive total compensation package based upon industry best practices and comparative market data. Our compensation programs include base salary and incentive compensation opportunities. We also offer a broad array of benefits including 401(k), medical, dental, vision, disability, life insurance plans, PTO plan, employee stock ownership program, health savings and flexible spending accounts, family leave options, employee assistance program, wellness program, and educational assistance. These programs are designed to attract and retain top talent, reward excellent performance, and motivate teams to drive the achievement of the Company’s financial performance objectives and aligned performance goals in a balanced, risk-based manner.
Diversity, Equity, Inclusion, and Belonging: The Company is committed to fostering a culture of DEIB. We voluntarily participate in the FDIC Diversity Self-Assessment and report our Affirmative Action Compliance Program results. We have a formal program that drives our commitment to achieving our workforce DEIB initiatives, and provides a framework for acquiring new talent and embracing the full potential of our workforce. Our Diversity & Inclusion Officer, DEIB leadership council, and DEIB employee advisory council help lead this journey and our current initiatives. We believe our DEIB efforts are critical to better understanding, serving, and supporting our colleagues, customers, and communities.
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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions are required to hold capital, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking regulators recognized that the amount and quality of capital held by banks prior to the crisis was insufficient to absorb losses during periods of severe stress.

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

Basel III also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a percentage of a banking institution’s Common Equity Tier 1 Capital.

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

In addition, institutions that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking institutions maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

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

As of December 31, 2023: (i) the Bank was not subject to a directive from the FDIC to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2023, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We are also in compliance with the capital conservation buffer.
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

Community Bank Capital Simplification. Community banks have long raised concerns with bank regulators about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion. Section 201 of the Regulatory Relief Act instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8 and 10%. Under the final rule, a community banking organization is eligible to elect the new framework if it has: less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a CBLR greater than 9%. We have not elected to use the CBLR framework at this time.

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

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of financial or bank holding companies and their subsidiaries, and this is evidenced in its increases in the targeted federal funds rate throughout 2022 and 2023. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits.

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

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, assessments are now based on examination ratings and financial ratios. The total base assessment rates currently range from 2.5 basis points to 32 basis points.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In the semiannual update in June 2022, the FDIC projected that the reserve ratio was at risk of not reaching the statutory minimum of 1.35 % by September 30, 2028, the statutory deadline. Based on this update, the FDIC approved an increase in initial base deposit insurance assessment rate schedules by two basis points, applicable to all insured depository institutions. The increase was effective on January 1, 2023, applicable to the first quarterly assessment period of the 2023 assessment (January 1 through March 31, 2023).

In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $16.3 billion, the FDIC adopted a special assessment for banks having deposits above $5 billion, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 (January 1 through March 31, 2024) with an invoice payment date of June 28, 2024, and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2023, the Bank paid supervisory assessments to the Iowa Division totaling approximately $195,000.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. Basel III includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking entity has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not, and will not, apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and a FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2023. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, institutions that seek the freedom to pay dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. Federal regulators regularly assess the Bank’s record of meeting the credit needs of its communities. Applications for acquisitions would be affected by the evaluation of the Bank’s effectiveness in meeting its CRA requirements.

On October 24, 2023, the bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”), some of which is effective on April 1, 2024. The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the bank regulatory agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low and moderate income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch based areas; (iii) to provide greater clarity, consistency, and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low and moderate income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators. Management of the Bank is assessing the impact of the CRA Rule on its CRA lending and investment activities in its markets.

Anti-Money Laundering. The Bank Secrecy Act (“BSA”) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering / Countering the Financing of Terrorism (“AML/CFT”) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate is one example of regulatory concern. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of commercial real estate lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. On December 18, 2015, the federal banking agencies issued a statement to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal bank agencies reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2023, the Bank did not exceed these guidelines.

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
The United States has experienced elevated levels of inflation throughout 2022 and 2023. Continued levels of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. Inflation could adversely impact our net interest income, while inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations. Continued elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our clients’ ability to repay indebtedness. It is also possible that governmental responses to the current inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect our business.

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

The Federal Reserve made a series of significant increases to the target Federal Funds rate throughout 2022 and 2023 as part of an effort to combat elevated levels of inflation affecting the U.S. economy, which is expected to continue in the near term. This has helped drive a significant increase in prevailing interest rates, which has impacted the value of our securities portfolio, which had $78.0 million in net unrealized losses from available-for-sale investment securities and $179.9 million in net unrealized losses from held-to-maturity securities at December 31, 2023. Higher interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.

Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the conflicts between Israel and Palestine and between Russia and Ukraine and resulting disruptions in the global energy market, and tight labor market conditions and supply chain issues, there is a meaningful risk that the Federal Reserve and other central banks may raise interest rates too much, thereby limiting economic growth and potentially causing an economic recession or other political instability. This could decrease loan demand, harm the credit characteristics of our existing loan portfolio, impact our net interest income, impact our investment security valuation, and decrease the value of collateral securing loans in the portfolio.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates remain at their current levels or economic and market conditions deteriorate.

As of December 31, 2023, the fair value of our securities portfolio was approximately $1.69 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities, and instability in the credit markets. Any of the foregoing factors could result in the recognition of a loss through earnings. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

At December 31, 2023, we had $78.0 million in net unrealized losses in our debt securities available for sale portfolio and $179.9 million in net unrealized losses in our held to maturity debt securities portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities. Our securities portfolio has an average duration of 4.9 years, so we expect an increase in realized losses if interest rates continue to increase in 2024.

Weather-related events and other natural disasters, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.

A significant portion of our operations are located in areas that are susceptible to floods, droughts, tornadoes and other severe weather events. Severe weather events, natural disasters and effects of climate change, could cause disruptions to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of weather-related events are difficult to predict and may be exacerbated by global climate change.

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

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt and risks resulting from changes in economic and industry conditions. Default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as catastrophic events affecting certain industries. In addition, we primarily serve the banking and financial services needs of small to mid-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, may be more vulnerable to economic downturns, may experience volatility in operating results, and may have elevated business continuity risk due to the limited size of the management group, any of which may impair a borrower’s ability to repay a loan. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. We periodically examine our credit process and implement changes to improve our procedures and standards. However, we cannot assure you that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the United States, generally, or our market areas, specifically, declines, or even if it does not, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
Our loan portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were approximately 54.0% of our total loan portfolio as of December 31, 2023. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy as a result of the shift to remote working environments following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

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
Commercial, industrial, and agricultural loans were approximately 28.9% of our total loan portfolio as of December 31, 2023. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.

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

We establish our allowance for credit losses at a level considered appropriate by management to absorb current expected credit losses based on an analysis of the portfolio, market environment and other factors we deem relevant. The allowance for credit losses represents our estimate of current expected losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains an allocation for loans specifically evaluated, as well as loans collectively evaluated. Additions to the allowance for credit losses, are estimated through the current expected credit loss model, which reflects current and forecasted conditions. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management has established an allowance for credit losses it believes is adequate to absorb current expected credit losses, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for credit losses. Higher loan losses could arise for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers. At December 31, 2023, our allowance for credit losses as a percentage of total loans held for investment, net was 1.25% and as a percentage of nonaccrual loans was approximately 198.91%. An increase in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative impact on our financial condition and results of operations.

Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2023, our nonperforming loans, which includes nonaccrual loans and loans past due 90 days or more and still accruing interest, totaled $26.4 million, or 0.64% of our loan portfolio. Our nonperforming assets, which include nonperforming loans plus foreclosed assets, net, totaled $30.3 million, or 0.47% of total assets.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our net income and returns on assets and equity, increasing our loan administration costs and adversely affecting our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its fair market value, which may result in a loss. These nonperforming loans and foreclosed assets also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental to the performance of their other responsibilities, and may also involve additional financial resources. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which could have an adverse effect on our net income and related ratios, such as return on assets and equity.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of customer deposits. Deposit balances can decrease when customers perceive alternative investments, such as money market funds, treasury securities, and certificates of deposit at other financial institutions as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other, potentially higher cost funding alternatives. Other primary sources of funds consist of cash from operations, investment securities maturities and sales, and funds from sales of our stock. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the FHLB. The Federal Reserve established the BTFP on March 12, 2023, offering qualifying banks loans of up to one year in length collateralized by qualifying assets, including U.S. securities valued at par, to serve as a source of additional liquidity against high-quality securities and reducing an institution's need to quickly sell high-quality securities to meet liquidity needs. The Federal Reserve has announced that it is ending the BTFP and will cease making new loans under this program on March 11, 2024. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Additionally, uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

At December 31, 2023, our average borrowed funds increased to $425.2 million, compared to $372.1 million at December 31, 2022. As a result, our cost of funds increased, which resulted in a decline in our net interest margin in 2023 compared to 2022, that was partially offset by higher interest earning asset yields.

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
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2023, we had $671.9 million of amortized cost of municipal securities, which represented 34.5% of our total securities portfolio based upon amortized cost. Following the onset of the financial crisis, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.

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

As of December 31, 2023, we had $42.3 million of junior subordinated debentures held by five statutory business trusts that we control. Interest payments on the debentures, which totaled $3.5 million for the year ended December 31, 2023, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock.

We have counterparty risk, and therefore, we may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding and other transactions could be negatively affected by the actions and the soundness of other financial institutions. Financial services institutions are generally interrelated as a result of trading, clearing, counterparty, credit, reputational, or other relationships. We have exposure to many different industries and counterparties and regularly engage in transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions may expose us to credit or other risks if another financial institution experiences adverse circumstances. For example, certain community banks experienced deposit outflows following the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023. In certain circumstances, the collateral that we hold may be insufficient to fully cover the risk that a counterparty defaults on its obligations, which may cause us to experience losses that could have a material adverse effect on our business, financial condition and results of operations.

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

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling us to better serve our customers, the effective use of technology increases efficiency and the potential for cost reduction. Our future success will depend in part upon our ability, both internally and through our core processor, and other third party partners, to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow our market share. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which could put us at a competitive disadvantage. Accordingly, we cannot provide you with assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

The widespread adoption of new technologies, including internet services, artificial intelligence, cryptocurrencies and payment systems, could require us in the future to make substantial expenditures to modify or adapt our existing products and services as we grow and develop new products to satisfy our customers’ expectations, remain competitive and comply with regulatory guidance.

We may be adversely affected by risks associated with completed and potential acquisitions, including execution risks, failure to realize anticipated transaction benefits, and failure to overcome integration risks, which could adversely affect our growth and profitability.

We plan to continue to grow our businesses organically, but remain open to considering potential bank or other acquisition opportunities, in addition to our recent acquisitions of DNVB and IOFB, that make financial and strategic sense. In the event that we do pursue strategic acquisitions, we may fail to realize some or all of the anticipated transaction benefits. Acquisition activities could be material to our business and involve a number of risks, including the following:

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
We are required to perform additional goodwill impairment assessments on at least an annual basis, and perhaps more frequently, which could result in additional goodwill impairment charges. Any future goodwill impairment charge on the current goodwill balance, or future goodwill arising out of acquisitions that we are required to take, could have a material adverse effect on our results of operations by reducing our net income or increasing our net losses.

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

A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, decreased labor force size and participation rates. Although we have not experienced any material labor shortage to date, we continue to observe an overall tightening of and an increase in competition in local labor markets. A sustained labor shortage or increased turnover rates within our employee base and also within our third-party vendors could lead to increased costs, such as increased compensation expense to attract and retain employees, as well as decreased efficiency. In addition, if we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, could have a material adverse impact on our business, results of operations and financial condition.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our third party partners, or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our clients, denial or degradation of service attacks, ransomware, malware or other cyber-attacks.

There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts, and as a result of increasingly sophisticated methods of conducting cyber attacks, including those employing artificial intelligence. Several large corporations, including financial institutions, vendors specializing in providing services to financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our clients may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.

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

Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect our business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products or those developed by our third party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient, and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for us or our third party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If we or our third party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm. In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third party partners.

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

Our operations rely heavily on the secure processing, storage and transmission of information and the monitoring of a large number of transactions on a minute-by-minute basis, and even a short interruption in service could have significant consequences. We also interact with and rely on retailers, for whom we process transactions, as well as financial counterparties and regulators. Each of these third parties may be targets of the same types of fraudulent activity, computer break-ins and other cybersecurity breaches described above, including those employing artificial intelligence, and the cybersecurity measures that they maintain to mitigate the risk of such activity may be different than our own and may be inadequate.

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

Non-compliance with the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

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
Certain MidWestOne shareholders who are descendants of our founder collectively control approximately 17.9% of our outstanding common stock. In addition, certain MidWestOne shareholders that previously owned ATB collectively control approximately 19.2% of our outstanding common stock. These shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the Nasdaq Global Select Market.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    Cybersecurity.
Cybersecurity Risk Management and Strategy

The Company has established an information security program that uses a risk-based methodology to ensure the confidentiality, integrity, and availability of its information. The Board of Directors and the Enterprise Risk Management Committee set enterprise risk strategy and make risk-informed decisions, which includes assessment and response to cybersecurity risk. The Board has appointed an Information Security Officer (“ISO”) to oversee the program. The program utilizes a combination of automated tools, manual processes, and third-party assessments to identify and assess potential cybersecurity threats. The program is supported by an organization structure that reflects support from across the business. Program objectives and results are regularly reported to the Enterprise Risk Management Committee, Audit Committee, and Board of Directors.

The Company conducts risk assessments and compliance audits, both internally and by independent third parties for comparison against industry standards, including the National Institute of Standards and Technology (“NIST”) cybersecurity framework and Federal Financial Institution Examination Council (“FFIEC”) guidance. Risk assessment results are used to develop appropriate cybersecurity controls and risk mitigation strategies, which are implemented throughout the organization.

We maintain a cybersecurity incident response plan to help ensure a timely, consistent, and effective response to actual or attempted cybersecurity incidents impacting the Company. The plan includes considerations for (1) detection, (2) analysis, which may include timely notice to our Board if deemed material or appropriate, (3) containment, (4) eradication, (5) recovery and (6) post-incident review. In addition, we also maintain a formal information security training program for all employees that includes training on topics such as phishing and email security best practices. Employees are also required to complete regular training on data privacy.

While we have a cybersecurity program designed to protect and preserve the integrity of our information systems, the Company also maintains cybersecurity insurance to manage potential liabilities resulting from specific cyber-attacks. However, it's important to note that although we maintain cybersecurity insurance, there can be no guarantee that our insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid to us in a timely manner. For further discussion of risks from cybersecurity threats, see the section captioned “Operational Risks” in Item 1A. Risk Factors.

We use third party partners to audit, assess, and test our cybersecurity program governance and control effectiveness on an annual basis. These engagements include an IT general controls review, internal and external penetration testing, social engineering testing, and incident response exercises. Findings and recommendations from these engagements are reported to the Enterprise Risk Management and Audit Committees.

We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third-party service providers and are not under our direct control. The Company has implemented a third-party risk management program to manage the cybersecurity risks associated with its use of third-party service providers.

Cybersecurity Incidents

While we have no knowledge that we have experienced a cybersecurity incident that has had or is reasonably likely to have a material adverse impact on our operations or financial results as of the date of this Form 10-K, there can be no assurance that we will not encounter such an incident in the future, notwithstanding the cybersecurity measures and processes we have undertaken. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, remediating or restoring our internal systems or information, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. Cybersecurity threats are expected to continue to be persistent and severe.

Cybersecurity Governance

The Board and the Enterprise Risk Management Committee have oversight responsibility for our information security program and receive regular updates on the status of the program and any emerging threats or incidents with the potential to impact operations or financial performance. To ensure that the Board is fully informed about cybersecurity risks, the ISO provides regular reports to both the Board and the Enterprise Risk Management Committee. These regular reports include an overview of the Company's current cybersecurity risk assessment, key risk areas, and any significant cyber incidents that have occurred or are reasonably likely to occur. In addition, the Enterprise Risk Management Committee receives regular updates on cybersecurity trends and emerging threats from program management. Our Audit Committee also plays a role in overseeing the Company’s cybersecurity and information security program. The Audit Committee reviews final reports from third-party engagements and receives presentations at its meetings concerning cybersecurity risk and related issues. All members of the Board receive copies of Audit Committee reports.

Company management is responsible for assessing and administering the cybersecurity risk program. Specifically, the Chief Information Officer (“CIO”) and the ISO are responsible for the prevention, mitigation, detection, and remediation of cybersecurity incidents. The ISO has relevant expertise in cybersecurity, with 18 years of experience managing components of the information technology and information security programs at the Company. The ISO has established expertise and proficiency in cybersecurity, and holds several cybersecurity certifications, including Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Certified in Risk and Information Systems Control (CRISC). The ISO and CIO work closely with other management positions, including the Chief Risk Officer, Chief Financial Officer, General Counsel, President, and CEO to ensure that the Company has effective communication and understanding regarding its cybersecurity risk and related controls.

The IT and Security teams monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through various processes. These processes include risk assessments, vulnerability assessments, penetration testing, program exercises, security incident and event management, continuous monitoring, and threat intelligence gathering.

In 2023, the Board held an education session with outside experts on cybersecurity. The Company has also implemented a cybersecurity training and compliance program to ensure regular education for all employees. In addition, external parties are engaged to assess Company information security programs and practices, including incident management, service continuity, and information security compliance programs.

ITEM 2.    PROPERTIES.
The Company’s principal location is our corporate headquarters located at 102 South Clinton Street, Iowa City, Iowa. We own or lease other banking offices and operating facilities located throughout central and eastern Iowa, the Minneapolis / St. Paul metropolitan area, southwestern Wisconsin, Naples and Fort Myers Florida, and Denver, Colorado. The number of banking offices per state at December 31, 2023 is detailed in the following table:

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Marketplace Designation and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “MOFG.” As of March 1, 2024, there were 15,750,471 shares of common stock outstanding held by approximately 421 holders of record. Additionally, there are an estimated 4,884 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.

Dividends
The Company paid quarterly cash dividends on common shares in 2023 and 2022 and anticipates continuing to pay comparable dividends. Total dividends paid on common shares were $0.97 in 2023 and $0.95 in in 2022. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders.
The ability of the Company to pay dividends in the future will depend primarily upon the earnings of the Bank and its ability to pay dividends to the Company, as well as regulatory requirements of the Federal Reserve relating to the payment of dividends by bank holding companies. The ability of the Bank to pay dividends is governed by various statutes. These statutes provide that a bank may pay dividends only out of undivided profits. In addition, applicable bank regulatory authorities have the power to require any bank to suspend the payment of dividends until the bank complies with all requirements that may be imposed by such authorities.
Issuer Purchases of Equity Securities
The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2023:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 - 31, 2023	—	$—	—	$15,000,000
November 1 - 30, 2023	58	22.16	—	15,000,000
December 1 - 31, 2023	—	—	—	15,000,000
Total	58	$22.16	—	$15,000,000

(1) The Company repurchased no common shares during the three months ended December 31, 2023, while 58 shares were surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

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
On April 27, 2023, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. This repurchase program replaced the Company’s prior repurchase program, adopted in June 2021, which was due to expire on December 31, 2023. Since April 28, 2023 and through December 31, 2023, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

Performance Graph
The following table compares MidWestOne Financial Group, Inc’s (“MOFG”) performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index for the five years ended December 31, 2023.
MidWestOne Financial Group, Inc.

Total Return Performance
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
MOFG
NASDAQ Composite Index
S&P U.S. BMI Banks - Midwest Region Index

	At
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
MidWestOne Financial Group, Inc.	$100.00	$149.84	$105.35	$143.40	$144.96	$128.27
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. BMI Banks - Midwest Region Index	100.00	130.10	111.85	147.78	127.53	130.20
The companies in the custom peer group - S&P U.S. BMI Banks - Midwest Region Index - represents all banks, thrifts or financial service companies traded on a major exchange, headquartered in Iowa, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, Nebraska, North Dakota, Ohio, South Dakota and Wisconsin.

ITEM 6.    Reserved.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This section should be read in conjunction with the following parts of this Form 10-K: Part I, Item 1 “Business.”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 8 “Financial Statements and Supplementary Data.” For a discussion on the comparison of results of operations for the years ended December 31, 2022 and 2021, refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 13, 2023.

In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update any of these forward-looking statements. Readers of the Company’s Annual Report on Form 10-K should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.

Overview

We are headquartered in Iowa City, Iowa, and are a bank holding company under the BHCA that has elected to be a financial holding company. We are the holding company for MidWestOne Bank, an Iowa state non-member bank with its main office in Iowa City, Iowa.
On January 31, 2024, the Company completed the acquisition of DNVB, parent company of the BOD. Immediately following completion of the acquisition, the BOD was merged with and into MidWestOne Bank. Under the terms of the merger agreement, DNVB shareholders received $462.42 in cash exchange for each share of DNVB stock. The value of the total deal consideration was $32.6 million.
On September 25, 2023, the Company announced the execution of a definitive purchase and assumption agreement for the sale of its Florida operations to DFCU Financial. The transaction is an all cash deal and is expected to close in the second quarter of 2024 subject to regulatory approvals.
On June 9, 2022, the Company acquired IOFB, a bank holding company whose wholly-owned banking subsidiaries were FNBM and FNBF, community banks located in Muscatine and Fairfield, Iowa, respectively.

As of December 31, 2023, the Bank operated a total of 57 banking offices, which are located throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area, southwestern Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, credit and debit cards, ATMs, and safe deposit boxes. The Bank also has wealth management services through which it offers the administration of estates, trusts, and conservatorships, as well as financial planning, investment advisory, and brokerage services.

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

Financial Summary

The Company reported net income for the year ended December 31, 2023 of $20.9 million, a decrease of $40.0 million, or 65.7%, compared to $60.8 million of net income for 2022, with diluted earnings per share of $1.33 and $3.87 for the respective annual periods.

The period as of December 31, 2023 and for the year then ended was also highlighted by the following results:

Balance Sheet:

•Total assets decreased to $6.43 billion at December 31, 2023 from $6.58 billion at December 31, 2022, largely driven by securities sales transactions completed in 2023, as described in more detail below, which was partially offset by an increase in loans.
•At December 31, 2023, total held to maturity debt securities were $1.08 billion and total debt securities available for sale were $795.1 million. At December 31, 2022, total held to maturity debt securities were $1.13 billion and total debt securities available for sale were $1.15 billion. The decrease in debt securities available for sale was due to the sale of $346 million of such securities in 2023, which resulted in pretax losses of $19.8 million. The securities sales were conducted to improve our liquidity and earnings profile and reduce the liability sensitive position of our balance sheet.
•Gross loans held for investment increased $283.6 million from $3.85 billion at December 31, 2022 to $4.14 billion at December 31, 2023. This increase was primarily driven by new loan production.
•The allowance for credit losses was $51.5 million, or 1.25% of total loans as of December 31, 2023, compared with $49.2 million, or 1.28% of total loans, at December 31, 2022.
•Nonperforming assets increased $14.4 million from $15.9 million at December 31, 2022 to $30.3 million at December 31, 2023.
•Total deposits decreased $73.3 million, from $5.47 billion at December 31, 2022 to $5.40 billion at December 31, 2023.
•Short-term borrowings decreased to $300.3 million at December 31, 2023 from $391.9 million at December 31, 2022, while long-term debt decreased to $123.3 million at December 31, 2023 from $139.2 million at December 31, 2022.
•The Company is well-capitalized with a total risk-based capital ratio of 12.53% at December 31, 2023.

Income Statement:

•Net interest income decreased $22.2 million, from $166.4 million for the year ended December 31, 2022, to $144.2 million for the year ended December 31, 2023. Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) decreased $22.3 million, from $171.3 million for the year ended December 31, 2022, to $149.0 million for the year ended December 31, 2023. The decrease reflected increases in interest paid on interest bearing deposits and borrowed funds of $65.5 million and $9.5 million, respectively, due to higher costs and volumes, coupled with a decrease of $2.5 million in interest income earned from investment securities due to lower volumes. These decreases were offset by an increase of $54.4 million in loan interest income, which reflected higher loan volume stemming from new loan production, coupled with an increase in loan yield.
•Credit loss expense was $5.8 million during 2023, compared with credit loss expense of $4.5 million in 2022, which was primarily attributable to loan growth.
•Noninterest income decreased $29.1 million, from $47.5 million for the year ended December 31, 2022 to $18.4 million for the year ended December 31, 2023. The largest driver of the decrease was net investment securities losses of $18.8 million, attributable to balance sheet repositioning, coupled with $6.3 million and $5.8 million unfavorable changes in other revenue and loan revenue, respectively.
•Noninterest expense decreased $0.9 million, from $132.8 million for the year ended December 31, 2022 to $131.9 million for the year ended December 31, 2023 primarily due to a decrease in merger-related expenses and compensation and employee benefits.
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
Allowance for Credit Losses
Loans Held for Investment
Under the CECL model, the allowance for credit losses is a valuation account estimated at each balance sheet date and deducted from the amortized cost basis of loans held for investment to present the net amount expected to be collected.
The Company estimates the ACL based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for collection of cash and charge-offs, as well as applicable accretion or amortization of premium, discount, and net deferred fees or costs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. The Company’s estimate of the ACL reflects losses expected over the contractual life of the assets, adjusted for estimated prepayments or curtailments. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected MBEFD. A loan that has been modified or renewed is considered a MBEFD when the borrower is experiencing financial difficulty.

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

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Specifically, the economic forecast used by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index (“HPI”), and (6) rental vacancy. General deterioration in these loss drivers, coupled with any changes to our modeling assumptions stemming from overall uncertainties in the current and future economic conditions, also impacts the Company’s estimation of the ACL. The Company’s economic forecast assumptions revert back to historical loss driver information on a straight-line basis over four quarters.

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

The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables. For the loan pools utilizing the DCF method, management utilizes one or multiple of the following economic variables: Midwest unemployment, national retail sales, CRE index, US rental vacancy rate, US gross domestic product, and national home price index.

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

Goodwill and Other Intangible Assets
Goodwill and intangible assets arise from business combinations. Goodwill represented $62.5 million of our $6.43 billion total assets at December 31, 2023. Under the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is tested at least annually for impairment. The Company’s annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. We review goodwill for impairment annually during the fourth quarter and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. No goodwill impairment charge was recorded in 2023 and 2022 as a result of the Company’s internal assessment.
Other intangible assets represented $24.1 million of our $6.43 billion total assets at December 31, 2023. The accounting for a recognized intangible asset is based on its useful life to the Company. An intangible asset with a finite useful life is amortized over its estimated useful life to the Company; an intangible asset with an indefinite useful life is not amortized but rather is tested at least annually for impairment. The intangible assets with finite lives reflected on our financial statements relate to core deposit relationships, trade name, and customer lists. The initial and subsequent measurements of intangible assets involve the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We also assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 7. Goodwill and Intangible Assets to our consolidated financial statements for additional information related to our intangible assets.

Results of Operations
Summary

	As of or For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021
Net Interest Income	$144,172	$166,358	$156,281
Noninterest Income	18,423	47,519	42,453
Total Revenue, Net of Interest Expense	162,595	213,877	198,734
Credit Loss Expense (Benefit)	5,849	4,492	(7,336)
Noninterest Expense	131,913	132,788	116,592
Income Before Income Tax Expense	24,833	76,597	89,478
Income Tax Expense	3,974	15,762	19,992
Net Income	$20,859	$60,835	$69,486
Diluted Earnings Per Share	$1.33	$3.87	$4.37

Return on Average Assets	0.32%	0.97%	1.20%
Return on Average Equity	4.12	12.16	13.18
Return on Average Tangible Equity(1)	6.14	15.89	16.63
Efficiency Ratio(1)	67.28	56.98	54.65
Dividend Payout Ratio	72.93	24.42	20.55
Common Equity Ratio	8.16	7.49	8.75
Tangible Common Equity Ratio(1)	6.90	6.17	7.49
Book Value per Share	$33.41	$31.54	$33.66
Tangible Book Value per Share(1)	$27.90	$25.60	$28.40
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

	Year ended December 31,
	2023			2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
ASSETS
Loans, including fees (1)(2)(3)	$3,993,389	$205,189	5.14%	$3,511,192	$150,791	4.29%	$3,362,488	$143,141	4.26%
Taxable investment securities	1,684,360	38,978	2.31	1,891,234	39,019	2.06	1,577,146	25,692	1.63
Tax-exempt investment securities (2)(4)	355,454	9,353	2.63	435,907	11,788	2.70	463,526	12,468	2.69
Total securities held for investment (2)	2,039,814	48,331	2.37	2,327,141	50,807	2.18	2,040,672	38,160	1.87
Other	22,791	916	4.02	20,827	77	0.37	52,617	91	0.17
Total interest earning assets (2)	$6,055,994	$254,436	4.20%	$5,859,160	$201,675	3.44%	$5,455,777	$181,392	3.32%
Other assets	419,366			385,124			324,779
Total assets	$6,475,360			$6,244,284			$5,780,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest checking deposits	$1,398,538	$8,990	0.64%	$1,640,303	$5,416	0.33%	$1,440,585	$4,208	0.29%
Money market deposits	1,037,123	23,924	2.31	992,390	4,707	0.47	946,784	2,006	0.21
Savings deposits	624,990	2,802	0.45	674,846	1,169	0.17	594,543	1,210	0.20
Time deposits	1,443,770	50,048	3.47	925,592	8,953	0.97	882,271	5,774	0.65
Total interest bearing deposits	4,504,421	85,764	1.90	4,233,131	20,245	0.48	3,864,183	13,198	0.34
Securities sold under agreements to repurchase	94,563	975	1.03	152,466	872	0.57	176,606	436	0.25
Other short-term borrowings	199,530	10,144	5.08	70,729	2,198	3.11	15,151	115	0.76
Total short-term borrowings	294,093	11,119	3.78	223,195	3,070	1.38	191,757	551	0.29
Long-term debt	131,137	8,558	6.53	148,863	7,086	4.76	178,395	6,736	3.78
Total borrowed funds	425,230	19,677	4.63	372,058	10,156	2.73	370,152	7,287	1.97
Total interest-bearing liabilities	$4,929,651	$105,441	2.14%	$4,605,189	$30,401	0.66%	$4,234,335	$20,485	0.48%
Noninterest bearing deposits	951,188			1,075,918			974,044
Other liabilities	88,770			62,706			45,141
Shareholders’ equity	505,751			500,471			527,036
Total liabilities and shareholders’ equity	$6,475,360			$6,244,284			$5,780,556

Net interest income (2)		$148,995			$171,274			$160,907
Net interest spread (2)			2.06%			2.78%			2.84%
Net interest margin (2)			2.46%			2.92%			2.95%

Total deposits (5)	$5,455,609	$85,764	1.57%	$5,309,049	$20,245	0.38%	$4,838,227	$13,198	0.27%
Cost of funds (6)			1.79%			0.54%			0.39%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $522 thousand, $765 thousand, and $11.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Loan purchase discount accretion was $3.7 million, $4.6 million, and $3.3 million for the years ended December 31, 2023, 2022 and 2021. Tax equivalent adjustments were $3.0 million, $2.5 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.8 million, $2.4 million and $2.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. The federal statutory tax rate utilized was 21%.

(5)	Total deposits is the sum of total interest-bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as interest expense on deposits divided by average total deposits.
(6)	Cost of funds is calculated as total interest expense divided by the sum of average total deposits and borrowed funds.

Changes in Net Interest Income

Net interest income is impacted by changes in volume, interest rate, and the mix of interest earning assets and interest-bearing liabilities. The following table shows changes attributable to (1) changes in volume and (2) changes in rate. Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2023, 2022, and 2021
	Year 2023 to 2022 Change due to			Year 2022 to 2021 Change due to
(dollars in thousands)	Volume	Yield/Cost	Net	Volume	Yield/Cost	Net
Increase (decrease) in interest income
Loans, including fees(1)	$22,382	$32,016	$54,398	$6,377	$1,273	$7,650
Taxable investment securities	(4,514)	4,473	(41)	5,700	7,627	13,327
Tax-exempt investment securities (1)	(2,125)	(310)	(2,435)	(747)	67	(680)
Total securities held for investment (1)	(6,639)	4,163	(2,476)	4,953	7,694	12,647
Other	8	831	839	(77)	63	(14)
Change in interest income (1)	15,751	37,010	52,761	11,253	9,030	20,283
Increase (decrease) in interest expense
Interest checking deposits	(900)	4,474	3,574	620	588	1,208
Money market deposits	221	18,996	19,217	102	2,599	2,701
Savings deposits	(92)	1,725	1,633	150	(191)	(41)
Time deposits	7,318	33,777	41,095	297	2,882	3,179
Total interest bearing deposits	6,547	58,972	65,519	1,169	5,878	7,047
Securities sold under agreements to repurchase	(416)	519	103	(67)	503	436
Other short-term borrowings	5,890	2,056	7,946	1,130	953	2,083
Total short-term borrowings	5,474	2,575	8,049	1,063	1,456	2,519
Long-term debt	(920)	2,392	1,472	(1,229)	1,579	350
Total borrowed funds	4,554	4,967	9,521	(166)	3,035	2,869
Change in interest expense	11,101	63,939	75,040	1,003	8,913	9,916
Change in net interest income (1)	$4,650	$(26,929)	$(22,279)	$10,250	$117	$10,367
Percentage increase (decrease) in net interest income over prior period			(13.0)%			6.4%
(1) Tax equivalent

When compared to the year ended December 31, 2022, our tax equivalent net interest income for the year ended December 31, 2023 decreased to $149.0 million from $171.3 million, due primarily to an increase of $75.0 million, or 247%, in interest expense, partially offset by an increase of $52.8 million, or 26%, in interest income. The change in interest expense reflected increases in interest paid on interest bearing deposits and borrowed funds of $65.5 million and $9.5 million, respectively, due to higher costs and volumes. The change in interest income reflected an increase of $54.4 million, or 36%, in loan interest income, which reflected higher loan volume from new loan production, coupled with an increase in loan yield. Partially offsetting the increase in interest income from loans, was a decrease of $2.5 million, or 5%, in interest income earned from investment securities, which stemmed from lower volume of securities, primarily as a result of the balance sheet repositioning that occurred in the first and fourth quarters of 2023, offset by higher yield on these securities.

Tax equivalent net interest margin for the year ended December 31, 2023 declined to 2.46%, from 2.92% for the year ended December 31, 2022, driven by higher funding costs and volumes, partially offset by higher interest earning asset yields. The cost of interest bearing liabilities increased 148 basis points to 2.14%, due to interest bearing deposit costs of 1.90%, short-term borrowing costs of 3.78%, and long-term debt costs of 6.53%, which increased 142 basis points, 240 basis points and 177 basis points, respectively, from the prior year end. Total interest earning assets yield increased 76 basis points primarily as a result of an increase of 85 basis points and 19 basis points in loan and securities yields, respectively.
Credit Loss Expense
Credit loss expense of $5.8 million was recorded in 2023, as compared to a credit loss expense of $4.5 million in 2022, an increase of $1.4 million, or 30.2%, and was primarily attributable to loan growth and individually evaluated loans. Net loan charge-offs were $3.7 million in the year ended December 31, 2023 as compared to net loan charge-offs of $6.6 million in the year ended December 31, 2022. The economic forecasts utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National HPI, and (6) rental vacancy. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
Noninterest Income
The following table sets forth the various categories of noninterest income for the years ended December 31, 2023, 2022, and 2021.

	For the Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Investment services and trust activities	$12,249	$11,223	$1,026	9.1%	$11,223	$11,675	$(452)	(3.9)%
Service charges and fees	8,349	7,477	872	11.7	7,477	6,259	1,218	19.5
Card revenue	7,214	7,210	4	0.1	7,210	7,015	195	2.8
Loan revenue	4,700	10,504	(5,804)	(55.3)	10,504	12,948	(2,444)	(18.9)
Bank-owned life insurance	2,500	2,305	195	8.5	2,305	2,162	143	6.6
Investment securities (losses) gains, net	(18,789)	271	(19,060)	(7,033.2)	271	242	29	12.0
Other	2,200	8,529	(6,329)	(74.2)	8,529	2,152	6,377	296.3
Total noninterest income	$18,423	$47,519	$(29,096)	(61.2)%	$47,519	$42,453	$5,066	11.9%

Noninterest income for the year ended December 31, 2023 decreased $29.1 million, or 61.2%, from $47.5 million during the same period of 2022, primarily due to investment securities losses, net of $18.8 million for the year ended December 31, 2023, coupled with a $6.3 million and $5.8 million unfavorable change in other revenue and loan revenue, respectively. Investment securities losses stemmed from balance sheet repositioning that occurred in the first and fourth quarters of 2023, in which approximately $347.0 million of available for sale and equity securities were sold and utilized to purchase higher yielding debt securities and reduce short-term borrowings. Loan revenue primarily reflected a decrease in the fair value of our MSR of $0.1 million in 2023, as compared to a $5.7 million increase in 2022, and a decline of $0.7 million in mortgage origination revenue. The decrease in other revenue primarily stemmed from a settlement in 2022 and the bargain purchase gain of $3.8 million recognized in connection with the IOFB acquisition in 2022, neither of which recurred in 2023. Partially offsetting these decreases was an increase of $1.0 million in investment services and trust activities revenue driven by higher assets under management.
Noninterest Expense
The following table sets forth the various categories of noninterest expense for the years ended December 31, 2023, 2022, and 2021.

	For the Year Ended December 31,
(dollars in thousands)	2023	2022	$ Change	% Change	2022	2021	$ Change	% Change
Compensation and employee benefits	$76,410	$78,103	$(1,693)	(2.2)%	$78,103	$69,937	$8,166	11.7%
Occupancy expense of premises, net	10,034	10,272	(238)	(2.3)	10,272	9,274	998	10.8
Equipment	9,195	8,693	502	5.8	8,693	7,816	877	11.2
Legal and professional	7,365	8,646	(1,281)	(14.8)	8,646	5,256	3,390	64.5
Data processing	5,799	5,574	225	4.0	5,574	5,216	358	6.9
Marketing	3,610	4,272	(662)	(15.5)	4,272	4,022	250	6.2
Amortization of intangibles	6,247	6,069	178	2.9	6,069	5,357	712	13.3
FDIC insurance	3,294	1,660	1,634	98.4	1,660	1,572	88	5.6
Communications	910	1,125	(215)	(19.1)	1,125	1,332	(207)	(15.5)
Foreclosed assets, net	13	(18)	31	(172.2)	(18)	233	(251)	(107.7)
Other	9,036	8,392	644	7.7	8,392	6,577	1,815	27.6
Total noninterest expense	$131,913	$132,788	$(875)	(0.7)%	$132,788	$116,592	$16,196	13.9%

	For the Year Ended December 31,
(dollars in thousands)	2023	2022	2021
Merger-related expenses:
Compensation and employee benefits	$70	$471	$—
Occupancy expense of premises, net	—	1	—
Equipment	—	29	18
Legal and professional	191	948	202
Data processing	65	511	—
Marketing	38	164	2
Communications	—	3	—
Other	28	74	2
Total impact of merger-related expenses to noninterest expense	$392	$2,201	$224
Noninterest expense for the year ended December 31, 2023 decreased $0.9 million, or 0.7%, from $132.8 million during the same period of 2022. The decline was primarily driven by a $1.8 million decline in merger-related expenses, as well as a decline in compensation and employee benefits. The largest offset to the decrease in noninterest expense was an increase in FDIC insurance expense, which was primarily driven by the increase in the assessment rate that was effective in the first quarterly assessment of 2023.
Full-time equivalent employee levels were 732, 784, and 731 at December 31, 2023, 2022 and 2021, respectively.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 16.0% for 2023 compared with 20.6% for 2022, which reflected lower taxable income and a larger benefit from tax exempt investment income. The effective income tax rate for 2024 is expected to be 20-22%.
Financial Condition
Following is a table that represents the major categories of the Company’s balance sheet as of the dates indicated:

(dollars in thousands)	December 31, 2023	December 31, 2022	$ Change	% Change
Assets
Cash and cash equivalents	$81,727	$86,435	$(4,708)	(5.4)%
Loans held for sale	1,045	612	433	70.8
Debt securities available for sale at fair value	795,134	1,153,547	(358,413)	(31.1)
Held to maturity securities at amortized cost	1,075,190	1,129,421	(54,231)	(4.8)
Loans held for investment, net of unearned income	4,126,947	3,840,524	286,423	7.5
Allowance for credit losses	(51,500)	(49,200)	(2,300)	4.7
Total loans held for investment, net	4,075,447	3,791,324	284,123	12.2
Other assets	398,997	416,537	(17,540)	(4.2)
Total assets	$6,427,540	$6,577,876	$(150,336)	(2.3)%
Liabilities and Shareholders’ Equity
Total deposits	$5,395,673	$5,468,942	$(73,269)	(1.3)%
Total borrowings	423,560	531,083	(107,523)	(20.2)
Other liabilities	83,929	85,058	(1,129)	(1.3)
Total shareholders’ equity	524,378	492,793	31,585	6.4
Total liabilities and shareholders’ equity	$6,427,540	$6,577,876	$(150,336)	(2.3)%

Debt Securities
The composition of debt securities available for sale and held to maturity was as follows:

	December 31,
(dollars in thousands)	2023		2022
Available for Sale	Balance	% of Total	Balance	% of Total
U.S. Government agencies and corporations	$—	—%	$7,345	0.6%
States and political subdivisions	130,139	16.4	285,356	24.7
Mortgage-backed securities	5,311	0.7	5,944	0.5
Collateralized loan obligations	50,437	6.3	—	—
Collateralized mortgage obligations	169,196	21.3	147,193	12.8
Corporate debt securities	440,051	55.3	707,709	61.4
Fair value of debt securities available for sale	$795,134	100.0%	$1,153,547	100.0%

Held to Maturity
States and political subdivisions	$532,422	49.5%	$538,746	47.7%
Mortgage-backed securities	74,904	7.0	81,032	7.2%
Collateralized mortgage obligations	467,864	43.5	509,643	45.1%
Amortized cost of debt securities held to maturity	$1,075,190	100.0%	$1,129,421	100.0%
The maturities, fair values and weighted average yields of held to maturity debt securities as of December 31, 2023 were as follows:

	Maturity
			After One but		After Five but
	Within One Year		Within Five Years		Within Ten Years		After Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity
States and political subdivisions (1)(2)	$2,502	0.31%	$133,315	1.68%	$200,270	1.88%	$130,403	1.86%
Mortgage-backed securities (2)	—	—	412	1.74	490	2.31	62,367	2.07
Collateralized mortgage obligations (2)	—	—	1,180	1.32	357	1.37	363,967	1.42
Total held to maturity debt securities	$2,502	0.31%	$134,907	2.16%	$201,117	4.23%	$556,737	3.84%
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
As of December 31, 2023 and 2022, the Company’s mortgage-backed and collateralized mortgage obligations portfolios consisted of securities issued by government-sponsored enterprises (“GSEs”) such as the Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, Government National Mortgage Corporation and private entities. GSE issues are predominantly backed by one- to four-family mortgage loans and underwritten to the standards of and guaranteed by the issuer. The receipt of principal, at par, and interest on these securities is guaranteed by the respective GSE, and as such the Company believes exposure for credit-related losses from its mortgage-backed securities and collateralized mortgage obligations is reduced. Further, the Company owns several privately issued collateralized mortgage obligations. These securities are structured with high levels of credit enhancement and carry the highest ratings from the one or more of the major statistical credit rating agencies. The Company’s holdings of corporate bonds are primarily comprised of securities that are rated in one of the three highest rating categories by at least one of the major statistical credit rating agencies. In evaluating corporate bonds, the company considers each issuers’ financial performance, liquidity, capital position and other company fundamentals. Similarly, the majority of the Company’s municipal holdings carry ratings in the top three ratings categories of one of the major statistical credit rating agencies. Relating to the Company’s holdings of non-rated municipal bonds, these issuers are predominantly located in the Company’s market area in the upper Midwest. In general, the small issue size of these bond offerings makes the cost obtaining a credit rating prohibitively expensive, which explains the lack of a credit rating.

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
As of December 31, 2023, there were $0.2 million of gross unrealized gains and $78.2 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $78.0 million. As of December 31, 2023 there were no gross unrealized gains and there was $179.9 million of gross unrealized losses in our held to maturity debt securities for a net unrealized loss of $179.9 million.
During the first and fourth quarters of 2023, the Company undertook a balance sheet repositioning related to its debt securities portfolio. Specifically, the Company executed the sale of approximately $347.0 million in book value of its AFS debt securities and equity securities for a pre-tax realized loss of $18.9 million. Proceeds from the sale were utilized to purchase higher yielding debt securities and reduce short-term borrowings. The Company estimates the loss will be recouped within approximately two to three years. The impact to our Tier 1 leverage ratio was neutral.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to our debt securities portfolio.
Loans
The composition of our loan portfolio by type of loan was as follows:

	As of December 31,
	2023		2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Agricultural	$118,414	2.9%	$115,320	3.0%
Commercial and industrial	1,075,003	26.0	1,055,162	27.5
Commercial real estate	2,225,310	54.0	1,980,018	51.6
Residential real estate	640,437	15.5	614,428	15.9
Consumer	67,783	1.6	75,596	2.0
Loans held for investment, net of unearned income	$4,126,947	100.0%	$3,840,524	100.0%
Loans held for sale	$1,045		$612
The composition of our commercial real estate loan portfolio as of December 31, 2023 was as follows:

	December 31, 2023
(dollars in thousands)	Amount	% of Total Loans
Construction & Development	$323,195	7.8%
Farmland	184,955	4.5
Multifamily	383,178	9.3
CRE Other:
NOO CRE Office	154,713	3.8
OO CRE Office	82,741	2.0
Industrial and Warehouse	380,517	9.2
Retail	263,664	6.4
Hotel	128,481	3.1
Other	323,866	7.8
Total CRE	$2,225,310	53.9%
Loans held for investment, net of unearned income, increased $286.4 million, or 7.5%, from December 31, 2022 to $4.13 billion, driven primarily by new loan production. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
As of December 31, 2023, the amortized cost of non-owner occupied CRE office was $154.7 million and represented 3.8% of our total loan portfolio.

Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.21 billion as of December 31, 2023 and December 31, 2022.
Our loan to deposit ratio increased to 76.5% as of December 31, 2023 as compared to 70.2% as of December 31, 2022. The loan to deposit ratio increased when compared to the prior year-end due to organic loan growth, coupled with lower deposits.
The following table sets forth remaining maturities and rate types of loans at December 31, 2023:

						Maturities Within		Maturities After
						One Year		One Year
	Due Within	Due In	Due In	Due After		Fixed	Variable	Fixed	Variable
(dollars in thousands)	1 Year	1-5 Years	5-15 Years	15 Years	Total	Rates	Rates	Rates	Rates
Agricultural	$73,570	$38,543	$5,571	$730	$118,414	$17,163	$56,407	$32,485	$12,359
Commercial and industrial	142,651	371,403	364,872	196,077	1,075,003	29,564	113,087	598,055	334,297
Commercial real estate:
Construction & development	84,733	180,194	55,473	2,795	323,195	41,832	42,901	142,995	95,467
Farmland	13,584	89,903	60,590	20,878	184,955	11,827	1,757	131,552	39,819
Multifamily	44,247	230,369	106,311	2,251	383,178	23,414	20,833	232,142	106,789
Commercial real estate-other	109,624	761,498	437,365	25,495	1,333,982	77,841	31,783	772,261	452,097
Total commercial real estate	252,188	1,261,964	659,739	51,419	2,225,310	154,914	97,274	1,278,950	694,172
Residential real estate:
One- to four- family first liens	16,508	111,361	78,538	253,391	459,798	14,806	1,702	208,261	235,029
One- to four- family junior liens	3,219	29,048	145,115	3,257	180,639	1,424	1,795	88,216	89,204
Total residential real estate	19,727	140,409	223,653	256,648	640,437	16,230	3,497	296,477	324,233
Consumer	9,539	44,296	13,948	—	67,783	3,666	5,873	57,734	510
Total loans	$497,675	$1,856,615	$1,267,783	$504,874	$4,126,947	$221,537	$276,138	$2,263,701	$1,365,571
Of the $1.64 billion of variable rate loans, approximately $892.8 million, or 54.4%, are subject to interest rate floors, with a weighted average floor rate of 4.04%.
Nonperforming Assets
The following table sets forth information concerning nonperforming assets as of the dates indicated:

	December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans held for investment	$25,891	$15,256
Accruing loans contractually past due 90 days or more	468	565
Total nonperforming loans	26,359	15,821
Foreclosed assets, net	3,929	103
Total nonperforming assets	$30,288	$15,924

Nonaccrual loans ratio(1)	0.63%	0.40%
Nonperforming loans ratios(2)	0.64%	0.41%
Nonperforming assets ratio(3)	0.47%	0.24%

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
When compared to December 31, 2022, the nonperforming loans and nonperforming assets ratios both increased 23 basis points from the prior year-end, to 0.64% and 0.47%, respectively.
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans:
The Bank maintains a loan review and classification process which involves multiple officers of the Bank and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All commercial and agricultural loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. Risk ratings are selected from an 8-point scale with ratings as follows: ratings 1- 4 Satisfactory (pass), rating 5 Special Mention/Watch (potential weakness), rating 6 Substandard (well-defined weakness), rating 7 Doubtful, and rating 8 Loss.
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

Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a Special Mention/Watch (risk rating 5) or Classified (risk ratings 6 through 8) status is warranted. At least quarterly, the loan strategy committee will meet to discuss loan relationships with total exposure of $1.0 million or above that are Special Mention/Watch rated credits, loan relationships with total exposure of $500 thousand and above that are Substandard or worse rated credits, as well as loan relationships with total exposure of $250 thousand and above that are on non-accrual. Loan relationships outside these designated thresholds are reviewed upon request. The lending officer is charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are presented to the loan strategy committee. The minutes of the loan strategy committee meetings are provided to the board of directors of the Bank.

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
•Term extension.

During the year ended December 31, 2023, the amortized cost of the loans that were modified to borrowers in financial distress was $12.8 million, which represented 0.31% of total loans held for investment, net of unearned income for each respective period.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	December 31,
	2023		2022
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$613	2.9%	$923	3.0%
Commercial and industrial	21,743	26.0	22,855	27.5
Commercial real estate	23,759	54.0	20,123	51.5
Residential real estate	4,762	15.5	4,678	16.0
Consumer	623	1.6	621	2.0
Total	$51,500	100.0%	$49,200	100.0%

Allowance for credit losses ratio(1)		1.25%		1.28%
Allowance for credit losses to nonaccrual loans ratio(2)		198.91%		322.50%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.
The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Years Ended December 31, 2023 and 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2023
Charge-offs	$(28)	$(1,447)	$(2,337)	$(55)	$(685)	$(4,552)
Recoveries	203	373	20	27	180	803
Net (charge-offs) recoveries	$175	$(1,074)	$(2,317)	$(28)	$(505)	$(3,749)

Net (charge-off) recovery ratio(1)	—%	(0.03)%	(0.05)%	—%	(0.01)%	(0.09)%

2022
Charge-offs	$(326)	$(2,051)	$(4,328)	$(195)	$(756)	$(7,656)
Recoveries	11	682	160	86	154	1,093
Net (charge-offs) recoveries	$(315)	$(1,369)	$(4,168)	$(109)	$(602)	$(6,563)

Net (charge-off) recovery ratio(1)	(0.01)%	(0.04)%	(0.12)%	—%	(0.02)%	(0.19)%

(1) Net (charge-off) recovery ratio is calculated as net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of December 31, 2023 was $51.5 million, which was 1.25% of loans held for investment, net of unearned income. This compares with an ACL of $49.2 million as of December 31, 2022, which was 1.28% of loans held for investment, net of unearned income. The increase in the ACL primarily reflected an additional reserve taken to support loan growth and related to individually evaluated loans. The liability for off-balance sheet credit exposures totaled $4.6 million as of December 31, 2023 and $4.8 million as of December 31, 2022, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $6.0 million for the year ended December 31, 2023 as compared to a credit loss expense of $3.7 million for the year ended December 31, 2022. Gross charge-offs for the year ended December 31, 2023 were $4.6 million, while there were $0.8 million in recoveries of previously charged-off loans. The ratio of net loan charge offs to average loans for the year ended December 31, 2023 was 0.09% compared to a net charge-off ratio of 0.19% for the year ended December 31, 2022.
Economic Forecast: At December 31, 2023, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases in the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next two forecasted quarters, with declines in the third and fourth forecasted quarters; and (6) Rental Vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
Loan Policy: We review all nonaccrual relationships greater than $250,000 individually on a quarterly basis to measure any amount to be recognized in the Company's allowance for credit losses by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, and other relevant factors. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status. Upon the Company's determination that a loan balance has been deemed uncollectible, the uncollectible balance is charged-off.

Based on the inherent risk in the loan portfolio, management believed that as of December 31, 2023, the ACL was adequate; however, there is no assurance that loan credit losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses for additional information related to the allowance for credit losses.
Deposits
The composition of deposits was as follows:

	As of December 31, 2023		As of December 31, 2022
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$897,053	16.6%	$1,053,450	19.3%
Interest checking deposits	1,320,435	24.5	1,624,278	29.8
Money market deposits	1,105,493	20.5	937,340	17.1
Savings deposits	650,655	12.1	664,169	12.1
Total non-maturity deposits	3,973,636	73.7	4,279,237	78.3
Time deposits of $250 and under	973,253	18.0	686,233	12.6
Time deposits of over $250	448,784	8.3	503,472	9.1
Total time deposits	$1,422,037	26.3%	$1,189,705	21.7%
Total deposits	$5,395,673	100.0%	$5,468,942	100.0%
Total deposits decreased $73.3 million from December 31, 2022, or 1.3%. Included within time deposits of $250 and under is $221.0 million of brokered deposits at December 31, 2023, which increased $94.3 million from December 31, 2022. Approximately 87.6% of our total deposits were considered “core” deposits as of December 31, 2023, compared to 88.5% at December 31, 2022. We consider core deposits to be the total of all deposits other than time deposits greater than $250k and brokered deposits. Total uninsured deposits, excluding collateralized municipal deposits, represent approximately 27% of total deposits at December 31, 2023. See Note 10. Deposits to our consolidated financial statements for additional information related to our deposits.
The following table shows the composition and average balance of deposits for the indicated years:

	Year Ended December 31,
	2023			2022
	Average	%	Average	Average	%	Average
(dollars in thousands)	Balance	Total	Rate	Balance	Total	Rate
Noninterest bearing deposits	$951,188	17.4%	N/A	$1,075,918	20.3%	N/A
Interest checking and money market	2,435,661	44.6	1.35%	2,632,693	49.6	0.38%
Savings deposits	624,990	11.5	0.45	674,846	12.7	0.17
Time deposits	1,443,770	26.5	3.47	925,592	17.4	0.97
Total deposits	$5,455,609	100.0%	1.57%	$5,309,049	100.0%	0.37%

Time deposits of $250,000 and over, which represents the U.S. time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured, had the following maturities:

(in thousands)	As of December 31, 2023	As of December 31, 2022
Three months or less	$367,510	$215,848
Over three through six months	102,017	202,422
Over six months through one year	156,628	133,142
Over one year	43,668	78,827
Total	$669,823	$630,239
Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt for the periods presented.

	Year Ended December 31,
(dollars in thousands)	2023	2022
Securities sold under agreements to repurchase	$5,064	$156,373
Federal home loan bank advances	10,200	235,500
Federal reserve bank borrowings	285,000	—
Total short-term borrowings	$300,264	$391,873

Junior subordinated notes issued to capital trusts	42,293	42,116
Subordinated debentures	64,137	64,006
Finance lease payable	604	787
Federal home loan bank borrowings	6,262	17,301
Other long-term debt	10,000	15,000
Total long-term debt	$123,296	$139,210
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

The following table summarizes the Bank’s commitments by expiration period, as of December 31, 2023:

		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$1,203,001	$318,573	$331,173	$166,635	$386,620
Commitments to sell loans	1,045	1,045	—	—	—
Standby letters of credit	7,795	—	6,329	505	961
Total	$1,211,841	$319,618	$337,502	$167,140	$387,581

Capital Resources
Contractual Obligations
We are a party to many contractual financial obligations, including repayments of deposits and borrowings and payments for noncancellable operating lease and finance lease obligations. The table below summarizes certain future financial obligations of the Company due by period, as of December 31, 2023:

Contractual Obligations		Less than	1 to 3	3 to 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Time certificates of deposit	$1,422,037	$1,236,794	$161,226	$17,398	$6,619
Federal funds purchased, repurchase agreements, and FHLB overnight advances	300,264	300,264	—	—	—
FHLB borrowings	6,262	6,262	—	—	—
Junior subordinated notes issued to capital trusts	42,293	—	—	—	42,293
Subordinated debentures	64,137	—	—	—	64,137
Other long-term debt	10,000	—	—	10,000	—
Noncancellable operating leases and finance lease obligations	4,761	1,297	1,424	440	1,600
Total	$1,849,754	$1,544,617	$162,650	$27,838	$114,649
Shareholders’ Equity & Capital Adequacy
The following table summarizes certain capital ratios and per share amounts of the Company for the periods presented:

	December 31, 2023	December 31, 2022
Total shareholders’ equity to total assets ratio	8.16%	7.49%
Tangible common equity ratio(1)	6.90%	6.17%
Total risk-based capital ratio	12.53%	12.07%
Tier 1 risk-based capital ratio	10.38%	10.05%
Common equity tier 1 risk-based capital ratio	9.59%	9.28%
Tier 1 leverage ratio	8.58%	8.35%
Book value per share	$33.41	$31.54
Tangible book value per share(1)	$27.90	$25.60
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders’ Equity: Total shareholders’ equity was $524.4 million as of December 31, 2023, compared to $492.8 million as of December 31, 2022, an increase of $31.6 million, or 6.41%, driven by a decrease in AOCI and an increase in retained earnings.
Capital Adequacy: The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. Pursuant to the Basel III Rules, the Company and the Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and a leverage ratio consisting of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). As of December 31, 2023, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized (including the capital conservation buffer). See Note 17. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our consolidated financial statements for additional information related to our regulatory capital ratios.

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
Stock Compensation
On April 27, 2023, the Company’s shareholders approved the MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan (the “2017 Plan”).
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2023, May 15, 2023, and August 15, 2023, in the amounts of 75,331, 20,148, and 894, respectively. Additionally, during the year ended 2023, 90,665 whole restricted stock units were vested in connection with the vesting of previously awarded grants of restricted stock units, of which 20,336 shares were surrendered by grantees to satisfy tax requirements. There were 1,309 unvested restricted stock units forfeited. Additionally, officers and directors received cash in lieu of 138 fractional restricted stock units vested during 2023.
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
Cash and cash equivalents are summarized in the table below:

	Year Ended December 31,
(dollars in thousands)	2023	2022
Cash and due from banks	$76,237	$83,990
Interest-bearing deposits	5,479	2,445
Federal funds sold	11	—
Total	$81,727	$86,435
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $62.6 million for the year ended December 31, 2023 and $90.3 million for the year ended December 31, 2022.
As of December 31, 2023, we had outstanding commitments to extend credit to borrowers of $1.20 billion, standby letters of credit of $7.8 million, and commitments to sell loans of $1.0 million. Certificates of deposit maturing in one year or less totaled $1.24 billion as of December 31, 2023. We believe that a significant portion of these deposits will remain with us upon maturity.

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

Return on Average Tangible Equity	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net income	$20,859	$60,835	$69,486
Intangible amortization, net of tax(1)	4,685	4,552	4,018
Tangible net income	$25,544	$65,387	$73,504

Average shareholders’ equity	$505,751	$500,471	$527,036
Average intangible assets, net	(89,539)	(88,917)	(84,927)
Average tangible equity	$416,212	$411,554	$442,109

Return on average equity	4.12%	12.16%	13.18%
Return on average tangible equity(2)	6.14%	15.89%	16.63%
(1) Computed on a tax-equivalent basis, assuming an income tax rate of 25%.
(2) Tangible net income divided by average tangible equity

Tangible Common Equity / Tangible Book Value Per Share/ Tangible Common Equity Ratio	As of December 31,
(Dollars in thousands, except per share data)	2023	2022	2021
Total shareholders’ equity	$524,378	$492,793	$527,475
Intangible assets, net	(86,546)	(92,792)	(82,362)
Tangible common equity	$437,832	$400,001	$445,113

Total assets	$6,427,540	$6,577,876	$6,025,128
Intangible assets, net	(86,546)	(92,792)	(82,362)
Tangible assets	$6,340,994	$6,485,084	$5,942,766

Book value per share	$33.41	$31.54	$33.66
Tangible book value per share(1)	$27.90	$25.60	$28.40
Shares outstanding	15,694,306	15,623,977	15,671,147

Common equity ratio	8.16%	7.49%	8.75%
Tangible common equity ratio(2)	6.90%	6.17%	7.49%
(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

Net Interest Margin, Tax Equivalent / Core Net Interest Margin	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Net interest income	$144,172	$166,358	$156,281
Tax equivalent adjustments:
Loans(1)	3,010	2,507	2,105
Securities(1)	1,813	2,409	2,521
Net interest income, tax equivalent	$148,995	$171,274	$160,907
Loan purchase discount accretion	(3,729)	(4,561)	(3,344)
Core net interest income	$145,266	$166,713	$157,563

Net interest margin	2.38%	2.84%	2.86%
Net interest margin, tax equivalent(2)	2.46%	2.92%	2.95%
Core net interest margin(3)	2.40%	2.85%	2.89%
Average interest earning assets	$6,055,994	$5,859,160	$5,455,777
(1) The federal statutory tax rate utilized was 21%.
(2) Tax equivalent net interest income divided by average interest earning assets.
(3) Core net interest income divided by average interest earning assets.

Efficiency Ratio	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Total noninterest expense	$131,913	$132,788	$116,592
Amortization of intangibles	(6,247)	(6,069)	(5,357)
Merger-related expenses	(392)	(2,201)	(224)
Noninterest expense used for efficiency ratio	$125,274	$124,518	$111,011

Net interest income, tax equivalent(1)	$148,995	$171,274	$160,907
Plus: Noninterest income	18,423	47,519	42,453
Less: Investment securities (losses) gains, net	(18,789)	271	242
Net revenues used for efficiency ratio	$186,207	$218,522	$203,118

Efficiency ratio(2)	67.28%	56.98%	54.65%
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
Net cash inflows from operating activities were $62.6 million during the year ended December 31, 2023, compared with $90.3 million in the year ended December 31, 2022 and $111.6 million in the year ended December 31, 2021. Net cash inflows from investing activities were $129.7 million during the year ended December 31, 2023, compared with net cash outflows of $273.3 million in the year ended December 31, 2022 and net cash outflows of $428.3 million in the year ended December 31, 2021. Net cash outflows from financing activities were $197.0 million during the year ended December 31, 2023, compared with net cash inflows of $65.5 million in the year ended December 31, 2022, and net cash inflows of $437.9 million in the year ended December 31, 2021.

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
Federal Reserve Bank Discount Window and Bank Term Funding Program: The Federal Reserve Bank Discount Window and the BTFP are additional sources of liquidity, particularly during periods of economic uncertainty or stress. The Bank has a borrowing capacity with the Federal Reserve Bank of Chicago limited by the amount of municipal securities pledged against the line. As of December 31, 2023, the Bank had municipal securities with an approximate market value of $797.6 million pledged for liquidity purposes, and had additional borrowing capacity of $428.8 million. There were no outstanding borrowings through the FRB Discount Window at December 31, 2023. There were $285.0 million of BTFP borrowings outstanding at December 31, 2023. The Federal Reserve has announced that it is ending the BTFP and will cease making new loans under this program on March 11, 2024.
Federal Home Loan Bank Advances: FHLB advances provide both a source of liquidity and long-term funding for the Bank. All credit exposure, including advances and federal funds borrowings from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current credit limit established by the FHLBDM is equal to 45% of the Bank’s total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit, and other sources of credit exposure to the FHLB. As of December 31, 2023, the Bank had $10.2 million of short-term FHLB advances and $6.3 million in long-term FHLB borrowings and additional borrowing capacity of $795.9 million.
Brokered Deposits and Reciprocal Deposits: The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. Board approval is required to exceed this limit. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits and an “undercapitalized” rating prohibits the Bank from using brokered deposits. At December 31, 2023, the Company held $221.0 million of brokered deposits.
Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5.00 billion, with some exceptions for financial institutions that do not meet such criteria. At December 31, 2023, the Company had $15.2 million of reciprocal time deposits and $128.0 million of reciprocal interest bearing non-maturity deposits, and $58.0 million non-interest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 15% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2023.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2023
Dollar change	$1,280	$(347)	$229	$111
Percent change	0.9%	(0.2)%	0.2%	0.1%

December 31, 2022
Dollar change	$8,398	$5,637	$(6,738)	$(13,921)
Percent change	5.2%	3.5%	(4.2)%	(8.7)%
As of December 31, 2023, 32.9% of the Company’s interest-earning asset balances will reprice or are expected to pay down in the next 12 months, and 41.1% of the Company’s deposit balances are low cost or no cost deposits.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 8, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses
At December 31, 2023, the Company’s total loans were $4.13 billion and the associated allowance for credit losses was $51.5 million. As explained in Note 1 of the consolidated financial statements, the allowance for credit losses consists of reserves for expected losses over the life of the loans that have been identified by management related to specific borrowing relationships that are collateral dependent financial assets evaluated for impairment (individual basis), as well as expected credit losses inherent in the loan portfolio that are not specifically identified (pool basis). The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (DCF) method or a loss-rate method to estimate expected credit losses which includes adjustments for forecast periods. In addition, management utilizes qualitative factors to adjust the calculated allowance for credit losses as appropriate. Qualitative factors are based on management’s judgement of company, market, industry, or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

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

•We tested the completeness, accuracy and relevance of the data inputs used by management as a basis for the qualitative factors by agreeing them to internal and external data sources.

•We tested management’s process by evaluating the reasonableness of the overall qualitative factor adjustments based on the data inputs used by management.

Goodwill
The Company’s goodwill balance on December 31, 2023 was $62.5 million. As explained in Note 1 of the consolidated financial statements, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. The Company estimates the fair value of the single reporting unit by making significant estimates and assumptions related to the specific circumstances of the reporting unit, such as net interest income and net income projections, based on historical results and industry data, and the selection of an appropriate discount rate. During 2023, the Company identified a triggering event due to the volatility and overall decrease in the Company’s stock price and performed an interim impairment test.

We identified management’s goodwill impairment assessments as a critical audit matter because of the complexity of the analyses and certain significant assumptions, including the projected cash flows, discount rate, control premium, transaction multiples and trading multiples of comparable companies. Auditing management’s assumptions required significant auditor judgment and increased audit effort, including the use of our valuation specialists.

Our audit procedures related to management’s goodwill impairment assessments include the following, among others:

•We obtained an understanding of the relevant controls related to the goodwill impairment assessments and tested such controls for design and operating effectiveness, including controls over management’s preparation of cash flow projections, review of the significant assumptions, such as discount rate, control premium and transaction multiples of comparable market companies and review of the computations.

•We utilized internal valuation specialists to assist in evaluating the reasonableness of significant assumptions by:

–Reviewing publicly available market data and comparing it to management’s estimate of the control premium used by management;

–Comparing publicly available market transactions and trading multiples for comparable market companies to assumptions used in management’s analysis; and

–Testing the relevance and reliability of source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.

•We evaluated the reasonableness of management’s cash flow projections by comparing forecasts to historical data and by comparison of current operating ratios, such as return on assets, loan to deposit and net interest margin to historical and peer group results.

/s/ RSM US LLP
We have served as the Company’s auditor since 2013.
Des Moines, Iowa
March 8, 2024

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2023	2022
ASSETS
Cash and due from banks	$76,237	$83,990
Interest earning deposits in banks	5,479	2,445
Federal funds sold	11	—
Total cash and cash equivalents	81,727	86,435
Debt securities available for sale at fair value	795,134	1,153,547
Held to maturity securities at amortized cost	1,075,190	1,129,421
Total securities	1,870,324	2,282,968
Loans held for sale	1,045	612
Gross loans held for investment	4,138,352	3,854,791
Unearned income, net	(11,405)	(14,267)
Loans held for investment, net of unearned income	4,126,947	3,840,524
Allowance for credit losses	(51,500)	(49,200)
Total loans held for investment, net	4,075,447	3,791,324
Premises and equipment, net	85,742	87,125
Goodwill	62,477	62,477
Other intangible assets, net	24,069	30,315
Foreclosed assets, net	3,929	103
Other assets	222,780	236,517
Total assets	$6,427,540	$6,577,876

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$897,053	$1,053,450
Interest bearing deposits	4,498,620	4,415,492
Total deposits	5,395,673	5,468,942
Short-term borrowings	300,264	391,873
Long-term debt	123,296	139,210
Other liabilities	83,929	85,058
Total liabilities	5,903,162	6,085,083

Commitments and contingencies (Note 18)

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,694,306 and 15,623,977	16,581	16,581
Additional paid-in capital	302,157	302,085
Retained earnings	294,784	289,289
Treasury stock at cost, 886,711 and 957,040 shares	(24,245)	(26,115)
Accumulated other comprehensive loss	(64,899)	(89,047)
Total shareholders' equity	524,378	492,793
Total liabilities and shareholders' equity	$6,427,540	$6,577,876
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021
Interest income
Loans, including fees	$202,179	$148,284	$141,036
Taxable investment securities	38,978	39,019	25,692
Tax-exempt investment securities	7,540	9,379	9,947
Other	916	77	91
Total interest income	249,613	196,759	176,766
Interest expense
Deposits	85,764	20,245	13,198
Short-term borrowings	11,119	3,070	551
Long-term debt	8,558	7,086	6,736
Total interest expense	105,441	30,401	20,485
Net interest income	144,172	166,358	156,281
Credit loss expense (benefit)	5,849	4,492	(7,336)
Net interest income after credit loss expense (benefit)	138,323	161,866	163,617
Noninterest income
Investment services and trust activities	12,249	11,223	11,675
Service charges and fees	8,349	7,477	6,259
Card revenue	7,214	7,210	7,015
Loan revenue	4,700	10,504	12,948
Bank-owned life insurance	2,500	2,305	2,162
Investment securities (losses) gains, net	(18,789)	271	242
Other	2,200	8,529	2,152
Total noninterest income	18,423	47,519	42,453
Noninterest expense
Compensation and employee benefits	76,410	78,103	69,937
Occupancy expense of premises, net	10,034	10,272	9,274
Equipment	9,195	8,693	7,816
Legal and professional	7,365	8,646	5,256
Data processing	5,799	5,574	5,216
Marketing	3,610	4,272	4,022
Amortization of intangibles	6,247	6,069	5,357
FDIC insurance	3,294	1,660	1,572
Communications	910	1,125	1,332
Foreclosed assets, net	13	(18)	233
Other	9,036	8,392	6,577
Total noninterest expense	131,913	132,788	116,592
Income before income tax expense	24,833	76,597	89,478
Income tax expense	3,974	15,762	19,992
Net income	$20,859	$60,835	$69,486

Per common share information
Earnings - basic	$1.33	$3.89	$4.38
Earnings - diluted	$1.33	$3.87	$4.37
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Net income	$20,859	$60,835	$69,486

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from AFS debt securities:
Unrealized net gain (loss) on debt securities AFS	10,421	(111,667)	(45,032)
Reclassification adjustment for losses (gains) included in net income	19,768	(271)	(242)
Reclassification of the change in fair value of AFS debt securities attributable to change in hedged risk	(819)	—	—
Income tax (expense) benefit	(7,433)	28,951	11,817
Unrealized net gain (loss) on AFS debt securities, net of reclassification adjustments	21,937	(82,987)	(33,457)
Reclassification of AFS debt securities to HTM:
Amortization of the net unrealized loss from the reclassification of AFS debt securities to HTM	2,284	3,781	—
Income tax expense	(578)	(976)	—
Amortization of net unrealized loss from the reclassification of AFS debt securities to HTM, net	1,706	2,805	—
Unrealized gain from cash flow hedging instruments:
Unrealized net gains in cash flow hedging instruments	2,471	—	—
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(1,795)	—	—
Income tax expense	(171)	—	—
Unrealized net gains on cash flow hedge instruments, net of reclassification adjustment	505	—	—
Other comprehensive income (loss), net of tax	$24,148	$(80,182)	$(33,457)
Comprehensive income (loss)	$45,007	$(19,347)	$36,029
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$16,581	$300,137	$188,191	$(14,251)	$24,592	$515,250
Net income	—	—	69,486	—	—	69,486
Other comprehensive loss	—	—	—	—	(33,457)	(33,457)
Release/lapse of restriction on RSUs (49,907 shares, net)	—	(1,350)	(30)	1,259	—	(121)
Repurchase of common stock (395,540 shares)	—	—	—	(11,554)	—	(11,554)
Share-based compensation	—	2,153	—	—	—	2,153
Dividends paid on common stock ($0.9000 per share)	—	—	(14,282)	—	—	(14,282)
Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	$527,475
Net income	—	—	60,835	—	—	60,835
Other comprehensive loss	—	—	—	—	(80,182)	(80,182)
Release/lapse of restriction on RSUs (44,231 shares, net)	—	(1,396)	(41)	1,156	—	(281)
Repurchase of common stock (91,401 shares)	—	—	—	(2,725)	—	(2,725)
Share-based compensation	—	2,541	—	—	—	2,541
Dividends paid on common stock ($0.9500 per share)	—	—	(14,870)	—	—	(14,870)
Balance at December 31, 2022	$16,581	$302,085	$289,289	$(26,115)	$(89,047)	$492,793
Net income	—	—	20,859	—	—	20,859
Other comprehensive income	—	—	—	—	24,148	24,148
Release/lapse of restriction on RSUs (70,329 shares, net)	—	(2,331)	(148)	1,870	—	(609)
Share-based compensation	—	2,403	—	—	—	2,403
Dividends paid on common stock ($0.9700 per share)	—	—	(15,216)	—	—	(15,216)
Balance at December 31, 2023	$16,581	$302,157	$294,784	$(24,245)	$(64,899)	$524,378

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating Activities:
Net income	$20,859	$60,835	$69,486
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense (benefit)	5,849	4,492	(7,336)
Depreciation, amortization, and accretion	12,572	10,162	1,566
Net change in premises and equipment due to writedown or sale	(92)	724	271
Share-based compensation	2,403	2,541	2,153
Net loss (gain) on sale or call of debt securities available for sale	19,768	(271)	(242)
Net gain on sale of equity securities	(979)	—	—
Net change in foreclosed assets due to writedown or sale	(38)	(31)	155
Net gain on sale of loans held for sale	(1,166)	(1,842)	(8,052)
Origination and participations purchased of loans held for sale	(49,166)	(90,493)	(293,235)
Proceeds from sales of loans held for sale	49,899	104,640	348,326
Increase in cash surrender value of bank-owned life insurance	(2,500)	(2,305)	(1,889)
(Increase) decrease in deferred income taxes, net	(330)	4,326	1,768
Bargain purchase gain	—	(3,769)	—
Change in:
Other assets	6,420	(37,206)	6,615
Other liabilities	(929)	38,525	(8,032)
Net cash provided by operating activities	$62,570	$90,328	$111,554
Investing Activities:
Purchases of equity securities	$(1,125)	$(1,250)	$—
Proceeds from sales of equity securities	2,011	—	—
Proceeds from sales of debt securities available for sale	326,179	129,823	52,183
Proceeds from maturities and calls of debt securities available for sale	130,740	142,006	404,894
Purchases of debt securities available for sale	(89,815)	(386,278)	(1,137,996)
Proceeds from maturities and calls of debt securities held to maturity	54,543	125,456	—
Net (increase) decrease in loans held for investment	(290,174)	(312,562)	251,856
Purchases of premises and equipment	(4,055)	(2,663)	(2,014)
Proceeds from sale of foreclosed assets	184	795	2,117
Proceeds from sale of premises and equipment	1,240	29	642
Net cash acquired in business acquisition	—	31,375	—
Net cash provided by (used in) provided by investing activities	$129,728	$(273,269)	$(428,318)
Financing Activities:
Net (decrease) increase in:
Deposits	$(73,389)	$(109,378)	$567,302
Short-term borrowings	(91,609)	208,964	(49,421)
Payments of subordinated debt issuance costs	—	—	(9)
Redemption of subordinated debentures	—	—	(10,835)
Payments on finance lease liability	(183)	(164)	(145)
Payments of Federal Home Loan Bank borrowings	(11,000)	(31,000)	(43,000)
Proceeds from other long-term debt	—	25,000	—
Payments of other long-term debt	(5,000)	(10,000)	—
Taxes paid relating to the release/lapse of restriction on RSUs	(609)	(281)	(121)
Dividends paid	(15,216)	(14,870)	(14,282)
Repurchase of common stock	—	(2,725)	(11,554)
Net cash (used in) provided by financing activities	$(197,006)	$65,546	$437,935
Net change in cash and cash equivalents	$(4,708)	$(117,395)	$121,171
Cash and cash equivalents at beginning of year	86,435	203,830	82,659
Cash and cash equivalents at end of year	$81,727	$86,435	$203,830

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$97,505	$27,841	$21,451
Cash paid during the period for income taxes, net of refunds	3,437	13,222	17,985
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets	$3,972	$510	$313
Investment securities purchased but not settled	—	—	2,480
Transfer of premises and equipment to assets held for sale	327	1,349	—
Transfer of debt securities available for sale to debt securities held to maturity	—	1,253,179	—

Supplemental Schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$—	$119,820	$—
Total loans held for investment, net	—	281,326	—
Premises and equipment	—	7,363	—
Core deposit intangible	—	16,500	—
Bank-owned life insurance	—	7,862	—
Other assets	—	6,278	—
Total non-cash assets acquired	—	439,149	—

Liabilities assumed:
Deposits	—	463,638	—
Short-term borrowings	—	1,541	—
FHLB borrowings	—	250	—
Other liabilities	—	1,326	—
Total liabilities assumed	$—	$466,755	$—

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Nature of Business and Significant Accounting Policies

Nature of business: MidWestOne Financial Group, Inc. (the “Company”), an Iowa Corporation formed in 1983, is a bank holding company under the BHCA and a financial holding company under the GLBA. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240. The Company owns all of the outstanding common stock of MidWestOne Bank (the “Bank”), an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa. We operate primarily through MidWestOne Bank, our bank subsidiary, and provide services to individuals, businesses, governmental units and institutional customers through a total of 57 banking offices as of December 31, 2023 in central and eastern Iowa, the Minneapolis/St. Paul metropolitan area in Minnesota, southwestern Wisconsin, Naples and Fort Myers, Florida, and Denver, Colorado. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The wealth management area of the Bank administers estates, personal trusts, and conservatorship accounts along with providing other management services to customers.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Loan Modifications for Borrowers Experiencing Financial Difficulty: Infrequently, the Company makes modifications to certain loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay a loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, including:

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company’s estimate of the ACL reflects losses expected over the contractual life of the assets, adjusted for estimated prepayments or curtailments. The contractual term does not consider extensions, renewals or modifications unless the Company has identified an expected MBEFD. A loan that has been modified or renewed is considered a MBEFD when the borrower is experiencing financial difficulty.

Liability for Off-Balance Sheet Credit Losses: Financial instruments include off-balance sheet credit losses, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The Company’s

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In 2023, due to the volatility and overall decrease in the Company’s stock price, management concluded that these factors led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of June 30, 2023. The Company concluded based upon the results of the interim assessment that the fair value of goodwill exceeded the book value on that date, and as such goodwill was not impaired. Based upon the Company’s annual assessment, the Company also concluded that goodwill was not impaired and therefore did not recognize any impairment losses during the year ended December 31, 2023 and December 31, 2022.

Certain other intangible assets that have finite lives are amortized on an accelerated basis over the estimated life of the assets. Such assets are evaluated for impairment if events and circumstances indicate a possible impairment. See Note 7. Goodwill and Intangible Assets for additional information.

Federal Home Loan Bank Stock: The Bank is a member of the FHLB of Des Moines and ownership of FHLB stock is a requirement for such membership. The amount of FHLB stock the Bank is required to hold is directly related to the amount of FHLB advances borrowed. This security is redeemable at par by the FHLB, and is, therefore, carried at cost. Redemption of this investment is at the option of the FHLB.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2023 and 2022.

Common Stock: On August 20, 2019, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $10.0 million of common stock through December 31, 2021. The repurchase program replaced the Company’s prior repurchase program that was announced in October 2018. Since the plan was announced on August 20, 2019, the Company repurchased 297,158 shares of common stock for approximately $7.9 million, leaving $2.1 million available to be repurchased under that repurchase program as of June 22, 2021, the end of such program.

On June 22, 2021, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. The repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. Since June 23, 2021 and through April 27, 2023, the Company repurchased 403,368 shares of common stock for approximately $12.0 million, leaving $3.0 million available to be repurchased.

On April 27, 2023, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. This new repurchase program replaced the Company’s prior repurchase program, adopted in June 2021, which was due to expire on December 31, 2023. Since April 28, 2023 and through December 31, 2023, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

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

Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption in 2023
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

On March 29, 2023, the FASB issued ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Under this ASU, if certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with an option to early adopt. The amendments must be applied on either a modified retrospective or a

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
retrospective basis, with certain exceptions for low-income-housing tax credit structures that aren’t accounted for using the proportional amortization method. The Company is currently evaluating the impact of ASU 2023-02.

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. Enhanced disclosures about significant segment expenses are included within this ASU. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with an option to early adopt. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with the segment expense categories and amounts disclosed in prior periods being based on the significant segment expense categories identified and disclosed in the period of adoption. The Company is currently evaluating the impact of ASU 2023-07.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. Additional transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information, will be required. The amendments are effective for annual periods beginning after December 15, 2024, with an option to early adopt. The amendments should be applied on a prospective basis, with retrospective application being permitted. The Company is currently evaluating the impact of ASU 2023-09.

Accounting Guidance Adopted in 2023
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 2.Business Combinations

Iowa First Bancshares Corp.
On June 9, 2022, the Company acquired 100% of the equity of IOFB through a merger and acquired its wholly-owned subsidiaries FNBM and FNBF for cash consideration of $46.7 million. The primary reasons for the acquisition were to enter the Muscatine, Iowa market and increase the Company’s presence in Fairfield, Iowa. Immediately following the completion of the acquisition, FNBM and FNBF were merged with and into the Bank.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the June 9, 2022 acquisition date, net of any applicable tax effects using a methodology similar to the Company's legacy assets and liabilities (refer to Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements for additional information regarding the fair value methodology). The bargain purchase gain, which is recorded in 'Other' noninterest income, was generated as a result of the estimated fair value of identifiable net assets acquired exceeding the merger consideration. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded. The revenue and earnings amount specific to IOFB since the acquisition date that are included in the consolidated results for the year ended December 31, 2022 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.
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
The following table summarizes DNVB acquisition-related expenses incurred in the year ended December 31, 2023, and IOFB acquisition-related expenses incurred in the years ended December 31, 2022 and December 30, 2021:

	Years Ended
	December 31,
(in thousands)	2023	2022	2021
Noninterest Expense
Compensation and employee benefits	$70	$471	$—
Occupancy expense of premises, net	—	1	—
Equipment	—	29	18
Legal and professional	191	948	202
Data processing	65	511	—
Marketing	38	164	2
Communications	—	3	—
Other	28	74	2
Total acquisition-related expenses	$392	$2,201	$224

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Debt Securities

On January 1, 2022, the Company transferred, at fair value, $1.25 billion of mortgage-backed securities, collateralized mortgage obligations, and securities issued by state and political subdivisions from the available for sale classification to the held to maturity classification. The net unrealized after tax loss of $11.5 million associated with those re-classified securities remained in accumulated other comprehensive loss and will be amortized over the remaining life of the securities. At December 31, 2023, there was $7.0 million of net unrealized after tax loss remaining in accumulated other comprehensive loss. No gains or losses were recognized in earnings at the time of the transfer.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities as of the dates indicated:

	As of December 31, 2023
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
(in thousands)
Available for Sale
State and political subdivisions	$139,482	$2	$9,345	$—	$130,139
Mortgage-backed securities	5,448	5	142	—	5,311
Collateralized loan obligations	50,541	135	239	—	50,437
Collateralized mortgage obligations	190,304	—	21,108	—	169,196
Corporate debt securities	487,361	57	47,367	—	440,051
Total available for sale debt securities	$873,136	$199	$78,201	$—	$795,134

Held to Maturity
State and political subdivisions	$532,422	$—	$65,932	$—	$466,490
Mortgage-backed securities	74,904	—	11,635	—	63,269
Collateralized mortgage obligations	467,864	—	102,360	—	365,504
Total held to maturity debt securities	$1,075,190	$—	$179,927	$—	$895,263

(1) Amortized cost for the held to maturity securities includes $0.2 million of unamortized gain in state and political subdivisions, $58.0 thousand of unamortized gains in mortgage-backed securities and $9.7 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

	As of December 31, 2022
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
(in thousands)
Available for Sale
U.S. Government agencies and corporations	$7,598	$—	$253	$—	$7,345
State and political subdivisions	303,573	27	18,244	—	285,356
Mortgage-backed securities	6,165	11	232	—	5,944
Collateralized mortgage obligations	172,568	—	25,375	—	147,193
Corporate debt securities	771,836	125	64,252	—	707,709
Total debt securities	$1,261,740	$163	$108,356	$—	$1,153,547

Held to Maturity
State and political subdivisions	$538,746	$—	$88,349	$—	$450,397
Mortgage-backed securities	81,032	—	12,851	—	68,181
Collateralized mortgage obligations	509,643	—	103,327	—	406,316
Total held to maturity debt securities	$1,129,421	$—	$204,527	$—	$924,894
(1) Amortized cost for the held to maturity securities includes $0.2 million of unamortized gain in state and political subdivisions, $36 thousand of unamortized losses in mortgage-backed securities and $11.9 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investment securities with a fair value of $1.16 billion and $690.2 million at December 31, 2023 and December 31, 2022, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At December 31, 2023 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $5.5 million and $3.7 million, respectively. At December 31, 2022 the accrued interest receivable on available for sale and held to maturity debt securities totaled $7.6 million and $3.7 million, respectively.

The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded at December 31, 2023, aggregated by investment category and length of time in a continuous loss position:

		As of December 31, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	149	$8,417	$492	$114,713	$8,853	$123,130	$9,345
Mortgage-backed securities	19	—	—	4,906	142	4,906	142
Collateralized loan obligations	2	17,696	239	—	—	17,696	239
Collateralized mortgage obligations	20	6,278	90	127,792	21,018	134,070	21,108
Corporate debt securities	133	2,377	80	429,222	47,287	431,599	47,367
Total	323	$34,768	$901	$676,633	$77,300	$711,401	$78,201

As of December 31, 2023, 149 state and political subdivisions securities with total unrealized losses of $9.3 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of December 31, 2023, 19 mortgage-backed securities and 20 collateralized mortgage obligations with unrealized losses totaling $21.3 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities, the level of credit enhancement, and credit agency ratings for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of December 31, 2023, 2 collateralized loan obligations with unrealized losses of $239 thousand were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of December 31, 2023, 133 corporate debt securities with total unrealized losses of $47.4 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

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

The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of December 31, 2023. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.

Proceeds and gross realized gains and losses on debt securities available for sale for the years ended December 31, 2023, 2022 and 2021, were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Proceeds from sales of debt securities available for sale	$326,179	$129,823	$52,183

Gross realized gains from sales of debt securities available for sale	—	—	940
Gross realized losses from sales of debt securities available for sale	(19,844)	(167)	(791)
Net realized (loss) gain from sales of debt securities available for sale(1)	$(19,844)	$(167)	$149
(1) The difference in investment security (losses) gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call or maturity of debt securities of $76 thousand, $438 thousand and $93 thousand for the years ended December 31, 2023, 2022, and 2021, respectively, and net realized gain from the sale of equity securities of $979 thousand for the year ended December 31, 2023.

The contractual maturity distribution of investment debt securities at December 31, 2023, is shown below. Expected maturities of MBS, CLO, and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$65,818	$64,730	$2,537	$2,502
Due after one year through five years	383,566	353,730	146,159	133,315
Due after five years through ten years	149,458	127,771	231,104	200,270
Due after ten years	28,001	23,959	152,622	130,403
	$626,843	$570,190	$532,422	$466,490
Mortgage-backed securities	5,448	5,311	74,904	63,269
Collateralized loan obligations	50,541	50,437	—	—
Collateralized mortgage obligations	190,304	169,196	467,864	365,504
Total	$873,136	$795,134	$1,075,190	$895,263

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.Loans Receivable and the Allowance for Credit Losses

The composition of loans by class of receivable was as follows:

	As of December 31,
(in thousands)	2023	2022
Agricultural	$118,414	$115,320
Commercial and industrial	1,075,003	1,055,162
Commercial real estate:
Construction & development	323,195	270,991
Farmland	184,955	183,913
Multifamily	383,178	252,129
Commercial real estate-other	1,333,982	1,272,985
Total commercial real estate	2,225,310	1,980,018
Residential real estate:
One- to four- family first liens	459,798	451,210
One- to four- family junior liens	180,639	163,218
Total residential real estate	640,437	614,428
Consumer	67,783	75,596
Loans held for investment, net of unearned income	4,126,947	3,840,524
Allowance for credit losses	(51,500)	(49,200)
Total loans held for investment, net	$4,075,447	$3,791,324

Loans with unpaid principal in the amount of $1.13 billion and $1.01 billion at December 31, 2023 and December 31, 2022, respectively, were pledged to the FHLB as collateral for borrowings.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing
December 31, 2023
Agricultural	$117,852	$338	$—	$224	$118,414	$—
Commercial and industrial	1,058,301	440	401	15,861	1,075,003	—
Commercial real estate:
Construction & development	323,165	30	—	—	323,195	—
Farmland	182,759	677	352	1,167	184,955	—
Multifamily	383,178	—	—	—	383,178	—
Commercial real estate-other	1,327,727	2,129	1,290	2,836	1,333,982	—
Total commercial real estate	2,216,829	2,836	1,642	4,003	2,225,310	—
Residential real estate:
One- to four- family first liens	453,212	3,572	1,741	1,273	459,798	468
One- to four- family junior liens	179,339	356	690	254	180,639	—
Total residential real estate	632,551	3,928	2,431	1,527	640,437	468
Consumer	67,622	118	28	15	67,783	—
Total	$4,093,155	$7,660	$4,502	$21,630	$4,126,947	$468

December 31, 2022
Agricultural	$114,922	$100	$—	$298	$115,320	$—
Commercial and industrial	1,052,406	922	111	1,723	1,055,162	—
Commercial real estate:
Construction & development	270,905	86	—	—	270,991	—
Farmland	182,115	729	—	1,069	183,913	—
Multifamily	252,129	—	—	—	252,129	—
Commercial real estate-other	1,266,874	5,574	45	492	1,272,985	—
Total commercial real estate	1,972,023	6,389	45	1,561	1,980,018	—
Residential real estate:
One- to four- family first liens	446,066	3,177	954	1,013	451,210	565
One- to four- family junior liens	161,989	301	78	850	163,218	—
Total residential real estate	608,055	3,478	1,032	1,863	614,428	565
Consumer	75,443	110	17	26	75,596	—
Total	$3,822,849	$10,999	$1,205	$5,471	$3,840,524	$565

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Agricultural	$235	$377	$12	$281	$—	$—
Commercial and industrial	17,770	2,728	12,549	1,049	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	1,654	2,278	1,490	1,997	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	3,441	6,397	853	5,647	—	—
Total commercial real estate	5,095	8,675	2,343	7,644	—	—
Residential real estate:
One- to four- family first liens	1,888	2,275	455	928	468	565
One- to four- family junior liens	876	1,165	—	—	—	—
Total residential real estate	2,764	3,440	455	928	468	565
Consumer	27	36	—	—	—	—
Total	$25,891	$15,256	$15,359	$9,902	$468	$565

The interest income recognized on loans that were on nonaccrual for the years ended December 31, 2023 and December 31, 2022 is $0.7 million and $0.5 million, respectively.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator, and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of December 31, 2023. As of December 31, 2023, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Agricultural
Pass	$11,859	$12,149	$8,352	$2,752	$689	$1,139	$71,680	$108,620
Special mention / watch	266	550	670	91	5	522	3,705	5,809
Substandard	709	193	302	208	—	224	2,349	3,985
Doubtful	—	—	—	—	—	—	—	—
Total	$12,834	$12,892	$9,324	$3,051	$694	$1,885	$77,734	$118,414
Commercial and industrial
Pass	$176,021	$224,924	$193,011	$117,326	$25,555	$116,661	$147,690	$1,001,188
Special mention / watch	2,541	416	3,209	3,385	193	272	14,692	24,708
Substandard	897	2,921	2,010	561	8,507	29,432	4,779	49,107
Doubtful	—	—	—	—	—	—	—	—
Total	$179,459	$228,261	$198,230	$121,272	$34,255	$146,365	$167,161	$1,075,003
CRE - Construction and development
Pass	$99,803	$163,126	$43,189	$3,393	$821	$700	$9,552	$320,584
Special mention / watch	1,097	—	464	—	—	—	467	2,028
Substandard	343	240	—	—	—	—	—	583
Doubtful	—	—	—	—	—	—	—	—
Total	$101,243	$163,366	$43,653	$3,393	$821	$700	$10,019	$323,195
CRE - Farmland
Pass	$25,666	$44,907	$47,068	$18,863	$6,587	$14,845	$1,642	$159,578
Special mention / watch	1,229	6,898	2,409	5,982	—	965	276	17,759
Substandard	1,830	210	1,542	1,052	926	2,029	29	7,618
Doubtful	—	—	—	—	—	—	—	—
Total	$28,725	$52,015	$51,019	$25,897	$7,513	$17,839	$1,947	$184,955
CRE - Multifamily
Pass	$32,077	$96,969	$111,032	$77,532	$8,701	$6,508	$4,208	$337,027
Special mention / watch	5,318	1,237	277	18,984	7,850	4,586	—	38,252
Substandard	—	—	7,572	327	—	—	—	7,899
Doubtful	—	—	—	—	—	—	—	—
Total	$37,395	$98,206	$118,881	$96,843	$16,551	$11,094	$4,208	$383,178
CRE - Other
Pass	$199,698	$295,066	$256,718	$250,676	$77,509	$90,170	$51,827	$1,221,664
Special mention / watch	364	1,306	3,300	4,823	4,282	2,395	3,856	20,326
Substandard	325	26,555	19,253	19,103	8,242	17,876	638	91,992
Doubtful	—	—	—	—	—	—	—	—
Total	$200,387	$322,927	$279,271	$274,602	$90,033	$110,441	$56,321	$1,333,982
RRE - One- to four- family first liens
Pass/Performing	$62,644	$125,777	$92,767	$54,028	$19,674	$81,660	$13,283	$449,833
Special mention / watch	629	716	36	620	1,827	319	—	4,147
Substandard/Nonperforming	1,156	191	738	165	164	3,404	—	5,818
Doubtful	—	—	—	—	—	—	—	—
Total	$64,429	$126,684	$93,541	$54,813	$21,665	$85,383	$13,283	$459,798
RRE - One- to four- family junior liens
Performing	$23,551	$29,919	$18,733	$7,292	$2,590	$7,867	$89,810	$179,762
Nonperforming	—	192	—	25	23	637	—	877
Total	$23,551	$30,111	$18,733	$7,317	$2,613	$8,504	$89,810	$180,639
Consumer
Performing	$26,028	$14,319	$10,042	$4,421	$1,451	$7,350	$4,145	$67,756
Nonperforming	—	22	—	—	3	2	—	27
Total	$26,028	$14,341	$10,042	$4,421	$1,454	$7,352	$4,145	$67,783

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans by Origination Year						Revolving Loans
December 31, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Total by Credit Quality Indicator Category
Pass	$607,768	$962,918	$752,137	$524,570	$139,536	$311,683	$299,882	$3,598,494
Special mention / watch	11,444	11,123	10,365	33,885	14,157	9,059	22,996	113,029
Substandard	5,260	30,310	31,417	21,416	17,839	52,965	7,795	167,002
Doubtful	—	—	—	—	—	—	—	—
Performing	49,579	44,238	28,775	11,713	4,041	15,217	93,955	247,518
Nonperforming	—	214	—	25	26	639	—	904
Total	$674,051	$1,048,803	$822,694	$591,609	$175,599	$389,563	$424,628	$4,126,947

	Term Loans by Origination Year						Revolving Loans
December 31, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$8	$1	$17	$2	$—	$—	$28
Commercial and industrial	239	343	223	133	464	45	—	1,447
CRE - Construction and development	—	—	—	—	—	—	—	—
CRE - Farmland	—	—	—	—	—	—	—	—
CRE - Multifamily	—	—	—	—	—	—	—	—
CRE - Other	—	—	—	—	—	2,337	—	2,337
RRE - One-to-four-family first liens	—	—	—	—	—	36	—	36
RRE - One-to-four-family junior liens	—	19	—	—	—	—	—	19
Consumer	—	621	30	12	12	10		685
Total Current Period Gross Write-offs	$239	$991	$254	$162	$478	$2,428	$—	$4,552

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2022. As of December 31, 2022, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2022 (in thousands)	2022	2021	2020	2019	2018	Prior		Total
Agricultural
Pass	$20,279	$12,511	$5,398	$2,883	$939	$1,063	$65,395	$108,468
Special mention / watch	143	1,012	115	36	—	604	1,655	3,565
Substandard	48	646	366	4	7	302	1,914	3,287
Doubtful	—	—	—	—	—	—	—	—
Total	$20,470	$14,169	$5,879	$2,923	$946	$1,969	$68,964	$115,320
Commercial and industrial
Pass	$262,500	$232,263	$151,567	$48,199	$27,680	$115,877	$163,205	$1,001,291
Special mention / watch	3,975	3,574	5,465	592	3,299	1,864	12,299	31,068
Substandard	556	166	1,172	756	556	18,585	1,012	22,803
Doubtful	—	—	—	—	—	—	—	—
Total	$267,031	$236,003	$158,204	$49,547	$31,535	$136,326	$176,516	$1,055,162
CRE - Construction and development
Pass	$144,597	$73,832	$19,324	$989	$1,058	$549	$28,069	$268,418
Special mention / watch	1,787	499	—	—	—	—	—	2,286
Substandard	281	—	—	—	—	6	—	287
Doubtful	—	—	—	—	—	—	—	—
Total	$146,665	$74,331	$19,324	$989	$1,058	$555	$28,069	$270,991
CRE - Farmland
Pass	$55,251	$52,802	$28,744	$7,266	$8,406	$12,895	$1,946	$167,310
Special mention / watch	3,058	2,229	1,470	—	225	21	1,693	8,696
Substandard	148	1,974	1,192	1,136	1,459	1,998	—	7,907
Doubtful	—	—	—	—	—	—	—	—
Total	$58,457	$57,005	$31,406	$8,402	$10,090	$14,914	$3,639	$183,913
CRE - Multifamily
Pass	$31,018	$93,907	$84,573	$17,137	$2,549	$5,161	$49	$234,394
Special mention / watch	1,000	—	1,567	—	5,931	1,178	—	9,676
Substandard	—	7,725	334	—	—	—	—	8,059
Doubtful	—	—	—	—	—	—	—	—
Total	$32,018	$101,632	$86,474	$17,137	$8,480	$6,339	$49	$252,129
CRE - Other
Pass	$322,753	$314,376	$296,368	$79,408	$31,041	$81,708	$51,064	$1,176,718
Special mention / watch	8,858	3,399	13,245	10,365	1,137	8,122	2,518	47,644
Substandard	752	589	19,702	13,294	10,197	4,089	—	48,623
Doubtful	—	—	—	—	—	—	—	—
Total	$332,363	$318,364	$329,315	$103,067	$42,375	$93,919	$53,582	$1,272,985
RRE - One- to four- family first liens
Pass/ performing	$139,289	$103,534	$63,627	$23,831	$21,868	$77,967	$11,438	441,554
Special mention / watch	1,074	611	672	1,920	150	702	—	5,129
Substandard/ nonperforming	175	438	174	175	674	2,891	—	4,527
Doubtful	—	—	—	—	—	—	—	—
Total	$140,538	$104,583	$64,473	$25,926	$22,692	$81,560	$11,438	$451,210
RRE - One- to four- family junior liens
Performing	$37,296	$22,908	$8,906	$3,058	$3,757	$6,330	$79,798	$162,053
Nonperforming	—	23	31	179	756	76	100	1,165
Total	$37,296	$22,931	$8,937	$3,237	$4,513	$6,406	$79,898	$163,218
Consumer
Performing	$32,584	$18,979	$7,966	$3,489	$1,646	$6,641	$4,255	$75,560
Nonperforming	—	2	16	9	4	5	—	36
Total	$32,584	$18,981	$7,982	$3,498	$1,650	$6,646	$4,255	$75,596
Total by Credit Quality Indicator Category
Pass	$975,687	$883,225	$649,601	$179,713	$93,541	$295,220	$321,166	$3,398,153
Special mention / watch	19,895	11,324	22,534	12,913	10,742	12,491	18,165	108,064
Substandard	1,960	11,538	22,940	15,365	12,893	27,871	2,926	95,493
Doubtful	—	—	—	—	—	—	—	—
Performing	69,880	41,887	16,872	6,547	5,403	12,971	84,053	237,613
Nonperforming	—	25	47	188	760	81	100	1,201
Total	$1,067,422	$947,999	$711,994	$214,726	$123,339	$348,634	$426,410	$3,840,524

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Allowance for Credit Losses
The following are the economic factors utilized by the Company for its loan credit loss estimation process at December 31, 2023, and the forecast for each factor at that date: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) Year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) Year-to-year change in CRE Index - decreases in the next four forecasted quarters; (4) Year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) Year-to-year change in National Home Price Index – increases over the next two forecasted quarters, with declines in the third and fourth forecasted quarters; and (6) rental vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The increase in the ACL between the years ended December 31, 2022 and December 31, 2023 was driven by loan growth, as well as reserves related to loans individually evaluated for impairment. Net loan charge-offs were $3.7 million for the year ended December 31, 2023, as compared to net loan charge-offs of $6.6 million for the year ended December 31, 2022.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets' totaled $19.7 million and $15.3 million at December 31, 2023 and December 31, 2022, respectively and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Years Ended December 31, 2023, 2022 and 2021
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2023
Beginning balance	$923	$22,855	$20,123	$4,678	$621	$49,200
Charge-offs	(28)	(1,447)	(2,337)	(55)	(685)	(4,552)
Recoveries	203	373	20	27	180	803
Credit loss expense (benefit)(1)	(485)	(38)	5,953	112	507	6,049
Ending balance	$613	$21,743	$23,759	$4,762	$623	$51,500
2022
Beginning balance	$667	$17,294	$26,120	$4,010	$609	$48,700
PCD allowance established in acquisition	512	1,473	1,227	159	—	$3,371
Charge-offs	(326)	(2,051)	(4,328)	(195)	(756)	(7,656)
Recoveries	11	682	160	86	154	1,093
Credit loss expense (benefit)(1)	59	5,457	(3,056)	618	614	3,692
Ending balance	$923	$22,855	$20,123	$4,678	$621	$49,200
2021
Beginning balance	$1,346	$15,689	$32,640	$4,882	$943	$55,500
Charge-offs	(170)	(1,015)	(602)	(107)	(438)	(2,332)
Recoveries	149	1,604	742	88	185	2,768
Credit loss expense (benefit)(1)	(658)	1,016	(6,660)	(853)	(81)	(7,236)
Ending balance	$667	$17,294	$26,120	$4,010	$609	$48,700

(1)The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $0.2 million, credit loss expense of $0.8 million, and credit loss benefit of $0.1 million related to off-balance sheet credit exposures for the years ended December 31, 2023, December 31, 2022, and December 30, 2021, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The composition of allowance for credit losses by portfolio segment based on evaluation method was as follows:

	As of December 31, 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$11	$17,231	$10,932	$983	$—	$29,157
Collectively evaluated for impairment	118,403	1,057,772	2,214,378	639,454	67,783	4,097,790
Total	$118,414	$1,075,003	$2,225,310	$640,437	$67,783	$4,126,947
Allowance for credit losses
Individually evaluated for impairment	$—	$2,616	$705	$16	$—	$3,337
Collectively evaluated for impairment	613	19,127	23,054	4,746	623	48,163
Total	$613	$21,743	$23,759	$4,762	$623	$51,500

	As of December 31, 2022
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$2,531	$2,184	$15,768	$1,650	$—	$22,133
Collectively evaluated for impairment	112,789	1,052,978	1,964,250	612,778	75,596	3,818,391
Total	$115,320	$1,055,162	$1,980,018	$614,428	$75,596	$3,840,524
Allowance for loan losses
Individually evaluated for impairment	$500	$600	$705	$180	$—	$1,985
Collectively evaluated for impairment	423	22,255	19,418	4,498	621	47,215
Total	$923	$22,855	$20,123	$4,678	$621	$49,200
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of December 31, 2023
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$11	$—	$—	$11	$—
Commercial and industrial	15,991	—	1,240	17,231	2,616
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	5,403	—	—	5,403	—
Multifamily	—	—	—	—	—
Commercial real estate-other	5,350	—	179	5,529	705
Residential real estate:
One- to four- family first liens	481	—	—	481	—
One- to four- family junior liens	—	—	502	502	16
Consumer	—	—	—	—	—
Total	$27,236	$—	$1,921	$29,157	$3,337

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

The following table presents the amortized cost basis of loans as of December 31, 2023 that were modified during the year ended December 31, 2023 and experiencing financial difficulty at the time of the modification by class and by type of modification:

					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Principal Forgiveness, Term Extension, & Interest Rate Reduction	Payment Delay & Term Extension	Total Class of Financing Receivable
Agricultural	$—	$10	$—	$—	$—	$—	$—	$—	0.01%
Commercial and industrial	—	260	2,888	—	95	300	—	185	0.35%
CRE - Construction and development	—	—	583	—	—	—	—	—	0.18%
CRE - Farmland	—	—	1,823	—	—	—	—	—	0.99%
CRE - Multifamily	—	—	—	—	—	—	—	—	—%
CRE - Other	—	5,468	1,165	—	—	—	—	—	0.50%
RRE - One- to four- family first liens	—	—	—	—	—	—	—	—	—%
RRE - One- to four- family junior liens	—	—	14	—	—	—	—	—	0.01%
Consumer	—	—	—	—	—	—	—	—	—%
Total	$—	$5,738	$6,473	$—	$95	$300	$—	$185

The Company has no additional commitment to lend amounts to the borrowers included in the previous table as of December 31, 2023. For the year ended December 31, 2023, the Company had 17 modified loans totaling $1.4 million to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the performance as of December 31, 2023 of loans that were modified while the borrower was experiencing financial difficulty at the time of modification in the last 12 months:

(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$—	$10	$—	$—	$10
Commercial and industrial	3,653	—	—	75	3,728
CRE - Construction and development	583	—	—	—	583
CRE - Farmland	1,471	—	352	—	1,823
CRE - Multifamily	—	—	—	—	—
CRE - Other	6,633	—	—	—	6,633
RRE - One- to four- family first liens	—	—	—	—	—
RRE - One- to four- family junior liens	14	—	—	—	14
Consumer	—	—	—	—	—
Total	$12,354	$10	$352	$75	$12,791

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Commercial and industrial	$63	1.25%	7.4
CRE - Construction and development	—	—%	15.9
CRE - Farmland	—	—%	1.3
CRE - Other	18	—%	5.6
RRE - One- to four- family first liens	—	—%	3.9
RRE - One- to four- family junior liens	—	—%	49.8
Total	$81	1.25%	5.3

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

	As of December 31, 2023			As of December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps - loans	$41,101	$2,071	$902	$24,018	$2,556	$—
Interest rate swaps - securities	150,000	—	821	—	—	—
Cash flow hedges
Interest rate swaps	200,000	940	264	—	—	—
Total	$391,101	$3,011	$1,987	$24,018	$2,556	$—

Not designated as hedging instruments:
Interest rate swaps	$432,648	$22,028	$22,038	$331,197	$21,084	$21,087
RPAs - protection sold	18,778	4	—	—	—	—
RPAs - protection purchased	31,145	—	9	9,421	—	—
Interest rate lock commitments	1,461	50	—	1,372	7	—
Interest rate forward loan sales contracts	2,075	—	23	1,400	8	—
Total	$486,107	$22,082	$22,070	$343,390	$21,099	$21,087

Derivatives Designated as Hedging Instruments
The Company uses derivative instruments to hedge its exposure to economic risks. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value or cash flow hedges.
Fair Value Hedges - Derivatives are designated as fair value hedges to limit the Company's exposure to changes in the fair value of assets or liabilities due to movements in interest rates. The Company entered into pay-fixed receive-floating interest rate swaps to manage its exposure to changes in fair value in certain fixed-rate assets, including AFS debt securities and loans. The gain or loss on the loan fair value hedge derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. The change in the fair value of the available for sale securities attributable to changes in the hedged risk is recorded in accumulated other comprehensive income and subsequently reclassified into interest income, as applicable, in the same period(s) to offset the changes in the fair value of the swap, which is also recognized in interest income.
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. The Company entered into pay-fixed receive-variable interest rate swaps to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt, including brokered deposits. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the next 12 months, the Company estimates that an additional $1.6 million of income will be reclassified into interest expense.
The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2023 and 2022.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,			Year Ended December 31,
(in thousands)	2023	2022		2023	2022
Interest rate swaps	$2,471	$—	Interest Expense	$1,795	$—
The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Years Ended December 31,
	2023		2022		2021
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value or cash flow hedges are recorded	$1,106	$—	$(36)	$—	$(439)	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts - loans:
Hedged items	1,836	—	(3,536)	—	(1,441)	—
Derivative designated as hedging instruments	(563)	—	3,500	—	1,052	—

Interest contracts - securities:
Hedged items	819	—	—	—	—	—
Derivative designated as hedging instruments	(530)	—	—	—	—	—

Income statement effect of cash flow hedging relationship in subtopic 815-20:
Interest contracts:
Amount reclassified from AOCI into income	1,795	—	—	—	—	—
As of December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$39,976	$(1,163)
Securities	$150,819	$819
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Years Ended December 31,
(in thousands)		2023	2022	2021
Interest rate swaps	Other income	$(8)	$9	$38
RPAs	Other income	65	1	2
Interest rate lock commitments	Loan revenue	43	(323)	330
Interest rate forward loan sales contracts	Loan revenue	(31)	(15)	24
Total		$69	$(328)	$394
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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of December 31, 2023 and December 31, 2022, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Assets / Liabilities
(in thousands)				Financial Instruments	Cash Collateral Received / Paid
As of December 31, 2023
Asset Derivatives	$25,093	$—	$25,093	$—	$15,549	$9,544
Liability Derivatives	24,057	—	24,057	—	2,420	21,637

As of December 31, 2022
Asset Derivatives	$23,655	$—	$23,655	$—	$18,858	$4,797
Liability Derivatives	21,087	—	21,087	—	3,460	17,627
Credit-Risk-Related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2023, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.4 million.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.Premises and Equipment

Premises and equipment as of December 31, 2023 and 2022 were as follows:

	As of December 31,
(in thousands)	2023	2022
Land	$14,998	$15,068
Buildings and leasehold improvements	93,685	93,627
Furniture and equipment	23,057	22,614
Construction in process	1,119	503
Premises and equipment	132,859	131,812
Accumulated depreciation and amortization	47,117	44,687
Premises and equipment, net	$85,742	$87,125

Premises and equipment depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 was $5.1 million, $5.1 million and $4.8 million, respectively.

Note 7.Goodwill and Intangible Assets

The carrying amount of goodwill was $62.5 million at December 31, 2023 and December 31, 2022.

As indicated in Note 2. Business Combinations, the Company acquired a core deposit intangible from IOFB on June 9, 2022 with an estimated fair value of $16.5 million, which will be amortized over its estimated useful life of 10 years. The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets as of the dates indicated:

	As of December 31, 2023			As of December 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$58,245	$(41,499)	$16,746	$58,245	$(35,822)	$22,423
Customer relationship intangible	5,265	(5,008)	257	5,265	(4,490)	775
Other	2,700	(2,674)	26	2,700	(2,623)	77
	$66,210	$(49,181)	$17,029	$66,210	$(42,935)	$23,275
Indefinite-lived trade name intangible			7,040			7,040
Total other intangible assets, net			$24,069			$30,315

The following table provides the estimated future amortization expense of intangible assets:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
Year ending December 31,
2024	$4,705	$239	$24	$4,968
2025	3,751	18	2	3,771
2026	2,797	—	—	2,797
2027	1,843	—	—	1,843
2028	1,325	—	—	1,325
Thereafter	2,325	—	—	2,325
Total	$16,746	$257	$26	$17,029

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8.Other Assets

The components of the Company’s other assets as of December 31, 2023 and December 31, 2022 were as follows:

	As of December 31,
(in thousands)	2023	2022
Bank-owned life insurance	$98,039	$95,539
Interest receivable	29,768	27,090
FHLB stock	5,806	19,248
Mortgage servicing rights	13,333	13,421
Operating lease right-of-use assets, net	2,337	2,492
Federal and state taxes, current	1,556	2,366
Federal and state taxes, deferred	31,218	39,071
Derivative assets	25,093	23,655
Other receivables/assets	15,630	13,635
	$222,780	$236,517

Note 9.Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $1.20 billion at December 31, 2023 and $1.25 billion at December 31, 2022. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 10. Deposits

The following table presents the composition of our deposits as of the dates indicated:

	As of December 31,
(in thousands)	2023	2022
Noninterest bearing deposits	$897,053	$1,053,450
Interest checking deposits	1,320,435	1,624,278
Money market deposits	1,105,493	937,340
Savings deposits	650,655	664,169
Time deposits of $250 and under	973,253	686,233
Time deposits over $250	448,784	503,472
Total deposits	$5,395,673	$5,468,942

At December 31, 2023, the scheduled maturities of certificates of deposits were as follows:

(in thousands)
2024	$1,236,794
2025	130,541
2026	30,685
2027	10,185
2028	7,213
Thereafter	6,619
Total	$1,422,037

The Company had $15.2 million and $4.3 million in reciprocal time deposits as of December 31, 2023 and December 31, 2022, respectively. Included in money market deposits at December 31, 2023 and December 31, 2022 were $128.0 million and $40.0 million, respectively, of interest-bearing reciprocal deposits. Included in noninterest bearing deposits at December 31, 2023 were $58.0 million of noninterest-bearing reciprocal deposits, with no noninterest-bearing reciprocal deposits at December 31, 2022. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
coverage for all participating deposits. In addition, included within the time deposits of $250 and under was $221.0 million of brokered deposits as of December 31, 2023 and $126.8 million of brokered deposits as of December 31, 2022.

As of December 31, 2023 and December 31, 2022, the Company had public entity deposits that were collateralized by investment securities of $183.4 million and $387.8 million, respectively.

Note 11. Short-Term Borrowings

The following table summarizes our short-term borrowings as of the dates indicated:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.72%	$5,064	1.32%	$156,373
Federal Home Loan Bank advances	5.64	10,200	4.48	235,500
Federal Reserve Bank borrowings	4.82	285,000	—	—
Total	4.78%	$300,264	3.22%	$391,873
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

Federal Funds Purchased: The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either December 31, 2023 or December 31, 2022.

Federal Reserve Bank Borrowings: At December 31, 2023 and December 31, 2022, the Company had no Federal Reserve Discount Window borrowings, while the financing capacity was $428.8 million as of December 31, 2023 and $105.6 million as of December 31, 2022. At December 31, 2023, the Company had $285.0 million BTFP borrowings, with additional borrowing capacity of $155.9 million as of December 31, 2023. As of December 31, 2023 and December 31, 2022, the Bank had pledged municipal securities with a market value of $797.6 million and $115.2 million, respectively.

Other: The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 19, 2023 such that the revolving commitment matures on September 30, 2024, with no updates made to the fee structure or the interest rate. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no balance outstanding under this revolving credit facility as of both December 31, 2023 and December 31, 2022.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Long-Term Debt

Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

December 31, 2023	Face Value	Book Value	Interest Rate	Rate	Maturity Date	Callable Date
	(in thousands)
ATBancorp Statutory Trust I	$7,732	$6,970	Three-month CME Term SOFR + 0.26% Spread + 1.68% Margin	7.33%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,034	Three-month CME Term SOFR + 0.26% Spread + 1.65%	7.30%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,861	Three-month CME Term SOFR + 0.26% Spread + 2.15%	7.77%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,964	Three-month CME Term SOFR + 0.26% Spread + 3.50%	9.15%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month CME Term SOFR + 0.26% Spread + 1.59%	7.24%	12/15/2037	12/15/2012
Total	$44,847	$42,293

December 31, 2022
ATBancorp Statutory Trust I	$7,732	$6,928	Three-month LIBOR + 1.68%	6.45%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	10,969	Three-month LIBOR + 1.65%	6.42%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,832	Three-month LIBOR + 2.15%	6.88%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,923	Three-month LIBOR + 3.50%	8.27%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	Three-month LIBOR + 1.59%	6.36%	12/15/2037	12/15/2012
Total	$44,847	$42,116

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

Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At December 31, 2023, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes.

Other Long-Term Debt
Other long-term borrowings were as follows as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$604	8.89%	$787
FHLB borrowings	3.11	6,262	2.91	17,301
Notes payable to unaffiliated bank	6.89	10,000	5.67	15,000
Total	5.56%	$16,866	4.30%	$33,088

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 7, 2022, pursuant to a credit agreement with a correspondent bank, the Company entered into a $35.0 million term note payable maturing on June 30, 2027. Principal and interest are payable quarterly and began on September 30, 2022. Interest accrues at the monthly reset term SOFR rate plus 1.55%. As customary, the credit agreement includes covenants requiring the Company to, among other things, maintain minimum levels of both regulatory capital and certain financial ratios; the Company certifies compliance with the covenants on a quarterly basis. For the reporting period ended December 31, 2023, the Company’s fixed charge coverage ratio, as defined in the credit agreement, was below the minimum allowed. The violation was due primarily to investment securities losses in the first and fourth quarters of 2023 recognized in connection with the Company’s balance sheet repositioning. The Company requested from the lender a waiver of default, which was granted on January 26, 2024. On February 12, 2024, the credit agreement, including certain covenants, was amended. We do not expect to be in violation of the covenants.

As a member of the FHLBDM, the Bank may borrow funds from the FHLB, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. In addition, the FHLB has established a maximum credit capacity to the Bank that is equal to 45% of the Bank’s total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit and other sources of credit exposure to the FHLB. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements. See Note 3. Debt Securities of the notes to the consolidated financial statements.

As of December 31, 2023, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2024	3.11%	$6,250
Valuation adjustment from acquisition accounting		12
Total		$6,262

Note 13. Income Taxes

Income taxes for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	December 31,
(in thousands)	2023	2022	2021
Current:
Federal tax expense	$2,438	$7,204	$12,675
State tax expense	1,866	4,232	5,549
Deferred:
Deferred income tax expense	(330)	4,326	1,768
Total income tax provision	$3,974	$15,762	$19,992

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax expense (benefit) based on statutory rate for the year ended December 31, 2023, 2022 and 2021 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	Year ended December 31,
	2023		2022		2021
(dollars in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$5,215	21.0%	$16,085	21.0%	$18,790	21.0%
Tax-exempt interest	(2,391)	(9.6)	(3,505)	(4.6)	(3,500)	(3.9)
Bank-owned life insurance	(525)	(2.1)	(484)	(0.6)	(451)	(0.5)
State income taxes, net of federal income tax benefit	1,476	5.9	3,805	5.0	4,624	5.2
Bargain purchase gain	—	—	(792)	(1.0)	—	—
Non-deductible acquisition expenses	36	0.2	55	0.1	41	—
General business credits	(40)	(0.2)	(60)	(0.1)	22	—
State tax reduction	—	—	835	1.1	—	—
Other	203	0.8	(177)	(0.3)	466	0.5
Total income tax expense	$3,974	16.0%	$15,762	20.6%	$19,992	22.3%

Net deferred tax assets as of December 31, 2023 and December 31, 2022 consisted of the following components:

	December 31,
(in thousands)	2023	2022
Deferred income tax assets:
Allowance for credit losses	$14,232	$13,693
Deferred compensation	3,441	3,299
Net operating losses (state and federal)	8,407	7,707
Unrealized losses on investment securities	22,172	30,355
Accrued compensation	1,189	1,565
ROU liabilities	781	852
Other	1,975	2,474
Gross deferred tax assets	52,197	59,945

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	5,272	5,020
Purchase accounting adjustments	2,674	3,220
Mortgage servicing rights	3,382	3,403
ROU assets	754	804
Other	756	1,237
Gross deferred tax liabilities	12,838	13,684
Net deferred income tax asset	39,359	46,261
Valuation allowance	8,141	7,190
Net deferred tax asset	$31,218	$39,071
The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards. The Iowa net operating loss carryforwards amounting to approximately $74.1 million will expire in various amounts from 2024 to 2044. As of December 31, 2023 and 2022, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward and the temporary differences associated with the Iowa corporate income tax return. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2023 and December 31, 2022.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. For the period through July 31, 2023, the Company matched 100% of the first 3% of employee contributions, and 50% of the next 2% of employee contributions, up to a maximum amount of 4% of an employee’s compensation. Effective August 1, 2023, the Company matches 100% of the first 4% of employee contributions, and 50% of the next 2% of employee contributions, up to a maximum amount of 5% of an employee’s compensation. Company matching contributions for the years ended December 31, 2023, 2022 and 2021 were $2.3 million, $2.0 million, and $1.9 million, respectively.

The Company has an ESOP covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. For the year ended December 31, 2023, financial performance did not meet the threshold for contributions to the ESOP, and as such no contributions were made. For the years ended December 31, 2022 and December 31, 2021, total ESOP contribution expense was $1.7 million and $2.0 million, respectively.

The Company provides Health Savings Account contributions to its employees enrolled in high deductible plans. Company contributions for the years ended December 31, 2023, 2022 and 2021 were $0.3 million each year.

Supplemental Executive Retirement Plans: The Company has entered into nonqualified supplemental executive retirement plans (SERPs) with certain executive officers. The SERPs allow certain executives to accumulate retirement benefits beyond those provided by the qualified plans. Changes in the liability related to the SERPs, included in other liabilities, were as follows for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Balance, beginning	$1,087	$1,246	$1,395
Company contributions and interest	80	(12)	79
Cash payments made	(137)	(147)	(228)
Balance, ending	$1,030	$1,087	$1,246
Salary Continuation Plans: The Company has salary continuation plans for several officers and directors. These plans provide payments of various amounts upon retirement or death. There are no employee compensation deferrals to these plans. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. Changes in the salary continuation agreements, included in other liabilities, were as follows for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Balance, beginning	$3,597	$4,289	$4,771
Company paid interest	90	103	137
Cash payments made	(418)	(795)	(619)
Balance, ending	$3,269	$3,597	$4,289
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the deferred compensation agreements, included in other liabilities, were as follows for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Balance, beginning	$6,156	$5,880	$6,159
Employee deferrals	692	441	223
Company paid interest	633	582	142
Cash payments made	(559)	(747)	(644)
Balance, ending	$6,922	$6,156	$5,880
Post-retirement Death Benefit Plan: The Company has an insurance benefit plan for several officers that provides a life insurance benefit upon retirement from the Company. Changes in the accrued balance, included in other liabilities, were as follows for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Balance, beginning	$2,205	$1,991	$1,905
Company deferral expense	177	214	86
Balance, ending	$2,382	$2,205	$1,991

To provide the retirement benefits for the aforementioned SERPs, salary continuation plans, deferred compensation plans, and post-retirement death benefit plan, the Company carries life insurance policies which had cash values totaling $85.5 million, $83.3 million and $81.2 million at December 31, 2023, 2022 and 2021, respectively.

Note 15. Stock Compensation Plans

Under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), the Company was permitted to grant a total of 500,000 shares of the Company’s common stock as stock options, stock appreciation rights, and stock awards, and also to grant cash incentive awards to eligible individuals. On April 27, 2023, the 2023 Equity Incentive Plan (the “2023 Plan”) was approved by the Company’s shareholders. The 2023 Plan replaces the 2017 Plan, and allows the Company to grant a total of 700,000 shares of the Company’s common stock as stock options, stock appreciation rights, and stock awards, and also to grant cash incentive awards to eligible individuals. As of December 31, 2023, 670,462 shares of the Company’s common stock remained available for future awards under the 2023 Plan.

During 2023, the Company recognized $2.4 million of stock based compensation expense related to restricted stock unit grants. In comparison, during 2022 and 2021, the Company recognized $2.5 million and $2.2 million, respectively, related to restricted stock unit grants.

Under the 2017 Plan and the 2023 Plan, the Company may grant restricted stock unit awards that vest upon the completion of future service requirements or specified performance criteria. Generally, all restricted stock units vest upon death, disability, or in connection with a change in control. In addition, both TRSUs and PRSUs receive forfeitable dividend equivalents. To the extent there is a financial restatement, any performance-based or incentive-based compensation that has been paid is subject to clawback.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
attainment of the financial metrics is less than probable, in which case a portion of the amortization is suspended, or (2) attainment of the financial metrics is improbable, in which case a portion of the previously recognized amortization is reversed and also suspended.

The following is a summary of non-vested restricted stock unit activity for the year ended December 31, 2023:

		Weighted-Average
	Shares	Grant-Date Fair Value
Non-vested at December 31, 2022	187,115	$30.19
Granted based upon satisfaction of a performance factor	5,971	30.32
Granted	96,373	28.29
Vested	(90,803)	30.12
Forfeited	(1,309)	31.18
Reinvested	8,495	29.52
Non-vested at December 31, 2023	205,842	$29.30

The fair value of restricted stock unit awards that vested during 2023 was $2.6 million, compared to $1.7 million and $1.6 million during the years ended December 31, 2022 and 2021, respectively. As of December 31, 2023, the total compensation costs related to non-vested restricted stock units that have not yet been recognized totaled $2.4 million, and the weighted average period over which these costs are expected to be recognized is approximately 1.7 years
Note 16. Earnings per Share

Basic per-share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2023	2022	2021
Basic Earnings Per Share:
Net income	$20,859	$60,835	$69,486
Weighted average shares outstanding	15,678,045	15,649,247	15,876,727
Basic earnings per common share	$1.33	$3.89	$4.38

Diluted Earnings Per Share:
Net income	$20,859	$60,835	$69,486
Weighted average shares outstanding, included all dilutive potential shares	15,724,842	15,700,607	15,905,035
Diluted earnings per common share	$1.33	$3.87	$4.37

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

As of December 31, 2023, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since this date that

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer of 2.5%, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements.

As of December 31, 2023 and December 31, 2022, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore no amounts were held in reserve for each of these periods.

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements in effect as of December 31, 2023 and December 31, 2022, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
At December 31, 2023:
Consolidated:
Total capital/risk weighted assets	$668,748	12.53%	$560,596	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	554,177	10.38	453,816	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	511,884	9.59	373,731	7.00	N/A	N/A
Tier 1 leverage capital/average assets	554,177	8.58	258,487	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$656,027	12.49%	$551,658	10.50%	$525,388	10.00%
Tier 1 capital/risk weighted assets	606,456	11.54	446,580	8.50	420,310	8.00
Common equity tier 1 capital/risk weighted assets	606,456	11.54	367,772	7.00	341,502	6.50
Tier 1 leverage capital/average assets	606,456	9.39	258,339	4.00	322,924	5.00
At December 31, 2022:
Consolidated:
Total capital/risk weighted assets	$653,380	12.07%	$568,452	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	544,300	10.05	460,175	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	502,184	9.28	378,968	7.00	N/A	N/A
Tier 1 leverage capital/average assets	544,300	8.35	260,891	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$654,297	12.10%	$567,684	10.50%	$540,652	10.00%
Tier 1 capital/risk weighted assets	610,217	11.29	459,554	8.50	432,522	8.00
Common equity tier 1 capital/risk weighted assets	610,217	11.29	378,456	7.00	351,424	6.50
Tier 1 leverage capital/average assets	610,217	9.36	260,776	4.00	325,970	5.00
(1) Includes the capital conservation buffer of 2.50%.

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

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	December 31,
(in thousands)	2023	2022
Commitments to extend credit	$1,203,001	$1,190,607
Commitments to sell loans	1,045	612
Standby letters of credit	7,795	18,398
Total	$1,211,841	$1,209,617

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At December 31, 2023, the liability for off-balance-sheet credit losses totaled $4.6 million, whereas the total amount of the liability as of December 31, 2022 was $4.8 million. The total amount recorded in credit loss expense for the years ended December 31, 2023 and December 31, 2022, was a benefit of $0.2 million and an expense of $0.8 million, respectively.

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

Concentrations of Credit Risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 65% of the loans are real estate loans and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa, California, and Minnesota. The carrying value of investment securities of Iowa, California and Minnesota political subdivisions totaled 13%, 12%, and 10%, respectively, as of December 31, 2023.

Note 19. Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(in thousands)	2023	2022
Balance, beginning	$15,603	$14,584
Advances	17,729	6,001
Change due to collections, loans sold, or changes in related parties	(18,692)	(4,982)
Balance, ending	$14,640	$15,603

Available credit	$14,836	$8,716

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $10.6 million and $14.4 million as of December 31, 2023 and December 31, 2022, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from non-related parties.

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
Recurring Basis
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities - The fair value for investment securities are determined by quoted market prices, if available (Level 1). The Company utilizes an independent pricing service to obtain the fair value of debt securities. Debt securities issued by the U.S. Treasury and other U.S. Government agencies and corporations, mortgage-backed securities, collateralized loan obligations, and collateralized mortgage obligations are priced utilizing industry-standard models that consider various assumptions, including time value, yield curves, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace (Level 2). Municipal securities are valued using a type of matrix, or grid, pricing in which securities are benchmarked against the treasury rate based on credit rating (Level 2).
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
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
State and political subdivisions	$130,139	$—	$130,139	$—
Mortgage-backed securities	5,311	—	5,311	—
Collateralized loan obligations	50,437	—	50,437	—
Collateralized mortgage obligations	169,196	—	169,196	—
Corporate debt securities	440,051	—	440,051	—
Derivative assets	25,093	—	25,043	50
Mortgage servicing rights	13,333	—	13,333	—

Liabilities:
Derivative liabilities	$24,057	$—	$24,057	$—

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Government agencies and corporations	$7,345	$—	$7,345	$—
State and political subdivisions	285,356	—	285,356	—
Mortgage-backed securities	5,944	—	5,944	—
Collateralized mortgage obligations	147,193	—	147,193	—
Corporate debt securities	707,709	—	707,709	—
Derivative assets	23,655	—	23,648	7
Mortgage servicing rights	13,421	—	13,421	—

Liabilities:
Derivative liabilities	$21,087	$—	$21,087	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the years ended December 31, 2023 or December 31, 2022. Changes in the fair value of available for sale debt securities, including the changes attributable to the hedged risk, are included in other comprehensive income.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	December 31, 2023	December 31, 2022	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$50	$7	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	70%	-	100%	88%

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
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at December 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$6,524	$—	$—	$6,524
Foreclosed assets, net	3,929	—	—	3,929

	Fair Value Measurement at December 31, 2022 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$3,159	$—	$—	$3,159
Foreclosed assets, net	103	—	—	103

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the date indicated:

	Fair Value at
(dollars in thousands)	December 31, 2023	December 31, 2022	Valuation Techniques(s)	Unobservable Input	Range of Inputs		Weighted Average
Collateral dependent individually analyzed loans	$6,524	$3,159	Fair value of collateral	Valuation adjustments	—%	33%	11%
Foreclosed assets, net	3,929	103	Fair value of collateral	Valuation adjustments	4%	4%	4%

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The carrying amount and estimated fair value of financial instruments at December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$81,727	$81,727	$81,727	$—	$—
Debt securities available for sale	795,134	795,134	—	795,134	—
Debt securities held to maturity	1,075,190	895,263	—	895,263	—
Loans held for sale	1,045	1,083	—	1,083	—
Loans held for investment, net	4,075,447	3,953,368	—	—	3,953,368
Interest receivable	29,768	29,768	—	29,768	—
FHLB stock	5,806	5,806	—	5,806	—
Derivative assets	25,093	25,093	—	25,043	50
Financial liabilities:
Noninterest bearing deposits	897,053	897,053	897,053	—	—
Interest bearing deposits	4,498,620	4,489,322	3,076,582	1,412,740	—
Short-term borrowings	300,264	300,264	300,264	—	—
Finance leases payable	604	604	—	604	—
FHLB borrowings	6,262	6,199	—	6,199	—
Junior subordinated notes issued to capital trusts	42,293	37,938	—	37,938	—
Subordinated debentures	64,137	61,940	—	61,940	—
Other long-term debt	10,000	10,000	—	10,000	—
Derivative liabilities	24,057	24,057	—	24,057	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$86,435	$86,435	$86,435	$—	$—
Debt securities available for sale	1,153,547	1,153,547	—	1,153,547	—
Debt securities held to maturity	1,129,421	924,894	—	924,894	—
Loans held for sale	612	622	—	622	—
Loans held for investment, net	3,791,324	3,702,527	—	—	3,702,527
Interest receivable	27,090	27,090	—	27,090	—
FHLB stock	19,248	19,248	—	19,248	—
Derivative assets	23,655	23,655	—	23,648	7
Financial liabilities:
Noninterest bearing deposits	1,053,450	1,053,450	1,053,450	—	—
Interest bearing deposits	4,415,492	4,393,315	3,225,787	1,167,528	—
Short-term borrowings	391,873	391,873	391,873	—	—
Finance leases payable	787	787	—	787	—
FHLB borrowings	17,301	17,032	—	17,032	—
Junior subordinated notes issued to capital trusts	42,116	39,023	—	39,023	—
Subordinated debentures	64,006	64,004	—	64,004	—
Other long-term debt	15,000	15,000	—	15,000	—
Derivative liabilities	21,087	21,087	—	21,087	—

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2023 and December 31, 2022, the Company did not have any significant contract balances.

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

(dollars in thousands)	Classification	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	Other assets	$2,337	$2,492
Finance lease right-of-use asset	Premises and equipment, net	255	350
Total right-of-use assets		$2,592	$2,842

Operating lease liability	Other liabilities	$3,078	$3,359
Finance lease liability	Long-term debt	604	787
Total lease liabilities		$3,682	$4,146

Weighted-average remaining lease term:	Operating leases	10.20 years	9.23 years
	Finance lease	2.67 years	3.67 years
Weighted-average discount rate:	Operating leases	4.43%	4.23%
	Finance lease	8.89%	8.89%

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

	Years Ended December 31,
(in thousands)	2023	2022	2021
Lease Costs
Operating lease cost	$1,182	$1,165	$1,194
Variable lease cost	28	56	107
Interest on lease liabilities (1)	61	76	90
Amortization of right-of-use assets	96	96	95
Net lease cost	$1,367	$1,393	$1,486

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,265	$1,186	$1,177
Operating cash flows from finance lease	61	76	90
Finance cash flows from finance lease	183	164	145

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	857	638	232
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2023 were as follows:

(in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2024	$250	$1,047
December 31, 2025	254	568
December 31, 2026	172	430
December 31, 2027	—	302
December 31, 2028	—	138
Thereafter	—	1,600
Total undiscounted lease payment	$676	$4,085
Amounts representing interest	(72)	(1,007)
Lease liability	$604	$3,078

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax:

(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassificationof AFS Debt Securities to HTM	Unrealized Gain from Cash Flow Hedging Instruments	Total
Balance, December 31, 2020	$24,592	$—	$—	$24,592
Other comprehensive loss before reclassifications	(33,278)	—	—	(33,278)
Amounts reclassified from AOCI	(179)	—	—	(179)
Net current-period other comprehensive loss	(33,457)	—	—	(33,457)
Balance, December 31, 2021	$(8,865)	$—	$—	$(8,865)
Other comprehensive (loss) income before reclassifications	(82,788)	2,805	—	(79,983)
Amounts reclassified from AOCI	(199)	—	—	(199)
Net current-period other comprehensive (loss) income	(82,987)	2,805	—	(80,182)
Balance, December 31, 2022	$(91,852)	$2,805	$—	$(89,047)
Other comprehensive income before reclassifications	7,782	1,706	1,846	11,334
Amounts reclassified from AOCI	14,155	—	(1,341)	12,814
Net current-period other comprehensive income	21,937	1,706	505	24,148
Balance, December 31, 2023	$(69,915)	$4,511	$505	$(64,899)
The following table presents reclassifications out of AOCI:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Investment securities losses (gains), net	$19,768	$(271)	$(242)
Interest income	(819)	—	—
Interest expense	(1,795)	—	—
Income tax expense	(4,340)	72	63
Net of tax	$12,814	$(199)	$(179)

Note 24. Operating Segments

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 25. Parent Company Only Financial Information

The following are condensed balance sheets of MidWestOne Financial Group, Inc. as of December 31, 2023 and December 31, 2022 (parent company only):

	As of December 31,
(in thousands)	2023	2022
Assets
Cash	$19,818	$11,749
Investment in subsidiaries	618,950	600,826
Other assets	4,094	3,364
Total assets	$642,862	$615,939

Liabilities and Shareholders’ Equity
Long-term debt	$116,430	$121,122
Other liabilities	2,054	2,024
Total liabilities	118,484	123,146
Total shareholders’ equity	524,378	492,793
Total liabilities and shareholders’ equity	$642,862	$615,939

The following are condensed statements of income of MidWestOne Financial Group, Inc. for the years ended December 31, 2023, 2022, and 2021 (parent company only):

	Year Ended December 31,
(in thousands)	2023	2022	2021
Income
Dividends received from subsidiaries	$36,500	$36,000	$40,750
Interest and other income	153	3,349	247
Total income	36,653	39,349	40,997
Expense
Interest expense	(8,268)	(6,342)	(5,306)
Compensation and employee benefits	(2,860)	(2,976)	(2,523)
Other	(1,214)	(2,960)	(1,139)
Total expenses	(12,342)	(12,278)	(8,968)
Income before income taxes and equity in subsidiaries’ undistributed income	24,311	27,071	32,029
Income tax benefit	2,573	1,768	1,764
Equity in subsidiaries’ undistributed income	(6,025)	31,996	35,693
Net income	$20,859	$60,835	$69,486

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are condensed statements of cash flows of MidWestOne Financial Group, Inc. for the years ended December 31, 2023, 2022, and 2021 (parent company only):

	Year Ended December 31,
(in thousands)	2023	2022	2021
Operating Activities:
Net income	$20,859	$60,835	$69,486
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	6,025	(31,996)	(35,693)
Share-based compensation	2,403	2,541	2,153
Net change in other assets and other liabilities	732	(433)	327
Net cash provided by operating activities	$30,019	$30,947	$36,273
Investing Activities:
Proceeds from sales of equity securities	$—	$14	$70
Purchases of equity securities	(1,125)	(1,250)	(3)
Proceeds from intercompany sale of bank-owned life insurance	—	—	5,252
Net cash paid in business acquisition	—	(44,955)	—
Net cash (used in) provided by investing activities	$(1,125)	$(46,191)	$5,319
Financing Activities:
Payments of subordinated debt issuance costs	$—	$—	$(9)
Redemption of subordinated debentures	—	—	(10,835)
Proceeds from other long-term debt	—	25,000	—
Payments of other long-term debt	(5,000)	(10,000)	—
Taxes paid relating to the release/lapse of restriction on RSUs	(609)	(281)	(121)
Dividends paid	(15,216)	(14,870)	(14,282)
Repurchase of common stock	—	(2,725)	(11,554)
Net cash used in by financing activities	$(20,825)	$(2,876)	$(36,801)
Net (decrease) increase in cash	$8,069	$(18,120)	$4,791
Cash and cash equivalents at beginning of year	11,749	29,869	25,078
Cash and cash equivalents at end of year	$19,818	$11,749	$29,869

Note 26. Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2023, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2023 have been recognized in the consolidated financial statements for the period ended December 31, 2023. Events or transactions that provided evidence about conditions that did not exist at December 31, 2023, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2023.

On January 23, 2024, the board of directors of the Company declared a cash dividend of $0.2425 per share payable on March 15, 2024 to shareholders of record as of the close of business on March 1, 2024.

On January 31, 2024, the Company completed the acquisition of DNVB, parent company of the BOD. Immediately following completion of the acquisition, the BOD was merged with and into MidWestOne Bank. Under the terms of the merger agreement, DNVB shareholders received $462.42 in cash exchange for each share of DNVB stock. The value of the total deal consideration was $32.6 million. The acquisition is not considered significant under SEC regulations.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 27. Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(in thousands, except per share amounts)
2023
Interest income	$65,386	$63,572	$61,350	$59,305
Interest expense	32,827	28,997	24,388	19,229
Net interest income	32,559	34,575	36,962	40,076
Credit loss expense	1,768	1,551	1,597	933
Noninterest income (loss)	3,862	9,861	8,746	(4,046)
Noninterest expense	32,131	31,544	34,919	33,319
Income before income taxes	2,522	11,341	9,192	1,778
Income tax (benefit) expense	(208)	2,203	1,598	381
Net income	$2,730	$9,138	$7,594	$1,397

Earnings per common share
Basic	$0.17	$0.58	$0.48	$0.09
Diluted	$0.17	$0.58	$0.48	$0.09

2022
Interest income	$56,757	$53,421	$44,729	$41,852
Interest expense	13,193	7,688	5,004	4,516
Net interest income	43,564	45,733	39,725	37,336
Credit loss expense	572	638	3,282	—
Noninterest income	10,940	12,588	12,347	11,644
Noninterest expense	34,440	34,623	32,082	31,643
Income before income tax expense	19,492	23,060	16,708	17,337
Income tax expense	3,490	4,743	4,087	3,442
Net income	$16,002	$18,317	$12,621	$13,895

Earnings per common share
Basic	$1.02	$1.17	$0.81	$0.89
Diluted	$1.02	$1.17	$0.80	$0.88

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2023. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, assert that the Company maintained effective internal control over financial reporting as of December 31, 2023 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MidWestOne Financial Group, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements of the Company and our report dated March 8, 2024 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ RSM US LLP
Des Moines, Iowa
March 8, 2024

ITEM 9B.    OTHER INFORMATION.
Insider Trading Policy and Guidelines with Respect to Certain Transactions in Company Securities

On January 23, 2024, the Board of Directors approved the amended Insider Trading Policy and corresponding Guidelines with Respect to Certain Transactions in Company Securities of MidWestOne Financial Group, Inc, governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees, as well as by the Company iteself, that is designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. This amended policy is filed herewith as Exhibit 19.1.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Section 16(a) Reports,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2023 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2023 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2023 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2023 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (PCAOB ID: 49).
The information required by this Item 14 will be included in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders under the caption “Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2023 fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
(1) Financial Statements: The following consolidated financial statements of the registrant are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Report of Independent Registered Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets - December 31, 2023 and 2022
Consolidated Statements of Income - Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows - Years Ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements
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
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Articles of Amendment (Third Amendment) to the	Exhibit 3.1 to the Company’s Form 10-Q for the quarter
	Amended and Restated Articles of Incorporation of	ended March 31, 2017, filed with the SEC on May 4, 2017
MidWestOne Financial Group, Inc., filed with the Secretary
of State of the State of Iowa on April 21, 2017

3.5	Third Amended and Restated Bylaws, as Amended of	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc. as of October 18, 2022	filed with the SEC on October 19, 2022

4.1	Reference is made to Exhibits 3.1 through 3.5 hereof	N/A

4.2	Description of the Company’s Securities Registered	Exhibit 4.2 to the Company’s Form 10-K for the year ended
	Pursuant to Section 12 of the Securities Exchange Act of	December 31, 2022, filed with the SEC on March 13, 2023
1934

Exhibit
Number	Description	Incorporated by Reference to:
4.3	Indenture, dated July 28, 2020, by and between	Exhibit 4.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on July 29, 2020
National Association, as trustee

4.4	Forms of 5.75% Fixed-to-Floating Rate Subordinated Note	Exhibit 4.1 to the Company’s Current Report on Form 8-K
	due 2030 (included as Exhibit A-1 and Exhibit A-2 to the	filed with the SEC on July 29, 2020
Indenture filed as Exhibit 4.3 hereto)

10.1	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 to the Company’s Annual Report on Form 10-K
	Ownership Plan and Trust (Restated as of January 1,	filed with the SEC on March 6, 2020
2013)*

10.2	MidWestOne Financial Group, Inc. 2017 Equity	Appendix A of the Company’s Definitive Proxy Statement on
	Incentive Plan*	Schedule 14A filed with the SEC on March 10, 2017

10.3	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 10.4 to the Company’s Annual Report on Form 10-K
	Incentive Plan Restricted Stock Unit Award Agreement*	filed with the SEC on March 11, 2021

10.4	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 10.5 to the Company’s Annual Report on Form 10-K
	Incentive Plan Performance-Based Restricted Stock Unit	filed with the SEC on March 11, 2021
Award Agreement*

10.5	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Charles N. Funk, dated October 18, 2017*	Form 8-K filed with the SEC on October 18, 2017

10.6	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001*	November 27, 2007

10.7	Employment Agreement between MidWestOne Financial	Exhibit 10.5 to the Company’s Current Report on
	Group, Inc. and James M. Cantrell, dated October 18,	Form 8-K filed with the SEC on October 18, 2017
2017*

10.8	Credit Agreement by and between MidWestOne	Filed herewith
Financial Group, Inc. and U.S. Bank National Association
dated June 7, 2022

10.9	First Amendment to the Credit Agreement by and	Filed herewith
between MidWestOne Financial Group, Inc. and U.S. Bank
National Association dated September 30, 2022

10.10	Second Amendment to the Credit Agreement by and	Filed herewith
between MidWestOne Financial Group, Inc. and U.S. Bank
National Association dated September 19, 2023

10.11	Third Amendment to the Credit Agreement by and	Filed herewith
between MidWestOne Financial Group, Inc. and U.S. Bank
National Association dated February 12, 2024

10.12	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Barry S. Ray, effective June 4, 2018*	Form 8-K filed with the SEC on May 4, 2018

10.13	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Gary L. Sims, effective June 25, 2018*	Form 8-K filed with the SEC on June 11, 2018

Exhibit
Number	Description	Incorporated by Reference to:
10.14	Change in Control Agreement between MidWestOne	Exhibit 10.23 to the Company’s Annual Report on Form 10-K
	Financial Group, Inc. and David Lindstrom, effective	filed with the SEC on March 8, 2019
February 21, 2018*

10.15	Change in Control Agreement between MidWestOne	Exhibit 10.13 to the Company’s Annual Report on Form 10-K
	Financial Group, Inc. and Gregory W. Turner, effective	filed with the SEC on March 6, 2020
October 13, 2017*

10.16	Amended and Restated MidWestOne Financial Group, Inc.	Exhibit 10.16 to the Company’s Annual Report on Form 10-K
	Executive Deferred Compensation Plan, effective	filed with the SEC on March 11, 2021
December 15, 2020*

10.17	Amended and Restated Employment Agreement between	Exhibit 10.18 to the Company’s Annual Report on Form 10-K
	MidWestOne Financial Group, Inc. and Len D. Devaisher,	filed with the SEC on March 10, 2022
dated March 8, 2022*

10.18	Letter Agreement which revises the Amended and Restated	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Employment Agreement between MidWestOne Financial	filed with the SEC on September 29, 2022
Group, Inc. and Len D. Devaisher, dated September 27, 2022*

10.19	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Group, Inc. and Charles N. Reeves, dated November 1, 2022*	filed with the SEC on October 19, 2022

10.20	Letter Agreement, dated January 24, 2023, from the	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Compensation Committee of the Board of Directors	filed with the SEC on January 26, 2023
of MidWestOne Financial Group, Inc., to Charles N. Funk
regarding compensation matters*

10.21	MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan*	Exhibit 4.6 to the Company’s Form S-8 filed with the SEC on
May 5, 2023

10.22	Form of MidWestOne Financial Group, Inc. 2023 Equity	Exhibit 4.7 to the Company’s Form S-8 filed with the SEC on
	Incentive Plan Restricted Stock Unit Award Agreement*	May 5, 2023

10.23	Form of MidWestOne Financial Group, Inc. 2023 Equity	Exhibit 4.8 to the Company’s Form S-8 filed with the SEC on
	Incentive Plan Performance-Based Restricted Stock Unit	May 5, 2023
Award Agreement*

19.1	Insider Trading Policy and Guidelines with Respect to	Filed herewith
Certain Transactions in Company Securities of
MidWestOne Financial Group, Inc., as amended
January 23, 2024

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of RSM US LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

Exhibit
Number	Description	Incorporated by Reference to:
31.3	Certification of Principal Accounting Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Principal Accounting Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

97.1	MidWestOne Financial Group, Inc. Clawback Policy	Filed herewith

101	The following financial statements from the Company’s	Filed herewith
Annual Report on Form 10-K for the year ended
December 31, 2023, formatted in Inline XBRL:
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 8, 2024	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. REEVES	Chief Executive Officer; Director	March 8, 2024
Charles N. Reeves	(Principal Executive Officer)

/s/ BARRY S. RAY	Chief Financial Officer	March 8, 2024
Barry S. Ray	(Principal Financial Officer)

/s/ JOHN J. RUPPEL	Chief Accounting Officer	March 8, 2024
John J. Ruppel	(Principal Accounting Officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 8, 2024
Kevin W. Monson

/s/ LARRY D. ALBERT	Director	March 8, 2024
Larry D. Albert

/s/ RICHARD R. DONOHUE	Director	March 8, 2024
Richard R. Donohue

/s/ CHARLES N. FUNK	Director	March 8, 2024
Charles N. Funk

/s/ JANET E. GODWIN	Director	March 8, 2024
Janet E. Godwin

/s/ DOUGLAS H. GREEFF	Director	March 8, 2024
Douglas H. Greeff

/s/ RICHARD J. HARTIG	Director	March 8, 2024
Richard J. Hartig

/s/ JENNIFER L. HAUSCHILDT	Director	March 8, 2024
Jennifer L. Hauschildt

/s/ MATTHEW J. HAYEK	Director	March 8, 2024
Matthew J. Hayek

/s/ RUTH E. HEINONEN	Director	March 8, 2024
Ruth E. Heinonen

/s/ NATHANIEL J. KAEDING	Director	March 8, 2024
Nathaniel J. Kaeding

/s/ TRACY S. MCCORMICK	Director	March 8, 2024
Tracy S. McCormick