Form 10-Q
period 2024-03-31
MidWestOne Financial Group, Inc.
filed 2024-05-07
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 3, 2024, there were 15,755,319 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available for Sale	FHLBC	Federal Home Loan Bank of Chicago
AOCI	Accumulated Other Comprehensive Income	FHLBDM	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FNBF	First National Bank in Fairfield
ATM	Automated Teller Machine	FNBM	First National Bank of Muscatine
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FNMA	Federal National Mortgage Association
BHCA	Bank Holding Company Act of 1956, as amended	FRB	Board of Governors of the Federal Reserve System
BOD	Bank of Denver	GAAP	U.S. Generally Accepted Accounting Principles
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act of 1999
CAA	Consolidated Appropriations Act, 2021	GNMA	Government National Mortgage Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	IOFB	Iowa First Bancshares Corp.
CECL	Current Expected Credit Loss	LIBOR	The London Inter-bank Offered Rate
CMO	Collateralized Mortgage Obligations	MBEFD	Loan Modification for Borrowers Experiencing Financial Difficulty
COVID-19	Coronavirus Disease 2019	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	PCD	Purchase Credit Deteriorated
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
DCF	Discounted Cash Flows	ROU	Right-of-Use
DNVB	Denver Bankshares, Inc.	RPA	Credit Risk Participation Agreement
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$68,430	$76,237
Interest earning deposits in banks	29,328	5,479
Federal funds sold	4	11
Total cash and cash equivalents	97,762	81,727
Debt securities available for sale at fair value	797,230	795,134
Held to maturity securities at amortized cost	1,064,939	1,075,190
Total securities	1,862,169	1,870,324
Loans held for sale	2,329	1,045
Gross loans held for investment	4,433,258	4,138,352
Unearned income, net	(18,612)	(11,405)
Loans held for investment, net of unearned income	4,414,646	4,126,947
Allowance for credit losses	(55,900)	(51,500)
Total loans held for investment, net	4,358,746	4,075,447
Premises and equipment, net	95,986	85,742
Goodwill	71,118	62,477
Other intangible assets, net	29,531	24,069
Foreclosed assets, net	3,897	3,929
Other assets	226,477	222,780
Total assets	$6,748,015	$6,427,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$920,764	$897,053
Interest bearing deposits	4,664,472	4,498,620
Total deposits	5,585,236	5,395,673
Short-term borrowings	422,988	300,264
Long-term debt	122,066	123,296
Other liabilities	89,685	83,929
Total liabilities	6,219,975	5,903,162

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,750,471 and 15,694,306	16,581	16,581
Additional paid-in capital	300,845	302,157
Retained earnings	294,066	294,784
Treasury stock at cost, 830,546 and 886,711 shares	(22,648)	(24,245)
Accumulated other comprehensive loss	(60,804)	(64,899)
Total shareholders' equity	528,040	524,378
Total liabilities and shareholders' equity	$6,748,015	$6,427,540
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands, except per share amounts)	2024	2023
Interest income
Loans, including fees	$57,947	$46,490
Taxable investment securities	9,460	10,444
Tax-exempt investment securities	1,710	2,127
Other	418	244
Total interest income	69,535	59,305
Interest expense
Deposits	27,726	15,319
Short-term borrowings	4,975	1,786
Long-term debt	2,103	2,124
Total interest expense	34,804	19,229
Net interest income	34,731	40,076
Credit loss expense	4,689	933
Net interest income after credit loss expense	30,042	39,143
Noninterest income (loss)
Investment services and trust activities	3,503	2,933
Service charges and fees	2,144	2,008
Card revenue	1,943	1,748
Loan revenue	856	1,420
Bank-owned life insurance	660	602
Investment securities gains (losses), net	36	(13,170)
Other	608	413
Total noninterest income (loss)	9,750	(4,046)
Noninterest expense
Compensation and employee benefits	20,930	19,607
Occupancy expense of premises, net	2,813	2,746
Equipment	2,600	2,171
Legal and professional	2,059	1,736
Data processing	1,360	1,363
Marketing	598	986
Amortization of intangibles	1,637	1,752
FDIC insurance	942	749
Communications	196	261
Foreclosed assets, net	358	(28)
Other	2,072	1,976
Total noninterest expense	35,565	33,319
Income before income tax expense	4,227	1,778
Income tax expense	958	381
Net income	$3,269	$1,397

Per common share information
Earnings - basic	$0.21	$0.09
Earnings - diluted	$0.21	$0.09
Dividends paid	$0.2425	$0.2425
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(unaudited) (dollars in thousands)	2024	2023
Net income	$3,269	$1,397

Other comprehensive income, net of tax:
Unrealized gain from AFS debt securities:
Unrealized net gain (loss) on debt securities AFS	2,151	(285)
Reclassification adjustment for (gains) losses included in net income	(36)	13,170
Reclassification of the change in fair value of AFS debt securities attributable to change in hedged risk	882	—
Income tax (expense)	(758)	(3,260)
Unrealized net gain on AFS debt securities, net of reclassification adjustments	2,239	9,625
Reclassification of AFS debt securities to HTM:
Amortization of the net unrealized loss from the reclassification of AFS debt securities to HTM	501	581
Income tax expense	(127)	(147)
Amortization of net unrealized loss from the reclassification of AFS debt securities to HTM, net	374	434
Unrealized gain from cash flow hedging instruments:
Unrealized net gains in cash flow hedging instruments	2,772	138
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(788)	—
Income tax expense	(502)	(35)
Unrealized net gains on cash flow hedge instruments, net of reclassification adjustment	1,482	103
Other comprehensive income, net of tax	4,095	10,162
Comprehensive income	$7,364	$11,559
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$16,581	$302,085	$289,289	$(26,115)	$(89,047)	$492,793
Net income	—	—	1,397	—	—	1,397
Other comprehensive income	—	—	—	—	10,162	10,162
Release/lapse of restriction on RSUs (51,348 shares)	—	(1,767)	(118)	1,336	—	(549)
Share-based compensation	—	648	—	—	—	648
Dividends paid on common stock ($0.2425 per share)	—	—	(3,801)	—	—	(3,801)
Balance at March 31, 2023	$16,581	$300,966	$286,767	$(24,779)	$(78,885)	$500,650

Balance at December 31, 2023	$16,581	$302,157	$294,784	$(24,245)	$(64,899)	$524,378
Net income	—	—	3,269	—	—	3,269
Other comprehensive income	—	—	—	—	4,095	4,095
Release/lapse of restriction on RSUs (56,165 shares, net)	—	(1,953)	(167)	1,597	—	(523)
Share-based compensation	—	641	—	—	—	641
Dividends paid on common stock ($0.2425 per share)	—	—	(3,820)	—	—	(3,820)
Balance at March 31, 2024	$16,581	$300,845	$294,066	$(22,648)	$(60,804)	$528,040

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited) (dollars in thousands)	2024	2023
Operating Activities:
Net income	$3,269	$1,397
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	4,689	933
Depreciation, amortization, and accretion	2,992	2,891
Net change in premises and equipment due to writedown or sale	79	(19)
Share-based compensation	641	648
Net (gain) loss on call or sale of debt securities available for sale	(36)	13,170
Net change in foreclosed assets due to writedown or sale	311	(31)
Net gain on sale of loans held for sale	(181)	(75)
Origination of loans held for sale	(9,386)	(9,976)
Proceeds from sales of loans held for sale	8,283	8,110
Increase in cash surrender value of bank-owned life insurance	(661)	(602)
Increase in deferred income taxes, net	(221)	(410)
Change in:
Other assets	(2,430)	14,434
Other liabilities	2,239	(12,871)
Net cash provided by operating activities	$9,588	$17,599
Investing Activities:
Purchases of equity securities	$(250)	$—
Proceeds from sales of debt securities available for sale	52,323	218,667
Proceeds from maturities and calls of debt securities available for sale	27,951	34,746
Purchases of debt securities available for sale	(28,376)	(54,690)
Proceeds from maturities and calls of debt securities held to maturity	10,268	11,798
Net increase in loans held for investment	(79,756)	(77,890)
Purchases of premises and equipment	(519)	(404)
Proceeds from sale of foreclosed assets	2	134
Proceeds from sale of premises and equipment	—	183
Net cash paid in business acquisition	(19,980)	—
Net cash (used in) provided by investing activities	$(38,337)	$132,544
Financing Activities:
Net (decrease) increase in:
Deposits	$(34,797)	$86,175
Short-term borrowings	85,224	(247,892)
Payments on finance lease liability	(50)	(43)
Payments of other long-term debt	(1,250)	(1,250)
Taxes paid relating to the release/lapse of restriction on RSUs	(523)	(549)
Dividends paid	(3,820)	(3,801)
Net cash provided by (used in) financing activities	$44,784	$(167,360)
Net change in cash and cash equivalents	$16,035	$(17,217)
Cash and cash equivalents at beginning of period	81,727	86,435
Cash and cash equivalents at end of period	$97,762	$69,218

	Three Months Ended March 31,
(unaudited) (dollars in thousands)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$33,369	$16,599
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$281	$—
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$52,493	$—
Total loans held for investment, net	207,095	—
Premises and equipment	11,091	—
Assets held for sale	2,379	—
Goodwill	8,641	—
Core deposit intangible	7,100	—
Other assets	4,987	—
Total non-cash assets acquired	$293,786	$—
Liabilities assumed:
Deposits	$224,248	$—
Short-term borrowings	37,500	—
Other liabilities	3,417	—
Total liabilities assumed	$265,165	$—
See accompanying notes to consolidated financial statements.

MidWestOne Financial Group, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    Nature of Business and Significant Accounting Policies
Nature of Business
The Company, an Iowa corporation formed in 1983, is a bank holding company under the BHCA and a financial holding company under the GLBA. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240.
The Company owns all of the outstanding common stock of MidWestOne Bank, an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa. We operate primarily through MidWestOne Bank, our bank subsidiary.
On January 31, 2024, the Company completed the acquisition of DNVB, a bank holding company whose wholly-owned banking subsidiary was BOD. Immediately following completion of the acquisition, BOD was merged with and into the Bank. As consideration for the merger, we paid cash in the amount of $32.6 million.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2024 may not be indicative of results for the year ending December 31, 2024, or for any other period.

All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.
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

Accounting Guidance Pending Adoption at March 31, 2024

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

Accounting Guidance Adopted in 2024

On March 29, 2023, the FASB issued ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. Under this ASU, if certain conditions are met, a reporting entity may elect to account for its tax equity investments by using the proportional amortization method regardless of the program from which it receives income tax credits. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with an option to early adopt. The amendments must be applied on either a modified retrospective or a retrospective basis, with certain exceptions for low-income-housing tax credit structures that are not accounted for using the proportional amortization method. The adoption of ASU 2023-02 was applied on a modified retrospective basis and did not have a material impact on the Company's consolidated financial statements.

2.    Business Combinations
On January 31, 2024, the Company acquired 100% of the equity of DNVB through a merger and acquired its wholly-owned banking subsidiary, Bank of Denver, for cash consideration of $32.6 million. The primary reason for the acquisition was to increase our presence in Denver, Colorado. Immediately following the completion of the acquisition, BOD was merged with and into the Bank.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the January 31, 2024 acquisition date net of any applicable tax effects using a methodology similar to the Company's legacy assets and liabilities (refer to Note 14. Fair Value of Financial Instruments and Fair Value Measurements for additional information regarding the fair value methodology). Initial accounting for the assets acquired and liabilities assumed was incomplete at March 31, 2024. Thus, such amounts recognized in the financial statements have been determined to be provisional. The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. This goodwill is not deductible for tax purposes. The revenue and earnings amount specific to DNVB since the acquisition date that are included in the consolidated results for the three months ended March 31, 2024 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	January 31, 2024
Merger consideration
Cash consideration	$32,600
Identifiable net assets acquired, at fair value
Assets acquired
Cash and due from banks	$462
Interest earning deposits in banks	3,517
Debt securities	52,493
Loans held for investment	207,095
Premises and equipment	13,470
Core deposit intangible	7,100
Other assets	4,987
Total assets acquired	289,124
Liabilities assumed
Deposits	$(224,248)
Short-term borrowings	(37,500)
Other liabilities	(3,417)
Total liabilities assumed	(265,165)
Identifiable net assets acquired, at fair value	23,959
Goodwill	$8,641
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three months ended March 31, 2024 and March 31, 2023. This unaudited, estimated pro forma information was calculated as if DNVB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of DNVB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, MidWestOne expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited
	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2024	2023
Total revenues	$45,298	$38,963
Net income (loss)	$6,466	$(1,662)
EPS - basic	$0.41	$(0.11)
EPS - diluted	$0.41	$(0.11)

The following table summarizes the DNVB acquisition-related expenses incurred during the three months ended March 31, 2024 and IOFB acquisition-related expenses incurred during the three months ended March 31, 2023, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Noninterest Expense
Compensation and employee benefits	$241	$70
Occupancy expense of premises, net	152	—
Equipment	149	—
Legal and professional	573	—
Data processing	61	65
Marketing	32	—
Communications	1	—
Other	105	1
Total acquisition-related expenses	$1,314	$136
3.    Debt Securities
At March 31, 2024, there was $6.6 million of net unrealized after tax loss remaining in accumulated other comprehensive loss, related to the transfer of securities classified as available for sale to held to maturity on January 1, 2022.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities as of the dates indicated:

	As of March 31, 2024
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
U.S. Treasury securities	$247	$—	$—	$—	$247
State and political subdivisions	132,150	1	8,773	—	123,378
Mortgage-backed securities	5,347	3	151	—	5,199
Collateralized loan obligations	61,914	200	248	—	61,866
Collateralized mortgage obligations	201,242	—	22,620	—	178,622
Corporate debt securities	472,217	110	44,409	—	427,918
Total available for sale debt securities	$873,117	$314	$76,201	$—	$797,230

Held to Maturity
State and political subdivisions	$531,961	$—	$71,245	$—	$460,716
Mortgage-backed securities	73,668	—	12,685	—	60,983
Collateralized mortgage obligations	459,310	—	105,365	—	353,945
Total held to maturity debt securities	$1,064,939	$—	$189,295	$—	$875,644
(1) Amortized cost for the held to maturity securities includes $231 thousand of unamortized gain in state and political subdivisions, $74 thousand of unamortized gains in mortgage-backed securities and $9.3 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

	As of December 31, 2023
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
(1) Amortized cost for the held to maturity securities includes $227 thousand of unamortized gain in state and political subdivisions, $58 thousand of unamortized gains in mortgage-backed securities and $9.7 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

Investment securities with a fair value of $1.24 billion and $1.16 billion at March 31, 2024 and December 31, 2023, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At March 31, 2024 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $5.8 million and $3.5 million, respectively. At December 31, 2023 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $5.5 million and $3.7 million, respectively.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded as of March 31, 2024, aggregated by investment category and length of time in a continuous loss position:

		As of March 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Treasury securities	1	$247	$—	$—	$—	$247	$—
State and political subdivisions	149	3,837	114	118,100	8,659	121,937	8,773
Mortgage-backed securities	21	5	—	4,808	151	4,813	151
Collateralized loan obligations	3	22,817	234	2,929	14	25,746	248
Collateralized mortgage obligations	22	54,982	718	123,640	21,902	178,622	22,620
Corporate debt securities	130	1,929	30	417,479	44,379	419,408	44,409
Total	326	$83,817	$1,096	$666,956	$75,105	$750,773	$76,201
As of March 31, 2024, 149 state and political subdivisions securities with total unrealized losses of $8.8 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2024, 21 mortgage-backed securities, and 22 collateralized mortgage obligations with unrealized losses totaling $22.8 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2024, 3 collateralized loan obligations with unrealized losses of $0.2 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2024, 130 corporate debt securities with total unrealized losses of $44.4 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded as of December 31, 2023, aggregated by investment category and length of time in a continuous loss position:

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
The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of March 31, 2024. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.
Proceeds and gross realized gains and losses on debt securities available for sale for the three months ended March 31, 2024 and 2023, were as follows:

	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Proceeds from sales of debt securities available for sale	$52,323	$218,667

Gross realized losses from sales of debt securities available for sale(1)	—	(13,170)
Net realized loss from sales of debt securities available for sale(1)	$—	$(13,170)

(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call of debt securities of $36 thousand for the three months ended March 31, 2024, with no net realized gain from the call of debt securities recorded during the three months ended March 31, 2023.

The contractual maturity distribution of investment debt securities at March 31, 2024, is shown below. Expected maturities of MBS, CLO and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$60,692	$59,887	$2,510	$2,484
Due after one year through five years	371,630	342,646	150,788	137,380
Due after five years through ten years	145,334	125,889	250,580	214,093
Due after ten years	26,958	23,121	128,083	106,759
	$604,614	$551,543	$531,961	$460,716
Mortgage-backed securities	5,347	5,199	73,668	60,983
Collateralized loan obligations	61,914	61,866	—	—
Collateralized mortgage obligations	201,242	178,622	459,310	353,945
Total	$873,117	$797,230	$1,064,939	$875,644

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Agricultural	$113,029	$118,414
Commercial and industrial	1,105,718	1,075,003
Commercial real estate:
Construction & development	403,571	323,195
Farmland	184,109	184,955
Multifamily	409,504	383,178
Commercial real estate-other	1,440,645	1,333,982
Total commercial real estate	2,437,829	2,225,310
Residential real estate:
One- to four- family first liens	495,408	459,798
One- to four- family junior liens	182,001	180,639
Total residential real estate	677,409	640,437
Consumer	80,661	67,783
Loans held for investment, net of unearned income	4,414,646	4,126,947
Allowance for credit losses	(55,900)	(51,500)
Total loans held for investment, net	$4,358,746	$4,075,447

Loans with unpaid principal in the amount of $1.12 billion and $1.13 billion at March 31, 2024 and December 31, 2023, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following tables present the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
March 31, 2024
Agricultural	$112,185	$384	$—	$460	$113,029	$—
Commercial and industrial	1,087,725	360	194	17,439	1,105,718	—
Commercial real estate:
Construction and development	403,571	—	—	—	403,571	—
Farmland	182,368	339	—	1,402	184,109	—
Multifamily	409,504	—	—	—	409,504	—
Commercial real estate-other	1,434,435	1,561	—	4,649	1,440,645	—
Total commercial real estate	2,429,878	1,900	—	6,051	2,437,829	—
Residential real estate:
One- to four- family first liens	488,382	3,362	1,279	2,385	495,408	925
One- to four- family junior liens	180,461	567	335	638	182,001	—
Total residential real estate	668,843	3,929	1,614	3,023	677,409	925
Consumer	80,306	242	71	42	80,661	42
Total	$4,378,937	$6,815	$1,879	$27,015	$4,414,646	$967

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
December 31, 2023
Agricultural	$117,852	$338	$—	$224	$118,414	$—
Commercial and industrial	1,058,301	440	401	15,861	1,075,003	—
Commercial real estate:
Construction and development	323,165	30	—	—	323,195	—
Farmland	182,759	677	352	1,167	184,955	—
Multifamily	383,178	—	—	—	383,178	—
Commercial real estate-other	1,327,727	2,129	1,290	2,836	1,333,982	—
Total commercial real estate	2,216,829	2,836	1,642	4,003	2,225,310	—
Residential real estate:
One- to four- family first liens	453,212	3,572	1,741	1,273	459,798	468
One- to four- family junior liens	179,339	356	690	254	180,639	—
Total residential real estate	632,551	3,928	2,431	1,527	640,437	468
Consumer	67,622	118	28	15	67,783	—
Total	$4,093,155	$7,660	$4,502	$21,630	$4,126,947	$468

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Agricultural	$460	$235	$219	$12	$—	$—
Commercial and industrial	17,966	17,770	12,455	12,549	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	1,538	1,654	1,390	1,490	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	4,926	3,441	2,486	853	—	—
Total commercial real estate	6,464	5,095	3,876	2,343	—	—
Residential real estate:
One- to four- family first liens	2,294	1,888	853	455	925	468
One- to four- family junior liens	1,078	876	124	—	—	—
Total residential real estate	3,372	2,764	977	455	925	468
Consumer	38	27	—	—	42	—
Total	$28,300	$25,891	$17,527	$15,359	$967	$468
The interest income recognized on loans that were on nonaccrual for the three months ended March 31, 2024 and March 31, 2023 was $129 thousand and $56 thousand, respectively.
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

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator, and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of March 31, 2024. As of March 31, 2024, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
March 31, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Agricultural
Pass	$7,515	$9,909	$12,420	$7,156	$2,399	$1,847	$66,311	$107,557
Special mention / watch	—	319	452	635	124	488	1,643	3,661
Substandard	—	39	262	285	215	214	796	1,811
Doubtful	—	—	—	—	—	—	—	—
Total	$7,515	$10,267	$13,134	$8,076	$2,738	$2,549	$68,750	$113,029

Commercial and industrial
Pass	$27,582	$173,057	$200,277	$188,288	$112,151	$135,262	$175,914	$1,012,531
Special mention / watch	58	2,896	17,886	865	3,198	2,533	15,821	43,257
Substandard	—	931	1,221	3,074	136	37,472	7,096	49,930
Doubtful	—	—	—	—	—	—	—	—
Total	$27,640	$176,884	$219,384	$192,227	$115,485	$175,267	$198,831	$1,105,718

CRE - Construction and development
Pass	$30,069	$123,679	$179,633	$49,896	$3,346	$2,451	$12,132	$401,206
Special mention / watch	623	263	—	454	—	—	467	1,807
Substandard	—	327	231	—	—	—	—	558
Doubtful	—	—	—	—	—	—	—	—
Total	$30,692	$124,269	$179,864	$50,350	$3,346	$2,451	$12,599	$403,571

CRE - Farmland
Pass	$6,592	$26,072	$43,144	$45,254	$18,449	$19,303	$2,540	$161,354
Special mention / watch	—	—	6,695	2,405	5,804	1,070	719	16,693
Substandard	—	383	382	1,285	1,186	2,796	30	6,062
Doubtful	—	—	—	—	—	—	—	—
Total	$6,592	$26,455	$50,221	$48,944	$25,439	$23,169	$3,289	$184,109

CRE - Multifamily
Pass	$456	$42,595	$97,726	$114,264	$69,748	$22,308	$5,352	$352,449
Special mention / watch	5,318	—	1,230	272	29,979	12,384	—	49,183
Substandard	—	—	—	7,532	326	14	—	7,872
Doubtful	—	—	—	—	—	—	—	—
Total	$5,774	$42,595	$98,956	$122,068	$100,053	$34,706	$5,352	$409,504

CRE - Other
Pass	$9,484	$202,773	$316,522	$271,467	$257,023	$200,086	$58,986	$1,316,341
Special mention / watch	454	8,093	6,675	3,227	4,426	7,295	3,987	34,157
Substandard	1,670	284	26,247	18,401	19,018	24,527	—	90,147
Doubtful	—	—	—	—	—	—	—	—
Total	$11,608	$211,150	$349,444	$293,095	$280,467	$231,908	$62,973	$1,440,645

RRE - One- to four- family first liens
Pass / Performing	$17,533	$61,643	$137,014	$95,695	$53,935	$102,592	$16,707	$485,119
Special mention / watch	—	722	710	35	607	1,772	—	3,846
Substandard / Nonperforming	—	1,369	190	785	104	3,995	—	6,443
Doubtful	—	—	—	—	—	—	—	—
Total	$17,533	$63,734	$137,914	$96,515	$54,646	$108,359	$16,707	$495,408

RRE - One- to four- family junior liens
Performing	$4,210	$21,539	$28,673	$17,968	$7,254	$9,781	$91,497	$180,922
Nonperforming	—	—	406	—	23	650	—	1,079
Total	$4,210	$21,539	$29,079	$17,968	$7,277	$10,431	$91,497	$182,001

Consumer
Performing	$7,922	$30,997	$16,110	$8,941	$3,898	$7,990	$4,765	$80,623
Nonperforming	—	16	21	—	—	1	—	38
Total	$7,922	$31,013	$16,131	$8,941	$3,898	$7,991	$4,765	$80,661

	Term Loans by Origination Year						Revolving Loans
March 31, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total

Total by Credit Quality Indicator Category
Pass	$99,231	$639,728	$986,736	$772,020	$517,051	$483,849	$337,942	$3,836,557
Special mention / watch	6,453	12,293	33,648	7,893	44,138	25,542	22,637	152,604
Substandard	1,670	3,333	28,533	31,362	20,985	69,018	7,922	162,823
Doubtful	—	—	—	—	—	—	—	—
Performing	12,132	52,536	44,783	26,909	11,152	17,771	96,262	261,545
Nonperforming	—	16	427	—	23	651	—	1,117
Total	$119,486	$707,906	$1,094,127	$838,184	$593,349	$596,831	$464,763	$4,414,646

	Term Loans by Origination Year						Revolving Loans
March 31, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$—	$—	$4	$—	$—	$—	$4
Commercial and industrial	—	—	128	129	29	13	—	299
CRE - Construction and development	—	—	—	—	—	—	—	—
CRE - Farmland	—	—	—	—	—	—	—	—
CRE - Multifamily	—	—	—	—	—	—	—	—
CRE - Other	—	—	—	—	—	35	—	35
RRE - One-to-four-family first liens	—	—	—	19	—	—	—	19
RRE - One-to-four-family junior liens	—	—	—	—	—	—	—	—
Consumer	—	276	7	3		4	—	290
Total Current Period Gross Write-offs	$—	$276	$135	$155	$29	$52	$—	$647

The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2023. As of December 31, 2023, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Agricultural
Pass	$11,859	$12,149	$8,352	$2,752	$689	$1,139	$71,680	$108,620
Special mention / watch	266	550	670	91	5	522	3,705	5,809
Substandard	709	193	302	208	—	224	2,349	3,985
Doubtful	—	—	—	—	—	—	—	—
Total	$12,834	$12,892	$9,324	$3,051	$694	$1,885	$77,734	$118,414
Commercial and industrial
Pass	$176,021	$224,924	$193,011	$117,326	$25,555	$116,661	$147,690	$1,001,188
Special mention / watch	2,541	416	3,209	3,385	193	272	14,692	24,708
Substandard	897	2,921	2,010	561	8,507	29,432	4,779	49,107
Doubtful	—	—	—	—	—	—	—	—
Total	$179,459	$228,261	$198,230	$121,272	$34,255	$146,365	$167,161	$1,075,003
CRE - Construction and development
Pass	$99,803	$163,126	$43,189	$3,393	$821	$700	$9,552	$320,584
Special mention / watch	1,097	—	464	—	—	—	467	2,028
Substandard	343	240	—	—	—	—	—	583
Doubtful	—	—	—	—	—	—	—	—
Total	$101,243	$163,366	$43,653	$3,393	$821	$700	$10,019	$323,195
CRE - Farmland
Pass	$25,666	$44,907	$47,068	$18,863	$6,587	$14,845	$1,642	$159,578
Special mention / watch	1,229	6,898	2,409	5,982	—	965	276	17,759
Substandard	1,830	210	1,542	1,052	926	2,029	29	7,618
Doubtful	—	—	—	—	—	—	—	—
Total	$28,725	$52,015	$51,019	$25,897	$7,513	$17,839	$1,947	$184,955
CRE - Multifamily
Pass	$32,077	$96,969	$111,032	$77,532	$8,701	$6,508	$4,208	$337,027
Special mention / watch	5,318	1,237	277	18,984	7,850	4,586	—	38,252
Substandard	—	—	7,572	327	—	—	—	7,899
Doubtful	—	—	—	—	—	—	—	—
Total	$37,395	$98,206	$118,881	$96,843	$16,551	$11,094	$4,208	$383,178
CRE - Other
Pass	$199,698	$295,066	$256,718	$250,676	$77,509	$90,170	$51,827	$1,221,664
Special mention / watch	364	1,306	3,300	4,823	4,282	2,395	3,856	20,326
Substandard	325	26,555	19,253	19,103	8,242	17,876	638	91,992
Doubtful	—	—	—	—	—	—	—	—
Total	$200,387	$322,927	$279,271	$274,602	$90,033	$110,441	$56,321	$1,333,982
RRE - One- to four- family first liens
Pass / Performing	$62,644	$125,777	$92,767	$54,028	$19,674	$81,660	$13,283	$449,833
Special mention / watch	629	716	36	620	1,827	319	—	4,147
Substandard / Nonperforming	1,156	191	738	165	164	3,404	—	5,818
Doubtful	—	—	—	—	—	—	—	—
Total	$64,429	$126,684	$93,541	$54,813	$21,665	$85,383	$13,283	$459,798
RRE - One- to four- family junior liens
Performing	$23,551	$29,919	$18,733	$7,292	$2,590	$7,867	$89,810	$179,762
Nonperforming	—	192	—	25	23	637	—	877
Total	$23,551	$30,111	$18,733	$7,317	$2,613	$8,504	$89,810	$180,639
Consumer
Performing	$26,028	$14,319	$10,042	$4,421	$1,451	$7,350	$4,145	$67,756
Nonperforming	—	22	—	—	3	2	—	27
Total	$26,028	$14,341	$10,042	$4,421	$1,454	$7,352	$4,145	$67,783

	Term Loans by Origination Year						Revolving Loans
December 31, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Total by Credit Quality Indicator Category
Pass	$607,768	$962,918	$752,137	$524,570	$139,536	$311,683	$299,882	$3,598,494
Special mention / watch	11,444	11,123	10,365	33,885	14,157	9,059	22,996	113,029
Substandard	5,260	30,310	31,417	21,416	17,839	52,965	7,795	167,002
Doubtful	—	—	—	—	—	—	—	—
Performing	49,579	44,238	28,775	11,713	4,041	15,217	93,955	247,518
Nonperforming	—	214	—	25	26	639	—	904
Total	$674,051	$1,048,803	$822,694	$591,609	$175,599	$389,563	$424,628	$4,126,947

	Term Loans by Origination Year						Revolving Loans
December 31, 2023 (in thousands)	2023	2022	2021	2020	2019	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$8	$1	$17	$2	$—	$—	$28
Commercial and industrial	239	343	223	133	464	45	—	1,447
CRE - Construction and development	—	—	—	—	—	—	—	—
CRE - Farmland	—	—	—	—	—	—	—	—
CRE - Multifamily	—	—	—	—	—	—	—	—
CRE - Other	—	—	—	—	—	2,337	—	2,337
RRE - One-to-four-family first liens	—	—	—	—	—	36	—	36
RRE - One-to-four-family junior liens	—	19	—	—	—	—	—	19
Consumer	—	621	30	12	12	10	—	685
Total Current Period Gross Write-offs	$239	$991	$254	$162	$478	$2,428	$—	$4,552

Allowance for Credit Losses
The following are the economic factors utilized by the Company for its loan credit loss estimation process at March 31, 2024, and the forecast for each factor at that date: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) year-to-year change in CRE Index - decreases over the next four forecasted quarters; (4) year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) rental vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The increase in the ACL between March 31, 2024 and December 31, 2023 reflects $3.1 million of day 1 credit loss expense related to acquired DNVB loans, as well as additional reserve taken to support loan growth. Net loan charge-offs were $0.2 million for the three months ended March 31, 2024 as compared to net loan charge-offs of $0.3 million for the three months ended March 31, 2023.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $20.6 million at March 31, 2024 and $19.7 million at December 31, 2023 and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended March 31, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2024
Beginning balance	$613	$21,743	$23,759	$4,762	$623	$51,500
Charge-offs	(4)	(299)	(35)	(19)	(290)	(647)
Recoveries	355	46	8	9	40	458
Credit loss expense (benefit)(1)	(316)	392	3,040	262	1,211	4,589
Ending balance	$648	$21,882	$26,772	$5,014	$1,584	$55,900

For the Three Months Ended March 31, 2023
Beginning balance	$923	$22,855	$20,123	$4,678	$621	$49,200
Charge-offs	(1)	(320)	(18)	—	(148)	(487)
Recoveries	26	75	5	4	44	154
Credit loss expense (benefit) (1)	(435)	(265)	1,723	(137)	47	933
Ending balance	$513	$22,345	$21,833	$4,545	$564	$49,800
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.1 million related to off-balance sheet credit exposures for the three months ended March 31, 2024, with no credit loss expense related to off-balance sheet credit exposures being recorded for the three months ended March 31, 2023.

The composition of the allowance for credit losses by portfolio segment based on evaluation method was as follows:

	As of March 31, 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$219	$16,911	$8,433	$1,636	$—	$27,199
Collectively evaluated for impairment	112,810	1,088,807	2,429,396	675,773	80,661	4,387,447
Total	$113,029	$1,105,718	$2,437,829	$677,409	$80,661	$4,414,646
Allowance for credit losses:
Individually evaluated for impairment	$—	$2,804	$47	$118	$—	$2,969
Collectively evaluated for impairment	648	19,078	26,725	4,896	1,584	52,931
Total	$648	$21,882	$26,772	$5,014	$1,584	$55,900

	As of December 31, 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$11	$17,231	$10,932	$983	$—	$29,157
Collectively evaluated for impairment	118,403	1,057,772	2,214,378	639,454	67,783	4,097,790
Total	$118,414	$1,075,003	$2,225,310	$640,437	$67,783	$4,126,947
Allowance for credit losses:
Individually evaluated for impairment	$—	$2,616	$705	$16	$—	$3,337
Collectively evaluated for impairment	613	19,127	23,054	4,746	623	48,163
Total	$613	$21,743	$23,759	$4,762	$623	$51,500

The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of March 31, 2024
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$11	$—	$208	$219	$—
Commercial and industrial	16,911	—	—	16,911	2,804
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	2,334	—	1,278	3,612	—
Multifamily	—	—	—	—	—
Commercial real estate-other	4,821	—	—	4,821	47
Residential real estate:
One- to four- family first liens	853	—	—	853	—
One- to four- family junior liens	783	—	—	783	118
Consumer	—	—	—	—	—
Total	$25,713	$—	$1,486	$27,199	$2,969

	As of December 31, 2023
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$11	$—	$—	$11	$—
Commercial and industrial	15,991	—	1,240	17,231	2,616
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	5,403	—	—	5,403	—
Multifamily	—	—	—	—	—
Commercial real estate-other	5,350	—	179	5,529	705
Residential real estate:
One- to four- family first liens	481	—	—	481	—
One- to four- family junior liens	—	—	502	502	16
Consumer	—	—	—	—	—
Total	$27,236	$—	$1,921	$29,157	$3,337

Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction, or combination thereof.

The following tables present the amortized cost basis of loans as of March 31, 2024 and March 31, 2023 that were modified during the three months ended March 31, 2024 and March 31, 2023 and experiencing financial difficulty at the time of the modification by class and by type of modification:

	For the Three Months Ended March 31, 2024
					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Principal Forgiveness, Term Extension, & Interest Rate Reduction	Payment Delay & Term Extension	Total Class of Financing Receivable
Three Months Ended March 31, 2024
Commercial and industrial	$—	$—	$350	$—	$—	$—	$—	$—	0.03%
CRE - Other	—	—	202	—	—	—	—	—	0.01%
RRE - One- to four- family first liens	—	253	—	—	—	—	—	—	0.05%
RRE - One- to four- family junior liens	—	—	136	—	—	—	—	—	0.07%
Total	$—	$253	$688	$—	$—	$—	$—	$—

	For the Three Months Ended March 31, 2023
					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Principal Forgiveness, Term Extension, & Interest Rate Reduction	Payment Delay & Term Extension	Total Class of Financing Receivable
Three Months Ended March 31, 2023
Agricultural	$—	$16	$1,502	$—	$—	$—	$—	$—	1.42%
Commercial and industrial	—	—	50	—	120	307	—	—	0.04%
CRE - Other	—	—	—	—	—	—	20	—	—%
Total	$—	$16	$1,552	$—	$120	$307	$20	$—

The Company has no additional commitments to lend amounts to the borrowers included in the previous tables as of March 31, 2024 and March 31, 2023. For the three months ended March 31, 2024, the Company had 9 modified loans totaling $1.4 million to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification. For the three months ended March 31, 2023, the Company had no modified loans totaling to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following tables present the performance, as of March 31, 2024 and March 31, 2023, of loans that were modified while the borrower was experiencing financial difficulty at the time of modification in the last 12 months:

	As of March 31, 2024
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial	$4,028	$76	$—	$995	$5,099
CRE - Construction and development	559	—	—	—	559
CRE - Farmland	29	—	—	352	381
CRE - Other	6,066	—	—	—	6,066
RRE - One- to four- family first liens	253	—	—	—	253
RRE - One- to four- family junior liens	149	—	—	—	149
Total	$11,084	$76	$—	$1,347	$12,507

	As of March 31, 2023
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$1,518	$—	$—	$—	$1,518
Commercial and industrial	477	—	—	—	477
CRE - Other	—	—	—	20	20
Total	$1,995	$—	$—	$20	$2,015

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024 and March 31, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended March 31, 2024
Commercial and industrial	$—	—%	4.4
CRE - Other	—	—%	5.4
RRE - One- to four- family junior liens	—	—%	122.0
Total	$—	—%	27.9

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended March 31, 2023
Agricultural	$—	—%	2.37
Commercial and industrial	63	1.25	11.89
CRE - Other	18	7.00	2.47
Total	$81	2.07%	4.64

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

	As of March 31, 2024			As of December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps - loans	$50,425	$2,529	$601	$41,101	$2,071	$902
Interest rate swaps - securities	150,000	144	90	150,000	—	821
Cash flow hedges
Interest rate swaps	200,000	2,660	—	200,000	940	264
Total	$400,425	$5,333	$691	$391,101	$3,011	$1,987

Not designated as hedging instruments:
Interest rate swaps	$522,777	$22,429	$22,438	$432,648	$22,028	$22,038
RPAs - protection sold	31,175	5	—	18,778	4	—
RPAs - protection purchased	31,089	—	4	31,145	—	9
Interest rate lock commitments	3,623	77	—	1,461	50	—
Interest rate forward loan sales contracts	3,730	—	8	2,075	—	23
Total	$592,394	$22,511	$22,450	$486,107	$22,082	$22,070

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
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. The Company has previously entered into pay-fixed receive-variable interest rate swaps to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt, including brokered deposits. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the next 12 months, the Company estimates that an additional $2.2 million of income will be reclassified into interest expense.

The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2024 and 2023:

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2024	2023		2024	2023
Interest rate swaps	$2,772	$138	Interest Expense	$788	$—

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Three Months Ended March 31,
	2024		2023
(in thousands)	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value or cash flow hedges are recorded	$408	$—	$159	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts - loans:
Hedged items	(764)	—	562	—
Derivative designated as hedging instruments	1,023	—	(402)	—

Interest contracts - securities:
Hedged items	(882)	—	—	—
Derivative designated as hedging instruments	1,059	—	—	—

As of March 31, 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$48,539	$(1,926)
Securities	$149,937	$(63)

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended March 31,
(in thousands)		2024	2023
Interest rate swaps	Other income	$—	$—
RPAs	Other income	5	69
Interest rate lock commitments	Loan revenue	27	94
Interest rate forward loan sales contracts	Loan revenue	14	(30)
Total		$46	$133

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of March 31, 2024 and December 31, 2023, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of March 31, 2024
Asset Derivatives	$27,844	$—	$27,844	$—	$17,998	$9,846
Liability Derivatives	23,141	—	23,141	—	2,730	20,411

As of December 31, 2023
Asset Derivatives	$25,093	$—	$25,093	$—	$15,549	$9,544
Liability Derivatives	24,057	—	24,057	—	2,420	21,637
Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2024, fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4.5 million.
6.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the period indicated:

(in thousands)	As of March 31, 2024	As of December 31, 2023
Goodwill, beginning of period	$62,477	$62,477
Goodwill from the acquisition of DNVB	8,641	—
Total goodwill, end of period	$71,118	$62,477
As indicated in Note 2. Business Combinations, the Company acquired a core deposit intangible in connection with its acquisition of DNVB on January 31, 2024 with an estimated fair value of $7.1 million, which will be amortized over its estimated useful life of 10 years.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets as of the dates indicated:

	As of March 31, 2024			As of December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$65,345	$(43,044)	$22,301	$58,245	$(41,499)	$16,746
Customer relationship intangible	5,265	(5,092)	173	5,265	(5,008)	257
Other	2,700	(2,683)	17	2,700	(2,674)	26
	$73,310	$(50,819)	$22,491	$66,210	$(49,181)	$17,029
Indefinite-lived trade name intangible			7,040			7,040
Total other intangible assets, net			$29,531			$24,069
The following table provides the estimated future amortization expense for the remaining nine months of the year ending December 31, 2024 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2024	$4,344	$155	$15	$4,514
2025	4,924	18	2	4,944
2026	3,840	—	—	3,840
2027	2,757	—	—	2,757
2028	2,110	—	—	2,110
Thereafter	4,326	—	—	4,326
Total	$22,301	$173	$17	$22,491

7.    Other Assets
The components of the Company's other assets as of March 31, 2024 and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Bank-owned life insurance	$98,700	$98,039
Interest receivable	30,728	29,768
FHLB stock	5,220	5,806
Mortgage servicing rights	12,965	13,333
Operating lease right-of-use assets, net	2,153	2,337
Federal and state income taxes, current	579	1,556
Federal and state income taxes, deferred	29,582	31,218
Derivative assets	27,844	25,093
Other receivables/assets	18,706	15,630
	$226,477	$222,780

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Noninterest bearing deposits	$920,764	$897,053
Interest checking deposits	1,349,823	1,320,435
Money market deposits	1,122,717	1,105,493
Savings deposits	728,276	650,655
Time deposits of $250 and under	992,851	973,253
Time deposits over $250	470,805	448,784
Total deposits	$5,585,236	$5,395,673

The Company had $14.0 million and $15.2 million in reciprocal time deposits as of March 31, 2024 and December 31, 2023, respectively. Included in money market deposits at March 31, 2024 and December 31, 2023 were $132.7 million and $128.0 million, respectively, of interest-bearing reciprocal deposits. Included in noninterest bearing deposits at March 31, 2024 were $64.2 million of noninterest-bearing reciprocal deposits, with $58.0 million noninterest-bearing reciprocal deposits at

December 31, 2023. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. In addition, included within the time deposits of “$250 thousand and under” was $205.0 million of brokered deposits as of March 31, 2024 and $221.0 million as of December 31, 2023.

As of March 31, 2024 and December 31, 2023, the Company had public entity deposits, which were collateralized by investment securities balances of $285.1 million and $183.4 million, respectively.

9.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	March 31, 2024		December 31, 2023
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.68%	$4,988	0.72%	$5,064
Federal Home Loan Bank advances	—	—	5.64	10,200
Federal Reserve Bank borrowings	4.77	405,000	4.82	285,000
Unsecured line of credit	6.88	13,000	—	—
Total	4.79%	$422,988	4.78%	$300,264

Securities Sold Under an Agreement to Repurchase - Securities sold under agreements to repurchase are agreements in which the Company acquires funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date. The Company enters into repurchase agreements and also offers a demand deposit account product to customers that sweeps their balances in excess of an agreed upon target amount into overnight repurchase agreements. All securities sold under agreements to repurchase are recorded on the face of the balance sheet..
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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $155.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either March 31, 2024 or December 31, 2023.
Federal Reserve Bank Borrowing - At March 31, 2024 and December 31, 2023, the Company had no Federal Reserve Discount Window borrowings, while the borrowing capacity was $421.4 million as of March 31, 2024 and $428.8 million as of December 31, 2023. At March 31, 2024, the Company had $405.0 million of Bank Term Funding Program borrowings. The FRB announced that effective March 11, 2024, no additional loans would be made under the Bank Term Funding Program. As of March 31, 2024 and December 31, 2023, pledged to the Federal Reserve Bank of Chicago were investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, and collateralized mortgage obligations, with a market value of $790.3 million and $797.6 million, respectively.
Unsecured Line of Credit - The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 19, 2023 such that the revolving commitment matures on September 30, 2024, with no updates made to the fee structure or the interest rate. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had $13.0 million outstanding under this revolving credit facility as of March 31, 2024, with no amount outstanding as of December 31, 2023.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

		March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
(in thousands)	Face Value	Book Value		Interest Rate(1)	Rate		Maturity Date	Callable Date
ATBancorp Statutory Trust I	$7,732	$6,980	$6,970	1.68% Margin	7.27%	7.33%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,051	11,034	1.65% Margin	7.24%	7.30%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,868	1,861	2.15% Margin	7.73%	7.77%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,974	6,964	3.50% Margin	9.09%	9.15%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	15,464	1.59% Margin	7.18%	7.24%	12/15/2037	12/15/2012
Total	$44,847	$42,337	$42,293

(1) Interest rate is equal to the Three-month CME Term SOFR + 0.26% Spread + Applicable Margin
The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated notes at the stated maturity date or upon redemption of the junior subordinated notes. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated notes. The Company’s obligation under the junior subordinated notes and other relevant trust agreements, in aggregate, constitutes a full and unconditional guarantee by the Company of each trust’s obligations under the trust preferred securities issued by each trust. The Company has the right to defer payment of interest on the junior subordinated notes and, therefore, distributions on the trust preferred securities, for up to five years, but not beyond the stated maturity date in the table above. During any such deferral period the Company may not pay cash dividends on its stock and generally may not repurchase its stock.
Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At March 31, 2024, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes. At March 31, 2024 and December 31, 2023, the Company had outstanding subordinated debentures of $64.2 million and $64.1 million, respectively.
Other Long-Term Debt
Other long-term borrowings were as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$554	8.89%	$604
FHLB borrowings	3.11	6,255	3.11	6,262
Note payable to unaffiliated bank	6.88	8,750	6.89	10,000
Total	5.44%	$15,559	5.56%	$16,866
On June 7, 2022, pursuant to a credit agreement with a correspondent bank, the Company entered into a $35.0 million term note payable maturing on June 30, 2027. Principal and interest are payable quarterly, and began on September 30, 2022. Interest accrues at the monthly reset term SOFR plus 1.55%. The credit agreement includes customary covenants requiring the Company to, among other things, maintain minimum levels of both regulatory capital and certain financial ratios; the Company certifies compliance with the covenants on a quarterly basis. On February 12, 2024, the credit agreement, including certain of its covenants, was amended.
As a member of the FHLBDM, the Bank may borrow funds from the FHLB, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. In addition, the FHLB has established a credit capacity limit to the Bank that is equal to 45% of the Bank’s total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit and other sources of credit exposure to the FHLB. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the unaudited consolidated financial statements.
As of March 31, 2024, FHLB borrowings were as follows:

(in thousands)	Weighted Average Rate	Amount
Due in 2024	3.11%	$6,250
Valuation adjustment from acquisition accounting		5
Total		$6,255
11.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2024	2023
Basic Earnings Per Share:
Net income	$3,269	$1,397
Weighted average shares outstanding	15,722,697	15,649,651
Basic earnings per common share	$0.21	$0.09

Diluted Earnings Per Share:
Net income	$3,269	$1,397
Weighted average shares outstanding, including all dilutive potential shares	15,773,521	15,691,168
Diluted earnings per common share	$0.21	$0.09

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
As of March 31, 2024 and December 31, 2023, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore no amounts were held in reserve for each of these periods.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect at March 31, 2024 and December 31, 2023, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2024
Consolidated:
Total capital/risk weighted assets	$661,448	11.97%	$580,192	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	538,756	9.75	469,679	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	496,419	8.98	386,795	7.00	N/A	N/A
Tier 1 leverage capital/average assets	538,756	8.16	264,001	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$675,287	12.25%	$578,805	10.50%	$551,243	10.00%
Tier 1 capital/risk weighted assets	617,596	11.20	468,557	8.50	440,995	8.00
Common equity tier 1 capital/risk weighted assets	617,596	11.20	385,870	7.00	358,308	6.50
Tier 1 leverage capital/average assets	617,596	9.36	263,801	4.00	329,751	5.00

At December 31, 2023
Consolidated:
Total capital/risk weighted assets	$668,748	12.53%	$560,596	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	554,177	10.38	453,816	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	511,884	9.59	373,731	7.00	N/A	N/A
Tier 1 leverage capital/average assets	554,177	8.58	258,487	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$656,027	12.49%	$551,658	10.50%	$525,388	10.00%
Tier 1 capital/risk weighted assets	606,456	11.54	446,580	8.50	420,310	8.00
Common equity tier 1 capital/risk weighted assets	606,456	11.54	367,772	7.00	341,502	6.50
Tier 1 leverage capital/average assets	606,456	9.39	258,339	4.00	322,924	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	March 31, 2024	December 31, 2023
(in thousands)
Commitments to extend credit	$1,230,612	$1,203,001
Commitments to sell loans	2,329	1,045
Standby letters of credit	8,154	7,795
Total	$1,241,095	$1,211,841
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At March 31, 2024 and December 31, 2023, the liability for off-balance-sheet credit losses totaled $4.7 million and $4.6 million, respectively. For the three-months ended March 31, 2024, $0.1 million credit loss expense was recorded, with no credit loss expense recorded for the three-months ended March 31, 2023.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 66% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa, California, and Minnesota. The carrying value of investment securities of Iowa, California and Minnesota political subdivisions totaled 13%, 12%, and 10%, respectively, as of March 31, 2024.

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

For additional information regarding the valuation methodologies used to measure the Company's assets recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value, see Note 1. Nature of Business and Significant Accounting Policies and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements in the Company's 2023 Annual Report on Form 10-K, filed with the SEC on March 8, 2024.
The Company uses fair value to measure certain assets and liabilities on a recurring basis, primarily available for sale debt securities, derivatives and mortgage servicing rights. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period, and such measurements are therefore considered “nonrecurring” for purposes of disclosing the Company's fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for collateral dependent individually analyzed loans and foreclosed assets.

Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Treasury securities	$247	$—	$247	$—
State and political subdivisions	123,378	—	123,378	—
Mortgage-backed securities	5,199	—	5,199	—
Collateralized loan obligations	61,866	—	61,866	—
Collateralized mortgage obligations	178,622	—	178,622	—
Corporate debt securities	427,918	—	427,918	—
Derivative assets	27,844	—	27,767	77
Mortgage servicing rights	12,965	—	12,965	—

Liabilities:
Derivative liabilities	$23,141	$—	$23,141	$—

	Fair Value Measurement at December 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
State and political subdivisions	$130,139	$—	$130,139	$—
Mortgage-backed securities	5,311	—	5,311	—
Collateralized loan obligations	50,437	—	50,437	—
Collateralized mortgage obligations	169,196	—	169,196	—
Corporate debt securities	440,051	—	440,051	—
Derivative assets	25,093	—	25,043	50
Mortgage servicing rights	13,333	—	13,333	—

Liabilities:
Derivative liabilities	$24,057	$—	$24,057	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three months ended March 31, 2024 or the year ended December 31, 2023. Changes in the fair value of available for sale debt securities, including the changes attributable to the hedged risk, are included in other comprehensive income.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(dollars in thousands)	March 31, 2024	December 31, 2023	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$77	$50	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	71%	-	100%	86%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value Measurement at March 31, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$4,481	$—	$—	$4,481
Foreclosed assets, net	3,897	—	—	3,897

	Fair Value Measurement at December 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$6,524	$—	$—	$6,524
Foreclosed assets, net	3,929	—	—	3,929

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(dollars in thousands)	March 31, 2024	December 31, 2023	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$4,481	$6,524	Fair value of collateral	Valuation adjustments	—%	-	33%	11%
Foreclosed assets, net	$3,897	$3,929	Fair value of collateral	Valuation adjustments	7%	-	11%	11%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$97,762	$97,762	$97,762	$—	$—
Debt securities available for sale	797,230	797,230	—	797,230	—
Debt securities held to maturity	1,064,939	875,644	—	875,644	—
Loans held for sale	2,329	2,357	—	2,357	—
Loans held for investment, net	4,358,746	4,220,905	—	—	4,220,905
Interest receivable	30,728	30,728	—	30,728	—
FHLB stock	5,220	5,220	—	5,220	—
Derivative assets	27,844	27,844	—	27,767	77
Financial liabilities:
Noninterest bearing deposits	920,764	920,764	920,764	—	—
Interest bearing deposits	4,664,472	4,635,692	3,200,816	1,434,876	—
Short-term borrowings	422,988	422,988	422,988	—	—
Finance leases payable	554	554	—	554	—
FHLB borrowings	6,255	5,929	—	5,929	—
Junior subordinated notes issued to capital trusts	42,337	37,990	—	37,990	—
Subordinated debentures	64,170	60,876	—	60,876	—
Other long-term debt	8,750	8,750	—	8,750	—
Derivative liabilities	23,141	23,141	—	23,141	—

	December 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$81,727	$81,727	$81,727	$—	$—
Debt securities available for sale	795,134	795,134	—	795,134	—
Debt securities held to maturity	1,075,190	895,263	—	895,263	—
Loans held for sale	1,045	1,083	—	1,083	—
Loans held for investment, net	4,075,447	3,953,368	—	—	3,953,368
Interest receivable	29,768	29,768	—	29,768	—
FHLB stock	5,806	5,806	—	5,806	—
Derivative assets	25,093	25,093	—	25,043	50
Financial liabilities:
Noninterest bearing deposits	897,053	897,053	897,053	—	—
Interest bearing deposits	4,498,620	4,489,322	3,076,582	1,412,740	—
Short-term borrowings	300,264	300,264	300,264	—	—
Finance leases payable	604	604	—	604	—
FHLB borrowings	6,262	6,199	—	6,199	—
Junior subordinated notes issued to capital trusts	42,293	37,938	—	37,938	—
Subordinated debentures	64,137	61,940	—	61,940	—
Other long-term debt	10,000	10,000	—	10,000	—
Derivative liabilities	24,057	24,057	—	24,057	—

15.    Leases
The Company's lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2045. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025.

(in thousands)	Classification	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	Other assets	$2,153	$2,337
Finance lease right-of-use asset	Premises and equipment, net	231	255
Total right-of-use assets		$2,384	$2,592

Operating lease liability	Other liabilities	$2,842	$3,078
Finance lease liability	Long-term debt	554	604
Total lease liabilities		$3,396	$3,682

Weighted-average remaining lease term:	Operating leases	10.61 years	10.20 years
	Finance lease	2.42 years	2.67 years
Weighted-average discount rate:	Operating leases	4.54%	4.43%
	Finance lease	8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Lease Costs
Operating lease cost	$388	$292
Variable lease cost	7	7
Interest on lease liabilities(1)	13	17
Amortization of right-of-use assets	24	24
Net lease cost	$432	$340

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$822	$605
Operating cash flows from finance lease	13	17
Finance cash flows from finance lease	50	43

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	156	292
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining nine-months ending December 31, 2024 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2024	$188	$734
December 31, 2025	254	601
December 31, 2026	172	447
December 31, 2027	—	302
December 31, 2028	—	138
Thereafter	—	1,600
Total undiscounted lease payment	$614	$3,822
Amounts representing interest	(60)	(980)
Lease liability	$554	$2,842

16.    Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax:

(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain from Cash Flow Hedging Instruments	Total
Balance, December 31, 2022	$(91,852)	$2,805	$—	$(89,047)
Other comprehensive (loss) income before reclassifications	(213)	434	103	324
Amounts reclassified from AOCI	9,838	—	—	9,838
Net current-period other comprehensive income	9,625	434	103	10,162
Balance, March 31, 2023	$(82,227)	$3,239	$103	$(78,885)

Balance, December 31, 2023	$(69,915)	$4,511	$505	$(64,899)
Other comprehensive income before reclassifications	1,607	374	2,071	4,052
Amounts reclassified from AOCI	632	—	(589)	43
Net current-period other comprehensive income	2,239	374	1,482	4,095
Balance, March 31, 2024	$(67,676)	$4,885	$1,987	$(60,804)
The following table presents reclassifications out of AOCI:

	Three-Months Ended March 31,
(in thousands)	2024	2023
Investment securities (gains) losses, net	$(36)	$13,170
Interest income	882	—
Interest expense	(788)	—
Income tax expense	(15)	(3,332)
Net of tax	$43	$9,838

17.    Subsequent Events
The Company has evaluated events that have occurred subsequent to March 31, 2024 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On April 25, 2024, the board of directors of the Company declared a cash dividend of $0.2425 per share payable on June 17, 2024 to shareholders of record as of the close of business on June 3, 2024.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•the risks of mergers or branch sales (including the sale of our Florida branches and the recent acquisition of DNVB), including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
•credit quality deterioration, pronounced and sustained reduction in real estate market values, or other uncertainties, including the impact of inflationary pressures on economic conditions and our business, resulting in an increase in the allowance for credit losses, an increase in the credit loss expense, and a reduction in net earnings;
•the effects of significant increases in inflation and interest rates since 2020, including on our net income and the value of our securities portfolio;
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
•legislative and regulatory changes, including changes in banking, securities, trade, and tax laws and regulations and their application by our regulators, including the 1.0% excise tax on stock buybacks by publicly traded companies and any changes in response to the recent failures of other banks;
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
•war or terrorist activities, including the ongoing Israeli-Palestinian conflict and the Russian invasion of Ukraine, widespread disease or pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
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
•the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in recent bank failures; and
•factors and risks described under “Risk Factors” in our Annual Report on Form 10-K and in other reports we file with the SEC.

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
On January 31, 2024, the Company completed the acquisition of DNVB, a bank holding company headquartered in Denver, Colorado, and the parent company of BOD. Immediately following completion of the acquisition, BOD was merged with and into the Bank. As consideration for the merger, we paid cash of $32.6 million.
On September 25, 2023, the Company announced the execution of a definitive purchase and assumption agreement for the sale of its Florida operations to DFCU Financial. The transaction is an all cash deal and is expected to close in June 2024, subject to regulatory approvals.
The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, credit and debit cards, ATMs, and safe deposit boxes. The Bank also has wealth management services through which it offers the administration of estates, trusts, and conservatorships, as well as financial planning, investment advisory, and brokerage services (the latter of which is provided through an arrangement with a third-party registered broker-dealer).
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024. Results of operations for the three months ended March 31, 2024 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended March 31, 2024 of $3.3 million, an increase of $1.9 million, compared to $1.4 million of net income for the three months ended March 31, 2023, with diluted earnings per share of $0.21 and $0.09, respectively.
The period as of and for the three months ended March 31, 2024 was also highlighted by the following results:

Balance Sheet:
•Total assets increased to $6.75 billion at March 31, 2024 from $6.43 billion at December 31, 2023, driven primarily by the assets acquired from the acquisition of DNVB and organic loan growth.
•At March 31, 2024 the total amount of the held to maturity debt securities was $1.06 billion and the total amount of the debt securities available for sale was $797.2 million. There were $1.08 billion of held to maturity debt securities at December 31, 2023, while the total amount of the debt securities available for sale was $795.1 million at that date.
•Gross loans held for investment increased $294.9 million, from $4.14 billion at December 31, 2023, to $4.43 billion at March 31, 2024. This increase was primarily driven by acquired DNVB loans and organic loan growth.
•The allowance for credit losses was $55.9 million, or 1.27% of total loans at March 31, 2024, compared with $51.5 million, or 1.25% of total loans, at December 31, 2023. The increase in the ACL primarily reflected the $3.1 million of day 1 credit loss expense related to acquired DNVB loans, as well as reserve taken to support organic loan growth.
•Nonperforming assets increased $2.9 million, from $30.3 million at December 31, 2023, to $33.2 million at March 31, 2024.
•Total deposits increased $189.6 million, from $5.40 billion at December 31, 2023, to $5.59 billion at March 31, 2024, primarily due to deposits assumed in the DNVB acquisition.
•Short-term borrowings increased to $423.0 million at March 31, 2024, from $300.3 million at December 31, 2023, and long-term debt decreased to $122.1 million at March 31, 2024, from $123.3 million at December 31, 2023.
•The Company is well-capitalized with a total risk-based capital ratio of 11.97% at March 31, 2024.

Income Statement:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $36.0 million for the first quarter of 2024, a decrease of $5.3 million, from $41.3 million in the first quarter of 2023. The decrease in tax equivalent net interest income was due primarily to an increase in interest expense on interest-bearing deposits and borrowed funds of $12.4 million and $3.2 million, respectively, in addition to a decrease of $1.5 million in interest income earned from investment securities. Partially offsetting these identified decreases in tax equivalent net interest income was an increase of $11.7 million in loan interest income.
•Credit loss expense of $4.7 million was recorded during the first quarter of 2024, compared to $0.9 million credit loss expense recorded in the first quarter of 2023. Credit loss expense in the current quarter reflected $3.2 million of day 1 credit loss expense related to the DNVB acquisition and reserve taken to support organic loan growth.
•Noninterest income increased $13.8 million, from a loss of $4.0 million in the first quarter of 2023 to income of $9.8 million in the first quarter of 2024, primarily due to investment securities losses, net, of $13.2 million recorded in the first quarter of 2023 as part of a balance sheet repositioning, which did not recur in the first quarter of 2024.
•Noninterest expense increased $2.2 million, from $33.3 million in the first quarter of 2023, to $35.6 million in the first quarter of 2024, primarily due to increases of $1.3 million, $0.4 million, and $0.4 million in compensation and employee benefits, equipment, and foreclosed assets, net, respectively, partially offset by a decline of $0.4 million in marketing.
Critical Accounting Estimates
Management has identified the accounting policies related to the ACL, fair value of assets acquired and liabilities assumed in a business combination, and the annual impairment testing of goodwill and other intangible assets to be critical accounting policies. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024, and there have been no material changes in these critical accounting policies since December 31, 2023.
RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2024 and March 31, 2023
Summary

	As of or for the Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2024	2023
Net Interest Income	$34,731	$40,076
Noninterest Income	9,750	(4,046)
Total Revenue, Net of Interest Expense	44,481	36,030
Credit Loss Expense	4,689	933
Noninterest Expense	35,565	33,319
Income Before Income Tax Expense	4,227	1,778
Income Tax Expense	958	381
Net Income	3,269	1,397
Diluted Earnings Per Share	$0.21	$0.09

Return on Average Assets	0.20%	0.09%
Return on Average Equity	2.49	1.14
Return on Average Tangible Equity(1)	4.18	2.70
Efficiency Ratio(1)	71.28	62.32
Dividend Payout Ratio	115.48	269.44
Common Equity Ratio	7.83	7.81
Tangible Common Equity Ratio(1)	6.43	6.48
Book Value per Share	$33.53	$31.94
Tangible Book Value per Share(1)	27.14	26.13
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

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$4,298,216	$58,867	5.51%	$3,867,110	$47,206	4.95%
Taxable investment securities	1,557,603	9,460	2.44	1,811,388	10,444	2.34
Tax-exempt investment securities (2)(4)	328,736	2,097	2.57	397,110	2,649	2.71
Total securities held for investment (2)	1,886,339	11,557	2.46	2,208,498	13,093	2.40
Other	30,605	418	5.49	24,848	244	3.98
Total interest earning assets (2)	$6,215,160	$70,842	4.58%	$6,100,456	$60,543	4.02%
Other assets	420,219			423,609
Total assets	$6,635,379			$6,524,065

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,301,470	$2,890	0.89%	$1,515,845	$1,849	0.49%
Money market deposits	1,102,543	8,065	2.94	930,543	3,269	1.42
Savings deposits	694,143	2,047	1.19	653,043	272	0.17
Time deposits	1,446,981	14,724	4.09	1,417,688	9,929	2.84
Total interest bearing deposits	4,545,137	27,726	2.45	4,517,119	15,319	1.38
Securities sold under agreements to repurchase	5,330	11	0.83	145,809	450	1.25
Other short-term borrowings	409,525	4,964	4.88	111,306	1,336	4.87
Total short-term borrowings	414,855	4,975	4.82	257,115	1,786	2.82
Long-term debt	123,266	2,103	6.86	139,208	2,124	6.19
Total borrowed funds	538,121	7,078	5.29	396,323	3,910	4.00
Total interest bearing liabilities	$5,083,258	$34,804	2.75%	$4,913,442	$19,229	1.59%

Noninterest bearing deposits	935,977			1,029,575
Other liabilities	88,611			82,501
Shareholders’ equity	527,533			498,547
Total liabilities and shareholders’ equity	$6,635,379			$6,524,065
Net interest income (2)		$36,038			$41,314
Net interest spread(2)			1.83%			2.43%
Net interest margin(2)			2.33%			2.75%

Total deposits(5)	$5,481,114	$27,726	2.03%	$5,546,694	$15,319	1.12%
Cost of funds(6)			2.33%			1.31%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent). The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $237 thousand and $95 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively. Loan purchase discount accretion was $1.2 million and $1.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Tax equivalent adjustments were $920 thousand and $716 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $387 thousand and $522 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively. The federal statutory tax rate utilized was 21%.

(5)	Total deposits is the sum of total interest-bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.
(6)	Cost of funds is calculated as annualized total interest expense divided by the sum of average total deposits and borrowed funds.

The following table shows changes to tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) attributable to (i) changes in volume and (ii) changes in rate. Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,
	2024 Compared to 2023
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$5,788	$5,873	$11,661
Taxable investment securities	(1,444)	460	(984)
Tax-exempt investment securities (1)	(425)	(127)	(552)
Total securities held for investment (1)	(1,869)	333	(1,536)
Other	66	108	174
Change in interest income (1)	3,985	6,314	10,299
Increase (decrease) in interest expense:
Interest checking deposits	(291)	1,332	1,041
Money market deposits	706	4,090	4,796
Savings deposits	18	1,757	1,775
Time deposits	215	4,580	4,795
Total interest-bearing deposits	648	11,759	12,407
Securities sold under agreements to repurchase	(326)	(113)	(439)
Other short-term borrowings	3,625	3	3,628
Total short-term borrowings	3,299	(110)	3,189
Long-term debt	(249)	228	(21)
Total borrowed funds	3,050	118	3,168
Change in interest expense	3,698	11,877	15,575
Change in net interest income	$287	$(5,563)	$(5,276)
Percentage increase in net interest income over prior period			(12.8)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the first quarter of 2024 was $36.0 million, a decrease of $5.3 million, or 12.8%, as compared to $41.3 million for the first quarter of 2023. The decrease in tax equivalent net interest income in the first quarter of 2024 as compared to the first quarter of 2023 was due primarily to an increase in interest expense on interest bearing deposits and borrowed funds of $12.4 million and $3.2 million, respectively, due to higher costs and volumes. The decrease in tax equivalent net interest income was also due to a decrease of $1.5 million, or 11.7%, in interest income earned from investment securities, which stemmed from lower volumes. Partially offsetting these decreases was an increase of $11.7 million, or 24.7%, in loan interest income due to the acquired DNVB loan portfolio, organic loan growth and an increase in loan yield.
The tax equivalent net interest margin for the first quarter of 2024 declined to 2.33% from 2.75% for the first quarter of 2023, driven by higher funding costs and volumes, partially offset by higher interest earning asset volumes and yields. The cost of interest bearing liabilities increased 116 bps to 2.75%, due to interest bearing deposit costs of 2.45%, short-term borrowing costs of 4.82%, and long-term debt costs of 6.86%, which increased 107 bps, 200 bps and 67 bps, respectively from the first quarter of 2023. Total interest earning assets yield increased 56 bps from the first quarter of 2023, primarily as a result of the increase in loan yield of 56 bps.
Credit Loss Expense
Credit loss expense of $4.7 million was recorded during the first quarter of 2024, with $0.9 million credit loss expense recorded in the first quarter of 2023. Credit loss expense in the current quarter reflected $3.2 million of day 1 credit loss expense related to the DNVB acquisition, as well as additional reserve taken to support organic loan growth. Net charge-offs were $0.2 million in the first quarter of 2024, as compared to net charge-offs of $0.3 million in the first quarter of 2023. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) Midwest unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, (4) year-to-year change in U.S. GDP, (5) year-to-year change in the National Home Price Index, and (6) rental vacancy. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income (Loss)
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Investment services and trust activities	$3,503	$2,933	$570	19.4%
Service charges and fees	2,144	2,008	136	6.8
Card revenue	1,943	1,748	195	11.2
Loan revenue	856	1,420	(564)	(39.7)
Bank-owned life insurance	660	602	58	9.6
Investment securities gains (losses), net	36	(13,170)	13,206	n/m
Other	608	413	195	47.2
Total noninterest income (loss)	$9,750	$(4,046)	$13,796	n/m

Results are not meaningful (n/m)
Total noninterest income for the first quarter of 2024 increased $13.8 million to $9.8 million, compared to a loss of $4.0 million in the first quarter of 2023, primarily due to investment securities losses, net, of $13.2 million recorded in the first quarter of 2023 as part of a balance sheet repositioning, which did not recur in the first quarter of 2024. In addition, investment services and trust activities income increased $0.6 million compared to the first quarter of 2023, due to growth in assets under administration. Partially offsetting these identified increases was a decline of $0.6 million in loan revenue, which primarily reflected the unfavorable year-over-year change in the fair value of our mortgage servicing rights, from a positive adjustment of $315 thousand in the first quarter of 2023 to a negative adjustment of $368 thousand in the first quarter of 2024.
Noninterest Expense
The following tables present significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Compensation and employee benefits	$20,930	$19,607	$1,323	6.7%
Occupancy expense of premises, net	2,813	2,746	67	2.4
Equipment	2,600	2,171	429	19.8
Legal and professional	2,059	1,736	323	18.6
Data processing	1,360	1,363	(3)	(0.2)
Marketing	598	986	(388)	(39.4)
Amortization of intangibles	1,637	1,752	(115)	(6.6)
FDIC insurance	942	749	193	25.8
Communications	196	261	(65)	(24.9)
Foreclosed assets, net	358	(28)	386	n/m
Other	2,072	1,976	96	4.9
Total noninterest expense	$35,565	$33,319	$2,246	6.7%

Results are not meaningful (n/m)

The following table summarizes the DNVB acquisition-related expenses incurred during the three months ended March 31, 2024 and IOFB acquisition-related expenses incurred during the three months ended March 31, 2023, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended March 31,
Merger-related expenses:	2024	2023
(dollars in thousands)
Compensation and employee benefits	$241	$70
Occupancy expense of premises, net	152	—
Equipment	149	—
Legal and professional	573	—
Data processing	61	65
Marketing	32	—
Communications	1	—
Other	105	1
Total merger-related expenses	$1,314	$136
Noninterest expense for the first quarter of 2024 increased $2.2 million, or 6.7%, to $35.6 million from $33.3 million for the first quarter of 2023, primarily due to increases of $1.3 million, $0.4 million, and $0.4 million in compensation and employee benefits, equipment, and foreclosed assets, net, respectively. The increase in compensation and employee benefits was primarily driven by annual compensation adjustments, increased headcount as a result of the DNVB acquisition, increased incentive and commission expense, and merger-related expenses. The increase in equipment reflected higher software costs and merger-related expenses. The increase in foreclosed assets, net, was due to a $0.3 million write-down of other real estate owned. Partially offsetting these increases was a decline of $0.4 million in marketing.
Income Tax Expense
Our effective income tax rate, or income taxes divided by income before taxes, was 22.7% for the three months ended March 31, 2024, as compared to an effective tax rate of 21.4% for the three months ended March 31, 2023. The effective tax rate for the full year 2024 is expected to be in the range of 21 to 23%.

FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	March 31, 2024	December 31, 2023	$ Change	% Change
ASSETS
Cash and cash equivalents	$97,762	$81,727	$16,035	19.6%
Loans held for sale	2,329	1,045	1,284	122.9
Debt securities available for sale at fair value	797,230	795,134	2,096	0.3
Held to maturity securities at amortized cost	1,064,939	1,075,190	(10,251)	(1.0)
Loans held for investment, net of unearned income	4,414,646	4,126,947	287,699	7.0
Allowance for credit losses	(55,900)	(51,500)	(4,400)	8.5
Total loans held for investment, net	4,358,746	4,075,447	283,299	7.0
Other assets	427,009	398,997	28,012	7.0
Total assets	$6,748,015	$6,427,540	$320,475	5.0%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,585,236	$5,395,673	$189,563	3.5%
Total borrowings	545,054	423,560	121,494	28.7
Other liabilities	89,685	83,929	5,756	6.9
Total shareholders' equity	528,040	524,378	3,662	0.7
Total liabilities and shareholders' equity	$6,748,015	$6,427,540	$320,475	5.0%

Debt Securities
The composition of debt securities available for sale and held to maturity as of the dates indicated was as follows:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Treasuries	$247	—%	$—	—%
States and political subdivisions	123,378	15.5	130,139	16.4
Mortgage-backed securities	5,199	0.7	5,311	0.7
Collateralized loan obligations	61,866	7.8	50,437	6.3
Collateralized mortgage obligations	178,622	22.4	169,196	21.3
Corporate debt securities	427,918	53.6	440,051	55.3
Fair value of debt securities available for sale	$797,230	100.0%	$795,134	100.0%

Held to Maturity
States and political subdivisions	$531,961	50.0	$532,422	49.5%
Mortgage-backed securities	73,668	6.9	74,904	7.0%
Collateralized mortgage obligations	459,310	43.1	467,864	43.5%
Amortized cost of debt securities held to maturity	$1,064,939	100.0%	$1,075,190	100.0%
As of March 31, 2024, there was $314 thousand of gross unrealized gains and $76.2 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $75.9 million. As of March 31, 2024 there were no gross unrealized gains and $189.3 million of gross unrealized losses in our held to maturity debt securities.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.
Loans
The composition of our loan portfolio by type of loan was as follows, as of the dates indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$113,029	2.6%	$118,414	2.9%
Commercial and industrial	1,105,718	25.0	1,075,003	26.0
Commercial real estate	2,437,829	55.3	2,225,310	54.0
Residential real estate	677,409	15.3	640,437	15.5
Consumer	80,661	1.8	67,783	1.6
Loans held for investment, net of unearned income	$4,414,646	100.0%	$4,126,947	100.0%
Loans held for sale	$2,329		$1,045
Loans held for investment, net of unearned income, at March 31, 2024, increased $287.7 million, or 7.0%, from December 31, 2023 to $4.41 billion, driven primarily by loans acquired in the DNVB acquisition, organic loan growth, and higher line of credit usage. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio. Our loan to deposit ratio increased to 79.04% as of March 31, 2024 as compared to 76.49% as of December 31, 2023.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.24 billion and $1.21 billion as of March 31, 2024 and December 31, 2023, respectively.

The composition of our commercial real estate loan portfolio as of March 31, 2024 was as follows:

(dollars in thousands)	Amount	% of Total Loans
Construction & Development	$403,571	9.1%
Farmland	184,109	4.2
Multifamily	409,504	9.3
CRE Other:
NOO CRE Office	166,115	3.8
OO CRE Office	91,259	2.1
Industrial and Warehouse	429,080	9.7
Retail	285,020	6.5
Hotel	126,229	2.9
Other	342,942	7.8
Total CRE	$2,437,829	55.2%
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans held for investment	$28,300	$25,891
Accruing loans contractually past due 90 days or more	967	468
Total nonperforming loans	29,267	26,359
Foreclosed assets, net	3,897	3,929
Total nonperforming assets	33,164	30,288

Nonaccrual loans ratio (1)	0.64%	0.63%
Nonperforming loans ratio (2)	0.66%	0.64%
Nonperforming assets ratio (3)	0.49%	0.47%
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
Compared to December 31, 2023, nonperforming loans and asset ratios remained stable, with slight increases in both ratios of 2 basis points.
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
When a loan officer originates a new loan, based upon proper loan authorization, they document the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. This information is used in the determination of the initial loan risk rating. Segregation of owner-occupied and non-owner occupied residential real estate loans is made at the time of origination. The Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Credit relationships with larger exposure may pose incrementally higher risks. As a result, the Bank's loan review department is required to review all credit relationships with total exposure of $7.5 million or more at least annually. In addition, the individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current and anticipated performance of the loan. The results of such reviews are presented to both executive management and the audit committee of the Company's board of directors.

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
•Term extension.

During the three months ended March 31, 2024, the amortized cost of the loans that were modified to borrowers in financial distress was $0.9 million, which represented 0.02% of total loans held for investment, net of unearned income.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$648	2.6%	$613	2.9%
Commercial and industrial	21,882	25.0%	21,743	26.0%
Commercial real estate	26,772	55.3%	23,759	54.0%
Residential real estate	5,014	15.3%	4,762	15.5%
Consumer	1,584	1.8%	623	1.6%
Total	$55,900	100.0%	$51,500	100.0%

Allowance for credit losses ratio(1)	1.27%		1.25%
Allowance for credit losses to nonaccrual loans ratio(2)	197.53%		198.91%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.
The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Three Months Ended March 31, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2024
Charge-offs	$(4)	$(299)	$(35)	$(19)	$(290)	$(647)
Recoveries	355	46	8	9	40	458
Net (charge-offs) recoveries	$351	$(253)	$(27)	$(10)	$(250)	$(189)

Net (charge-off) recovery ratio(1)	0.03%	(0.02)%	—%	—%	(0.02)%	(0.02)%

For the Three Months Ended March 31, 2023
Charge-offs	$(1)	$(320)	$(18)	$—	$(148)	$(487)
Recoveries	26	75	5	4	44	154
Net (charge-offs) recoveries	$25	$(245)	$(13)	$4	$(104)	$(333)

Net (charge-off) recovery ratio(1)	—%	(0.03)%	—%	—%	(0.01)%	(0.03)%
(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of March 31, 2024 was $55.9 million, which was 1.27% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $51.5 million as of December 31, 2023, which was 1.25% of loans held for investment, net of unearned income. The increase in the ACL primarily reflected the $3.1 million of day 1 credit loss expense related to the acquired DNVB loans, as well as an additional reserve taken to support organic loan growth. The liability for off-balance sheet credit exposures totaled $4.7 million as of March 31, 2024 and $4.6 million as of December 31, 2023, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $4.6 million for the three months ended March 31, 2024, as compared to credit loss expense related to loans of $0.9 million for the three months ended March 31, 2023. Gross charge-offs for the first three months of 2024 totaled $0.6 million, while there were $0.5 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first three months of 2024 was 0.02% compared to 0.03% for the three months ended March 31, 2023.
Economic Forecast: At March 31, 2024, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) year-to-year change in CRE Index - decreases over the next four forecasted quarters; (4) year-to-year change in U.S. GDP - increases over the next four forecasted quarters; (5) year-to-year change in National Home Price Index – increases over the next four forecasted quarters; and (6) rental vacancy - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
Loan Policy: We review all nonaccrual relationships greater than $250 thousand individually on a quarterly basis to measure any amount to be recognized in the Company's allowance for credit losses by analyzing the borrower's ability to repay amounts owed, collateral deficiencies, and other relevant factors. We review loans 90 days or more past due that are still accruing interest no less than quarterly to determine if the asset is both well secured and in the process of collection. If not, such loans are placed on non-accrual status. Upon the Company's determination that a loan balance has been deemed uncollectible, the uncollectible balance is charged-off.
Based on the inherent risk in the loan portfolio, management believed that as of March 31, 2024, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of March 31, 2024		As of December 31, 2023
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$920,764	16.5%	$897,053	16.6%
Interest checking deposits	1,349,823	24.2	1,320,435	24.5
Money market deposits	1,122,717	20.1	1,105,493	20.5
Savings deposits	728,276	13.0	650,655	12.1
Total non-maturity deposits	4,121,580	73.8	3,973,636	73.7
Time deposits of $250 and under	992,851	17.8	973,253	18.0
Time deposits over $250	470,805	8.4	448,784	8.3
Total time deposits	$1,463,656	26.2%	$1,422,037	26.3%
Total deposits	$5,585,236	100.0%	$5,395,673	100.0%
Deposits increased $189.6 million from December 31, 2023, or 3.5%, primarily due to the $224.2 million of deposits assumed in the DNVB acquisition. Included within time deposits of “$250 thousand and under” is $205.0 million of brokered deposits at March 31, 2024, compared with $221.0 million as of December 31, 2023. Approximately 87.9% of our total deposits were considered “core” deposits as of March 31, 2024, compared to 87.6% at December 31, 2023. We consider core deposits to be the total of all deposits other than time deposits greater than $250 thousand and non-reciprocal brokered deposits. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt as of the dates presented:

(dollars in thousands)	March 31, 2024	December 31, 2023
Securities sold under agreements to repurchase	$4,988	$5,064
Federal Home Loan Bank advances	—	10,200
Federal Reserve Bank borrowings	405,000	285,000
Line of credit	13,000	—
Total short-term borrowings	$422,988	$300,264

Junior subordinated notes issued to capital trusts	42,337	42,293
Subordinated debentures	64,170	64,137
Finance lease payable	554	604
Federal Home Loan Bank borrowings	6,255	6,262
Other long-term debt	8,750	10,000
Total long-term debt	$122,066	$123,296
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.

Capital Resources
Shareholders' Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company at the dates presented:

	March 31, 2024	December 31, 2023
Common equity ratio	7.83%	8.16%
Tangible common equity ratio(1)	6.43%	6.90%
Total risk-based capital ratio	11.97%	12.53%
Tier 1 risk-based capital ratio	9.75%	10.38%
Common equity tier 1 risk-based capital ratio	8.98%	9.59%
Tier 1 leverage ratio	8.16%	8.58%
Book value per share	$33.53	$33.41
Tangible book value per share(1)	$27.14	$27.90
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $528.0 million as of March 31, 2024, compared to $524.4 million as of December 31, 2023, an increase of $3.7 million, or 0.7%, driven by a decrease in the unrealized loss on available for sale debt securities, which decreased the negative balance included in AOCI, coupled with decrease in treasury stock, partially offset by a decline in additional paid-in capital and retained earnings.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of March 31, 2024, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers of the Company on February 15, 2024, in the aggregate amount of 104,326. Additionally, during the first three months of 2024, 77,443 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 21,278 shares were surrendered by grantees to satisfy tax requirements, and 582 unvested restricted stock units were forfeited.
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
Cash and cash equivalents are summarized in the table below.

(dollars in thousands)	As of March 31, 2024	As of December 31, 2023
Cash and due from banks	$68,430	$76,237
Interest-bearing deposits	29,328	5,479
Federal funds sold	4	11
Total	$97,762	$81,727
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $9.6 million for the three-months ended March 31, 2024 and $17.6 million for the three-months ended March 31, 2023.
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
Contractual Obligations
There have been no material changes to the Company's contractual obligations existing at December 31, 2023, as disclosed in the Annual Report on Form 10-K, filed with the SEC on March 8, 2024.

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

The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent:

	Three Months Ended
Return on Average Tangible Equity	March 31, 2024	March 31, 2023
(Dollars in thousands)
Net income	$3,269	$1,397
Intangible amortization, net of tax (1)	1,228	1,314
Tangible net income	$4,497	$2,711

Average shareholders' equity	$527,533	$498,547
Average intangible assets, net	(95,296)	(92,002)
Average tangible equity	$432,237	$406,545

Return on average equity	2.49%	1.14%
Return on average tangible equity (2)	4.18%	2.70%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	March 31, 2024	December 31, 2023
(Dollars in thousands, except per share data)
Total shareholders’ equity	$528,040	$524,378
Intangible assets, net	(100,649)	(86,546)
Tangible common equity	$427,391	$437,832

Total assets	$6,748,015	$6,427,540
Intangible assets, net	(100,649)	(86,546)
Tangible assets	$6,647,366	$6,340,994

Book value per share	$33.53	$33.41
Tangible book value per share (1)	$27.14	$27.90
Shares outstanding	15,750,471	15,694,306

Equity to assets ratio	7.83%	8.16%
Tangible common equity ratio (2)	6.43%	6.90%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended
Efficiency Ratio	March 31, 2024	March 31, 2023
(dollars in thousands)
Total noninterest expense	$35,565	$33,319
Amortization of intangibles	(1,637)	(1,752)
Merger-related expenses	(1,314)	(136)
Noninterest expense used for efficiency ratio	$32,614	$31,431

Net interest income, tax equivalent(1)	$36,038	$41,314
Noninterest income (loss)	9,750	(4,046)
Investment security (gains) losses, net	(36)	13,170
Net revenues used for efficiency ratio	$45,752	$50,438

Efficiency ratio(2)	71.28%	62.32%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

	Three Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	March 31, 2024	March 31, 2023
(dollars in thousands)
Net interest income	$34,731	$40,076
Tax equivalent adjustments:
Loans (1)	920	716
Securities (1)	387	522
Net interest income, tax equivalent	$36,038	$41,314
Loan purchase discount accretion	(1,152)	(1,189)
Core net interest income	$34,886	$40,125

Net interest margin	2.25%	2.66%
Net interest margin, tax equivalent (2)	2.33%	2.75%
Core net interest margin (3)	2.26%	2.67%
Average interest earning assets	$6,215,160	$6,100,456

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
Net cash inflows from operating activities were $9.6 million in the first three months of 2024, compared with $17.6 million in the first three months of 2023. Net cash outflows from investing activities were $38.3 million in the first three months of 2024, compared to net cash inflows of $132.5 million in the comparable three-month period of 2023. Net cash inflows from financing activities in the first three months of 2024 were $44.8 million, compared with net cash outflows of $167.4 million for the same period of 2023.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window/Bank Term Funding Program
•Federal Home Loan Bank Advances
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Federal funds positions provide a source of short-term liquidity funding for the Bank. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of March 31, 2024, the Bank maintains several unsecured federal funds lines totaling $155.0 million, which lines are tested annually to ensure availability.

Federal Reserve Bank Discount Window and Bank Term Funding Program - The Federal Reserve Bank Discount Window and the BTFP are additional sources of liquidity, particularly during periods of economic uncertainty or stress. Effective March 11, 2024, no new loans will be made under the BTFP. As of March 31, 2024, the Bank had investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, and collateralized mortgage obligations, with an approximate market value of $790.3 million pledged to the Federal Reserve Bank of Chicago for liquidity purposes and had additional borrowing capacity of $421.4 million. There were no outstanding borrowings through the FRB Discount Window at March 31, 2024. There were $405.0 million of Bank Term Funding Program borrowings outstanding at March 31, 2024.
Federal Home Loan Bank Advances - FHLB advances provide both a source of liquidity and long-term funding for the Bank. All credit exposure, including advances and federal funds borrowings from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current credit limit established by the FHLBDM is equal to 45% of the Bank's total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit, and other sources of credit exposure to the FHLB. As of March 31, 2024, the Bank had no short-term FHLB advances and $6.3 million in long-term FHLB borrowings and additional borrowing capacity of $795.9 million.
Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. Board approval is required to exceed this limit. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits and an “undercapitalized” rating prohibits the Bank from using brokered deposits. The Company had brokered deposits of $205.0 million as of March 31, 2024 and $221.0 million as of December 31, 2023.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5.00 billion, with some exceptions for financial institutions that do not meet such criteria. At March 31, 2024, the Company had $14.0 million of reciprocal time deposits, $132.7 million of reciprocal interest bearing non-maturity deposits, and $64.2 million non-interest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 15% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2024.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
March 31, 2024
Dollar change	$2,832	$1,273	$(2,220)	$(4,634)
Percent change	1.9%	0.9%	(1.5)%	(3.1)%
December 31, 2023
Dollar change	$1,280	$(347)	$229	$111
Percent change	0.9%	(0.2)%	0.2%	0.1%
As of March 31, 2024, 33.9% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 40.7% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer,

to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 8, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 - 31, 2024	—	$—	—	$15,000,000
February 1 - 29, 2024	21,278	24.48	—	15,000,000
March 1 - 31, 2024	—	—	—	15,000,000
Total	21,278	$24.48	—	$15,000,000

(1) During the three months ended March 31, 2024, no shares were repurchased by the Company under the current share repurchase program, while 21,278 shares were surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On April 27, 2023, the Board of Directors of the Company approved the current share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. Since April 28, 2023 and through March 31, 2024, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
During the fiscal quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws, as Amended of MidWestOne Financial Group, Inc. as of October 18, 2022	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2022

4.1	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed with the SEC on May 5, 2023

4.2	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed with the SEC on May 5, 2023

10.1	Third Amendment to the Credit Agreement by and between MidWestOne Financial Group, Inc. and U.S. Bank National Association dated February 12, 2024	Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 7, 2024	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)