Form 10-Q
period 2024-06-30
MidWestOne Financial Group, Inc.
filed 2024-08-06
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 1, 2024, there were 15,773,468 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available for Sale	FHLBC	Federal Home Loan Bank of Chicago
AOCI	Accumulated Other Comprehensive Income	FHLBDM	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FNBF	First National Bank in Fairfield
ATM	Automated Teller Machine	FNBM	First National Bank of Muscatine
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FNMA	Federal National Mortgage Association
BHCA	Bank Holding Company Act of 1956, as amended	FRB	Board of Governors of the Federal Reserve System
BOD	Bank of Denver	GAAP	U.S. Generally Accepted Accounting Principles
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act of 1999
CAA	Consolidated Appropriations Act, 2021	GNMA	Government National Mortgage Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	ICS	Insured Cash Sweep
CDARS	Certificate of Deposit Account Registry Service	IOFB	Iowa First Bancshares Corp.
CECL	Current Expected Credit Loss	LIBOR	The London Inter-bank Offered Rate
CMO	Collateralized Mortgage Obligations	MBEFD	Loan Modification for Borrowers Experiencing Financial Difficulty
COVID-19	Coronavirus Disease 2019	MBS	Mortgage-Backed Securities
CRA	Community Reinvestment Act	PCD	Purchase Credit Deteriorated
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
DCF	Discounted Cash Flows	ROU	Right-of-Use
DNVB	Denver Bankshares, Inc.	RPA	Credit Risk Participation Agreement
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RRE	Residential Real Estate
ECL	Expected Credit Losses	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SEC	U.S. Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$66,228	$76,237
Interest earning deposits in banks	35,340	5,479
Federal funds sold	—	11
Total cash and cash equivalents	101,568	81,727
Debt securities available for sale at fair value	771,034	795,134
Held to maturity securities at amortized cost	1,053,080	1,075,190
Total securities	1,824,114	1,870,324
Loans held for sale	2,850	1,045
Gross loans held for investment	4,304,619	4,138,352
Unearned income, net	(17,387)	(11,405)
Loans held for investment, net of unearned income	4,287,232	4,126,947
Allowance for credit losses	(53,900)	(51,500)
Total loans held for investment, net	4,233,332	4,075,447
Premises and equipment, net	91,793	85,742
Goodwill	69,388	62,477
Other intangible assets, net	27,939	24,069
Foreclosed assets, net	6,053	3,929
Other assets	224,621	222,780
Total assets	$6,581,658	$6,427,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$882,472	$897,053
Interest bearing deposits	4,529,947	4,498,620
Total deposits	5,412,419	5,395,673
Short-term borrowings	414,684	300,264
Long-term debt	114,839	123,296
Other liabilities	96,430	83,929
Total liabilities	6,038,372	5,903,162

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 16,581,017 and 16,581,017; outstanding shares of 15,773,468 and 15,694,306	16,581	16,581
Additional paid-in capital	300,831	302,157
Retained earnings	306,030	294,784
Treasury stock at cost, 807,549 and 886,711 shares	(22,021)	(24,245)
Accumulated other comprehensive loss	(58,135)	(64,899)
Total shareholders' equity	543,286	524,378
Total liabilities and shareholders' equity	$6,581,658	$6,427,540
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands, except per share amounts)	2024	2023	2024	2023
Interest income
Loans, including fees	$61,643	$49,726	$119,590	$96,216
Taxable investment securities	9,228	9,734	18,688	20,178
Tax-exempt investment securities	1,663	1,822	3,373	3,949
Other	242	68	660	312
Total interest income	72,776	61,350	142,311	120,655
Interest expense
Deposits	28,942	20,117	56,668	35,436
Short-term borrowings	5,409	2,118	10,384	3,904
Long-term debt	2,078	2,153	4,181	4,277
Total interest expense	36,429	24,388	71,233	43,617
Net interest income	36,347	36,962	71,078	77,038
Credit loss expense	1,267	1,597	5,956	2,530
Net interest income after credit loss expense	35,080	35,365	65,122	74,508
Noninterest income
Investment services and trust activities	3,504	3,119	7,007	6,052
Service charges and fees	2,156	2,047	4,300	4,055
Card revenue	1,907	1,847	3,850	3,595
Loan revenue	1,525	909	2,381	2,329
Bank-owned life insurance	668	616	1,328	1,218
Investment securities gains (losses), net	33	(2)	69	(13,172)
Other	11,761	210	12,369	623
Total noninterest income	21,554	8,746	31,304	4,700
Noninterest expense
Compensation and employee benefits	20,985	20,386	41,915	39,993
Occupancy expense of premises, net	2,435	2,574	5,248	5,320
Equipment	2,530	2,435	5,130	4,606
Legal and professional	2,253	1,682	4,312	3,418
Data processing	1,645	1,521	3,005	2,884
Marketing	636	1,142	1,234	2,128
Amortization of intangibles	1,593	1,594	3,230	3,346
FDIC insurance	1,051	862	1,993	1,611
Communications	191	260	387	521
Foreclosed assets, net	138	(6)	496	(34)
Other	2,304	2,469	4,376	4,445
Total noninterest expense	35,761	34,919	71,326	68,238
Income before income tax expense	20,873	9,192	25,100	10,970
Income tax expense	5,054	1,598	6,012	1,979
Net income	$15,819	$7,594	$19,088	$8,991

Per common share information
Earnings - basic	$1.00	$0.48	$1.21	$0.57
Earnings - diluted	$1.00	$0.48	$1.21	$0.57
Dividends paid	$0.2425	$0.2425	$0.4850	$0.4850
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (dollars in thousands)	2024	2023	2024	2023
Net income	$15,819	$7,594	$19,088	$8,991

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from AFS debt securities:
Unrealized net gain (loss) on debt securities AFS	3,023	(8,795)	5,174	(9,080)
Reclassification adjustment for (gains) losses included in net income	(33)	2	(69)	13,172
Reclassification of the change in fair value of AFS debt securities attributable to change in hedged risk	104	—	986	—
Income tax (expense) benefit	(783)	2,222	(1,541)	(1,038)
Unrealized net gain (loss) on AFS debt securities, net of reclassification adjustments	2,311	(6,571)	4,550	3,054
Reclassification of AFS debt securities to HTM:
Amortization of the net unrealized loss from the reclassification of AFS debt securities to HTM	489	601	990	1,182
Income tax expense	(124)	(152)	(251)	(299)
Amortization of net unrealized loss from the reclassification of AFS debt securities to HTM, net	365	449	739	883
Unrealized gain (loss) from cash flow hedging instruments:
Unrealized net gains in cash flow hedging instruments	778	3,321	3,550	3,459
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(787)	(238)	(1,575)	(238)
Income tax (expense) benefit	2	(780)	(500)	(815)
Unrealized net gains (losses) on cash flow hedge instruments, net of reclassification adjustment	(7)	2,303	1,475	2,406
Other comprehensive income (loss), net of tax	2,669	(3,819)	6,764	6,343
Comprehensive income	$18,488	$3,775	$25,852	$15,334
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2023	$16,581	$300,966	$286,767	$(24,779)	$(78,885)	$500,650
Net income	—	—	7,594	—	—	7,594
Other comprehensive loss	—	—	—	—	(3,819)	(3,819)
Release/lapse of restriction on RSUs (9,798 shares, net)	—	(267)	(9)	271	—	(5)
Share-based compensation	—	725	—	—	—	725
Dividends paid on common stock ($0.2425 per share)	—	—	(3,804)	—	—	(3,804)
Balance at June 30, 2023	$16,581	$301,424	$290,548	$(24,508)	$(82,704)	$501,341

Balance at March 31, 2024	$16,581	$300,845	$294,066	$(22,648)	$(60,804)	$528,040
Net income	—	—	15,819	—	—	15,819
Other comprehensive income	—	—	—	—	2,669	2,669
Release/lapse of restriction on RSUs (22,997 shares, net)	—	(598)	(30)	627	—	(1)
Share-based compensation	—	584	—	—	—	584
Dividends paid on common stock ($0.2425 per share)	—	—	(3,825)	—	—	(3,825)
Balance at June 30, 2024	$16,581	$300,831	$306,030	$(22,021)	$(58,135)	$543,286

Six Months Ended June 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$16,581	$302,085	$289,289	$(26,115)	$(89,047)	$492,793
Net income	—	—	8,991	—	—	8,991
Other comprehensive income	—	—	—	—	6,343	6,343
Release/lapse of restriction on RSUs (61,146 shares, net)	—	(2,034)	(127)	1,607	—	(554)
Share-based compensation	—	1,373	—	—	—	1,373
Dividends paid on common stock ($0.4850 per share)	—	—	(7,605)	—	—	(7,605)
Balance at June 30, 2023	$16,581	$301,424	$290,548	$(24,508)	$(82,704)	$501,341

Balance at December 31, 2023	$16,581	$302,157	$294,784	$(24,245)	$(64,899)	$524,378
Net income	—	—	19,088	—	—	19,088
Other comprehensive income	—	—	—	—	6,764	6,764
Release/lapse of restriction on RSUs (79,162 shares, net)	—	(2,551)	(197)	2,224	—	(524)
Share-based compensation	—	1,225	—	—	—	1,225
Dividends paid on common stock ($0.4850 per share)	—	—	(7,645)	—	—	(7,645)
Balance at June 30, 2024	$16,581	$300,831	$306,030	$(22,021)	$(58,135)	$543,286

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2024	2023
Operating Activities:
Net income	$19,088	$8,991
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	5,956	2,530
Depreciation, amortization, and accretion	5,752	6,207
Net change in premises and equipment due to writedown or sale	78	61
Share-based compensation	1,225	1,373
Net (gain) loss on call or sale of debt securities available for sale	(69)	13,172
Net change in foreclosed assets due to writedown or sale	287	(31)
Net gain on sale of loans held for sale	(600)	(837)
Origination of loans held for sale	(29,834)	(26,151)
Proceeds from sales of loans held for sale	28,629	24,779
Increase in cash surrender value of bank-owned life insurance	(1,328)	(1,218)
(Increase) decrease in deferred income taxes, net	(123)	3
Gain on branch sale	(11,056)	—
Change in:
Other assets	8,375	10,273
Other liabilities	8,440	1,736
Net cash provided by operating activities	$34,820	$40,888
Investing Activities:
Purchases of equity securities	$(500)	$—
Proceeds from sales of debt securities available for sale	52,323	218,667
Proceeds from maturities and calls of debt securities available for sale	56,542	75,781
Purchases of debt securities available for sale	(28,376)	(54,690)
Proceeds from maturities and calls of debt securities held to maturity	22,141	30,053
Net increase in loans held for investment	(116,809)	(177,153)
Purchases of premises and equipment	(1,149)	(1,307)
Proceeds from sale of foreclosed assets	50	134
Proceeds from sale of premises and equipment	7	880
Net cash paid in business acquisition	(28,621)	—
Net cash received in divestiture of branches	43,732	—
Net cash (used in) provided by investing activities	$(660)	$92,365
Financing Activities:
Net (decrease) increase in:
Deposits	$(74,470)	$(23,563)
Short-term borrowings	76,920	(29,819)
Payments on finance lease liability	(100)	(89)
Payments of Federal Home Loan Bank borrowings	(6,000)	(11,000)
Payments of other long-term debt	(2,500)	(2,500)
Taxes paid relating to the release/lapse of restriction on RSUs	(524)	(554)
Dividends paid	(7,645)	(7,605)
Net cash used in financing activities	$(14,319)	$(75,130)
Net change in cash and cash equivalents	$19,841	$58,123
Cash and cash equivalents at beginning of period	81,727	86,435
Cash and cash equivalents at end of period	$101,568	$144,558

	Six Months Ended June 30,
(unaudited) (dollars in thousands)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$64,584	$39,016
Cash paid during the period for income taxes, net of refunds	2,317	1,115
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$2,461	$—
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$52,493	$—
Total loans held for investment, net	207,095	—
Premises and equipment	11,091	—
Assets held for sale	2,379	—
Goodwill	8,641	—
Core deposit intangible	7,100	—
Other assets	4,987	—
Total non-cash assets acquired	$293,786	$—
Liabilities assumed:
Deposits	$224,248	$—
Short-term borrowings	37,500	—
Other liabilities	3,417	—
Total liabilities assumed	$265,165	$—
Supplemental schedule of non-cash investing activities from divestiture:
Non-cash assets divested:
Total loans held for investment, net	$161,359	$—
Premises and equipment	3,511	—
Goodwill	1,730	—
Other assets	375	—
Total non-cash assets divested	$166,975	$—
Liabilities divested:
Deposits	$133,296	$—
Other liabilities	231	—
Total liabilities divested	$133,527	$—

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
On January 31, 2024, the Company completed the acquisition of DNVB, a bank holding company whose wholly-owned banking subsidiary was BOD. Immediately following completion of the acquisition, BOD was merged with and into the Bank. As consideration for the merger, the Company paid cash in the amount of $32.6 million.
On June 7, 2024, MidWestOne Bank completed the sale of its Florida banking operations for a 7.5% deposit premium, which consisted of one MidWestOne Bank branch in each of Naples and Ft. Myers, Florida.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2024 may not be indicative of results for the year ending December 31, 2024, or for any other period.

All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.
Segment Reporting
The Company’s activities are considered to be one reportable segment for financial reporting purposes. The Company is engaged in the business of commercial and retail banking and trust and investment management services with operations throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area, southwestern Wisconsin, Denver, Colorado, and, until June 7, 2024, Naples and Ft. Myers, Florida. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, and investments.
Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption at June 30, 2024

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

2.    Business Combinations and Divestitures
Business Combinations:
On January 31, 2024, the Company acquired 100% of the equity of DNVB through a merger and acquired its wholly-owned banking subsidiary, Bank of Denver, for cash consideration of $32.6 million. The primary reason for the acquisition was to increase our presence in Denver, Colorado. Immediately following the completion of the acquisition, BOD was merged with and into the Bank.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the January 31, 2024 acquisition date net of any applicable tax effects using a methodology similar to the Company's legacy assets and liabilities (refer to Note 14. Fair Value of Financial Instruments and Fair Value Measurements for additional information regarding the fair value methodology). Initial accounting for the assets acquired and liabilities assumed was incomplete at June 30, 2024. Thus, such amounts recognized in the financial statements have been determined to be provisional. The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. This goodwill is not deductible for tax purposes. The revenue and earnings amount specific to DNVB since the acquisition date that are included in the consolidated results for the three and six months ended June 30, 2024 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

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
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and six months ended June 30, 2024 and June 30, 2023. This unaudited, estimated pro forma information was calculated as if DNVB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of DNVB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, MidWestOne expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Total revenues	$57,791	$48,610	$103,075	$87,573
Net income (loss)	$16,407	$7,339	$22,812	$5,547
EPS - basic	$1.04	$0.47	$1.45	$0.35
EPS - diluted	$1.04	$0.47	$1.45	$0.35
The following table summarizes acquisition and divestiture-related expenses incurred during the three and six months ended June 30, 2024 and June 30, 2023, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Noninterest Expense
Compensation and employee benefits	$73	$—	$314	$70
Occupancy expense of premises, net	—	—	152	—
Equipment	28	—	177	—
Legal and professional	462	—	1,035	—
Data processing	251	—	312	65
Marketing	—	—	32	—
Communications	8	—	9	—
Other	32	—	137	1
Total acquisition and divestiture-related expenses	$854	$—	$2,168	$136

Divestitures:
On June 7, 2024, the Bank completed the sale of its Florida banking operations for a 7.5% deposit premium, which consisted of one bank branch in each of Naples and Ft. Myers, Florida. The sale of our Florida banking operations resulted in a gain on sale of $11.1 million that was recorded in other revenue.
The following is a summary of the assets and liabilities related to the branch sale:

June 7, 2024
Assets
Cash and due from banks	$353
Loans held for investment, net of unearned income	163,302
Allowance for credit losses	(1,943)
Total loans held for investment, net	161,359
Premises and equipment	3,511
Goodwill	1,730
Other assets	375
Total assets	$167,328
Liabilities
Deposits	$133,296
Other liabilities	231
Total liabilities	$133,527
3.    Debt Securities
At June 30, 2024, there was $6.2 million of net unrealized after tax loss remaining in accumulated other comprehensive loss, related to the transfer of securities classified as available for sale to held to maturity on January 1, 2022.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities as of the dates indicated:

	As of June 30, 2024
(in thousands)	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
U.S. Treasury securities	$250	$—	$—	$—	$250
State and political subdivisions	122,727	1	8,826	—	113,902
Mortgage-backed securities	5,232	4	140	—	5,096
Collateralized loan obligations	52,563	168	64	—	52,667
Collateralized mortgage obligations	195,077	23	22,472	—	172,628
Corporate debt securities	468,082	114	41,705	—	426,491
Total available for sale debt securities	$843,931	$310	$73,207	$—	$771,034

Held to Maturity
State and political subdivisions	$531,332	$—	$77,366	$—	$453,966
Mortgage-backed securities	71,993	—	12,879	—	59,114
Collateralized mortgage obligations	449,755	—	105,463	—	344,292
Total held to maturity debt securities	$1,053,080	$—	$195,708	$—	$857,372
(1) Amortized cost for the held to maturity securities includes $0.2 million of unamortized gain in state and political subdivisions, $76 thousand of unamortized gains in mortgage-backed securities and $8.8 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

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
(1) Amortized cost for the held to maturity securities includes $0.2 million of unamortized gain in state and political subdivisions, $58 thousand of unamortized gains in mortgage-backed securities and $9.7 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

Investment securities with a fair value of $1.16 billion at each of June 30, 2024 and December 31, 2023 were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At June 30, 2024 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $5.1 million and $3.6 million, respectively. At December 31, 2023 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $5.5 million and $3.7 million, respectively.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses has not been recorded as of June 30, 2024, aggregated by investment category and length of time in a continuous loss position:

		As of June 30, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	132	$1,372	$80	$110,214	$8,746	$111,586	$8,826
Mortgage-backed securities	21	100	1	4,677	139	4,777	140
Collateralized loan obligations	3	13,039	42	2,878	22	15,917	64
Collateralized mortgage obligations	21	47,816	679	119,410	21,793	167,226	22,472
Corporate debt securities	127	—	—	417,973	41,705	417,973	41,705
Total	304	$62,327	$802	$655,152	$72,405	$717,479	$73,207
As of June 30, 2024, 132 state and political subdivisions securities with total unrealized losses of $8.8 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2024, 21 mortgage-backed securities, and 21 collateralized mortgage obligations with unrealized losses totaling $22.6 million were held by the Company. Management evaluated the payment history of these securities. In addition, management considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2024, 3 collateralized loan obligations with unrealized losses of $0.1 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of June 30, 2024, 127 corporate debt securities with total unrealized losses of $41.7 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
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
The Company evaluates debt securities held to maturity for current expected credit losses. There were no debt securities held to maturity classified as nonaccrual or past due as of June 30, 2024. Held-to-maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. Based on this evaluation, management concluded that no allowance for credit loss for these securities was required.
Proceeds and gross realized gains and losses on debt securities available for sale for the three and six months ended June 30, 2024 and 2023, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Proceeds from sales of debt securities available for sale	$—	$—	$52,323	$218,667

Gross realized losses from sales of debt securities available for sale(1)	—	—	—	(13,170)
Net realized loss from sales of debt securities available for sale(1)	$—	$—	$—	$(13,170)

(1) The difference in investment security gains, net reported herein as compared to the Consolidated Statements of Income is associated with the net realized gain from the call of debt securities of $33 thousand and $69 thousand for the three and six months ended June 30, 2024, respectively, with $2 thousand net realized loss from the call of debt securities recorded during the three and six months ended June 30, 2023.

The contractual maturity distribution of investment debt securities at June 30, 2024 is shown below. Expected maturities of MBS, CLO and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$79,950	$78,771	$12,280	$11,902
Due after one year through five years	355,490	327,084	148,692	134,904
Due after five years through ten years	131,097	113,941	258,869	216,714
Due after ten years	24,522	20,847	111,491	90,446
	$591,059	$540,643	$531,332	$453,966
Mortgage-backed securities	5,232	5,096	71,993	59,114
Collateralized loan obligations	52,563	52,667	—	—
Collateralized mortgage obligations	195,077	172,628	449,755	344,292
Total	$843,931	$771,034	$1,053,080	$857,372

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Agricultural	$107,983	$118,414
Commercial and industrial	1,120,983	1,075,003
Commercial real estate:
Construction & development	351,646	323,195
Farmland	183,641	184,955
Multifamily	430,054	383,178
Commercial real estate-other	1,348,515	1,333,982
Total commercial real estate	2,313,856	2,225,310
Residential real estate:
One- to four- family first liens	492,541	459,798
One- to four- family junior liens	176,105	180,639
Total residential real estate	668,646	640,437
Consumer	75,764	67,783
Loans held for investment, net of unearned income	4,287,232	4,126,947
Allowance for credit losses	(53,900)	(51,500)
Total loans held for investment, net	$4,233,332	$4,075,447

Loans with unpaid principal in the amount of $1.25 billion and $1.13 billion at June 30, 2024 and December 31, 2023, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following tables present the amortized cost basis of loans based on delinquency status:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
June 30, 2024
Agricultural	$107,502	$—	$60	$421	$107,983	$—
Commercial and industrial	1,104,010	493	—	16,480	1,120,983	—
Commercial real estate:
Construction and development	351,202	213	231	—	351,646	—
Farmland	180,388	1,851	—	1,402	183,641	—
Multifamily	429,783	271	—	—	430,054	—
Commercial real estate-other	1,345,528	436	97	2,454	1,348,515	—
Total commercial real estate	2,306,901	2,771	328	3,856	2,313,856	—
Residential real estate:
One- to four- family first liens	485,926	3,506	1,927	1,182	492,541	338
One- to four- family junior liens	175,090	298	367	350	176,105	6
Total residential real estate	661,016	3,804	2,294	1,532	668,646	344
Consumer	75,371	189	99	105	75,764	89
Total	$4,254,800	$7,257	$2,781	$22,394	$4,287,232	$433

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
December 31, 2023
Agricultural	$117,852	$338	$—	$224	$118,414	$—
Commercial and industrial	1,058,301	440	401	15,861	1,075,003	—
Commercial real estate:
Construction and development	323,165	30	—	—	323,195	—
Farmland	182,759	677	352	1,167	184,955	—
Multifamily	383,178	—	—	—	383,178	—
Commercial real estate-other	1,327,727	2,129	1,290	2,836	1,333,982	—
Total commercial real estate	2,216,829	2,836	1,642	4,003	2,225,310	—
Residential real estate:
One- to four- family first liens	453,212	3,572	1,741	1,273	459,798	468
One- to four- family junior liens	179,339	356	690	254	180,639	—
Total residential real estate	632,551	3,928	2,431	1,527	640,437	468
Consumer	67,622	118	28	15	67,783	—
Total	$4,093,155	$7,660	$4,502	$21,630	$4,126,947	$468

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Agricultural	$421	$235	$219	$12	$—	$—
Commercial and industrial	16,645	17,770	12,116	12,549	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	1,530	1,654	1,390	1,490	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	2,717	3,441	2,454	853	—	—
Total commercial real estate	4,247	5,095	3,844	2,343	—	—
Residential real estate:
One- to four- family first liens	2,535	1,888	1,290	455	338	468
One- to four- family junior liens	796	876	121	—	6	—
Total residential real estate	3,331	2,764	1,411	455	344	468
Consumer	51	27	—	—	89	—
Total	$24,695	$25,891	$17,590	$15,359	$433	$468
The interest income recognized on loans that were on nonaccrual for the three months ended June 30, 2024 and June 30, 2023 was $123 thousand and $38 thousand, respectively. The interest income recognized on loans that were on nonaccrual for the six months ended June 30, 2024 and June 30, 2023 was $252 thousand and $94 thousand, respectively.
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

The following tables set forth the amortized cost basis of loans by class of receivable by credit quality indicator, and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of June 30, 2024. As of June 30, 2024, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
June 30, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Agricultural
Pass	$9,931	$8,394	$10,678	$6,426	$2,177	$1,599	$64,512	$103,717
Special mention / watch	147	215	443	245	100	478	1,365	2,993
Substandard	30	—	222	156	212	213	440	1,273
Doubtful	—	—	—	—	—	—	—	—
Total	$10,108	$8,609	$11,343	$6,827	$2,489	$2,290	$66,317	$107,983

Commercial and industrial
Pass	$85,109	$161,638	$194,275	$182,208	$107,822	$125,602	$179,462	$1,036,116
Special mention / watch	93	7,736	17,163	897	3,055	5,626	10,159	44,729
Substandard	468	654	732	2,952	76	33,875	1,381	40,138
Doubtful	—	—	—	—	—	—	—	—
Total	$85,670	$170,028	$212,170	$186,057	$110,953	$165,103	$191,002	$1,120,983

CRE - Construction and development
Pass	$51,903	$148,008	$112,679	$27,381	$3,077	$1,242	$5,723	$350,013
Special mention / watch	623	—	—	—	—	—	467	1,090
Substandard	—	312	231	—	—	—	—	543
Doubtful	—	—	—	—	—	—	—	—
Total	$52,526	$148,320	$112,910	$27,381	$3,077	$1,242	$6,190	$351,646

CRE - Farmland
Pass	$13,716	$25,478	$41,723	$43,094	$16,797	$16,846	$2,397	$160,051
Special mention / watch	820	—	5,858	3,979	5,675	644	865	17,841
Substandard	566	384	382	499	1,183	2,735	—	5,749
Doubtful	—	—	—	—	—	—	—	—
Total	$15,102	$25,862	$47,963	$47,572	$23,655	$20,225	$3,262	$183,641

CRE - Multifamily
Pass	$16,937	$42,485	$121,613	$106,455	$71,270	$21,265	$1,722	$381,747
Special mention / watch	11,109	—	452	271	16,650	12,333	—	40,815
Substandard	—	—	—	7,492	—	—	—	7,492
Doubtful	—	—	—	—	—	—	—	—
Total	$28,046	$42,485	$122,065	$114,218	$87,920	$33,598	$1,722	$430,054

CRE - Other
Pass	$40,075	$159,183	$312,547	$243,668	$223,127	$179,759	$68,353	$1,226,712
Special mention / watch	526	8,013	6,468	3,611	4,311	6,261	5,698	34,888
Substandard	1,311	243	26,141	17,959	16,761	24,500	—	86,915
Doubtful	—	—	—	—	—	—	—	—
Total	$41,912	$167,439	$345,156	$265,238	$244,199	$210,520	$74,051	$1,348,515

RRE - One- to four- family first liens
Pass / Performing	$38,297	$58,650	$130,613	$92,734	$51,605	$96,948	$13,562	$482,409
Special mention / watch	56	723	706	64	593	1,755	—	3,897
Substandard / Nonperforming	—	1,260	897	550	104	3,424	—	6,235
Doubtful	—	—	—	—	—	—	—	—
Total	$38,353	$60,633	$132,216	$93,348	$52,302	$102,127	$13,562	$492,541

RRE - One- to four- family junior liens
Performing	$9,492	$18,965	$25,328	$16,535	$6,921	$8,880	$89,182	$175,303
Nonperforming	—	—	395	69	22	316	—	802
Total	$9,492	$18,965	$25,723	$16,604	$6,943	$9,196	$89,182	$176,105

Consumer
Performing	$11,129	$26,788	$13,575	$7,707	$3,137	$7,526	$5,762	$75,624
Nonperforming	—	46	77	—	17	—	—	140
Total	$11,129	$26,834	$13,652	$7,707	$3,154	$7,526	$5,762	$75,764

	Term Loans by Origination Year						Revolving Loans
June 30, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Total by Credit Quality Indicator Category
Pass	$255,968	$603,836	$924,128	$701,966	$475,875	$443,261	$335,731	$3,740,765
Special mention / watch	13,374	16,687	31,090	9,067	30,384	27,097	18,554	146,253
Substandard	2,375	2,853	28,605	29,608	18,336	64,747	1,821	148,345
Doubtful	—	—	—	—	—	—	—	—
Performing	20,621	45,753	38,903	24,242	10,058	16,406	94,944	250,927
Nonperforming	—	46	472	69	39	316	—	942
Total	$292,338	$669,175	$1,023,198	$764,952	$534,692	$551,827	$451,050	$4,287,232

	Term Loans by Origination Year						Revolving Loans
June 30, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$—	$—	$4	$—	$—	$—	$4
Commercial and industrial	—	42	330	145	29	222	—	768
CRE - Construction and development	—	—	—	—	—	—	—	—
CRE - Farmland	—	—	—	—	—	—	—	—
CRE - Multifamily	—	—	—	—	—	—	—	—
CRE - Other	—	—	—	—	—	35	—	35
RRE - One-to-four-family first liens	—	—	53	22	—	—	—	75
RRE - One-to-four-family junior liens	—	—	—	—	—	—	—	—
Consumer	—	338	196	3	1	12	—	550
Total Current Period Gross Write-offs	$—	$380	$579	$174	$30	$269	$—	$1,432

The following tables set forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2023. As of December 31, 2023, there were no 'loss' rated credits.

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

Allowance for Credit Losses
The following are the economic factors utilized by the Company for its loan credit loss estimation process at June 30, 2024, and the forecast for each factor at that date: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) National unemployment - increases over the next three forecasted quarters, with a decrease in the fourth forecasted quarter; (3) year-to-year change in national retail sales - increases over the next four forecasted quarters; (4) year-to-year change in CRE Index - decreases over the next four forecasted quarters; and (5) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The increase in the ACL between June 30, 2024 and December 31, 2023 reflects $3.1 million of day 1 credit loss expense related to acquired DNVB loans, as well as additional reserve taken to support loan growth. Partially offsetting these identified increases was a $1.9 million reduction to the ACL for allowance allocated to the loans sold with our Florida banking operations. Net loan charge-offs were $0.5 million for the three months ended June 30, 2024 as compared to net loan charge-offs of $0.9 million for the three months ended June 30, 2023. Net loan charge-offs were $0.7 million for the six months ended June 30, 2024 as compared to net loan charge-offs of $1.2 million for the six months ended June 30, 2023.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $20.6 million at June 30, 2024.

The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Three Months Ended June 30, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended June 30, 2024
Beginning balance	$648	$21,882	$26,772	$5,014	$1,584	$55,900
Allocated to banking office sale	—	(51)	(1,795)	(94)	(3)	(1,943)
Charge-offs	—	(469)	—	(56)	(260)	(785)
Recoveries	—	223	6	4	28	261
Credit loss expense (benefit)(1)	(246)	1,423	(659)	(209)	158	467
Ending balance	$402	$23,008	$24,324	$4,659	$1,507	$53,900

For the Three Months Ended June 30, 2023
Beginning balance	$513	$22,345	$21,833	$4,545	$564	$49,800
Charge-offs	—	(189)	(812)	(33)	(125)	(1,159)
Recoveries	1	195	6	16	44	262
Credit loss expense (benefit) (1)	103	570	884	(135)	75	1,497
Ending balance	$617	$22,921	$21,911	$4,393	$558	$50,400
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.8 million and $0.1 million related to off-balance sheet credit exposures for the three months ended June 30, 2024 and June 30, 2023, respectively.

	For the Six Months Ended June 30, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30, 2024
Beginning balance	$613	$21,743	$23,759	$4,762	$623	$51,500
Allocated in banking office sale	—	(51)	(1,795)	(94)	(3)	(1,943)
Charge-offs	(4)	(768)	(35)	(75)	(550)	(1,432)
Recoveries	355	269	14	13	68	719
Credit loss expense (benefit)(1)	(562)	1,815	2,381	53	1,369	5,056
Ending balance	$402	$23,008	$24,324	$4,659	$1,507	$53,900

For the Six Months Ended June 30, 2023
Beginning balance	$923	$22,855	$20,123	$4,678	$621	$49,200
Charge-offs	(1)	(509)	(830)	(33)	(273)	(1,646)
Recoveries	27	270	11	20	88	416
Credit loss (benefit) expense(1)	(332)	305	2,607	(272)	122	2,430
Ending balance	$617	$22,921	$21,911	$4,393	$558	$50,400
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.9 million and $0.1 million related to off-balance sheet credit exposures for the six months ended June 30, 2024 and June 30, 2023, respectively.

The composition of the allowance for credit losses by portfolio segment based on evaluation method was as follows:

	As of June 30, 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$219	$16,024	$6,320	$1,564	$—	$24,127
Collectively evaluated for impairment	107,764	1,104,959	2,307,536	667,082	75,764	4,263,105
Total	$107,983	$1,120,983	$2,313,856	$668,646	$75,764	$4,287,232
Allowance for credit losses:
Individually evaluated for impairment	$—	$1,671	$44	$104	$—	$1,819
Collectively evaluated for impairment	402	21,337	24,280	4,555	1,507	52,081
Total	$402	$23,008	$24,324	$4,659	$1,507	$53,900

	As of December 31, 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$11	$17,231	$10,932	$983	$—	$29,157
Collectively evaluated for impairment	118,403	1,057,772	2,214,378	639,454	67,783	4,097,790
Total	$118,414	$1,075,003	$2,225,310	$640,437	$67,783	$4,126,947
Allowance for credit losses:
Individually evaluated for impairment	$—	$2,616	$705	$16	$—	$3,337
Collectively evaluated for impairment	613	19,127	23,054	4,746	623	48,163
Total	$613	$21,743	$23,759	$4,762	$623	$51,500
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of June 30, 2024
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$219	$—	$—	$219	$—
Commercial and industrial	16,024	—	—	16,024	1,671
Commercial real estate:
Farmland	3,686	—	—	3,686	—
Commercial real estate-other	2,468	—	166	2,634	44
Residential real estate:
One- to four- family first liens	1,290	—	—	1,290	—
One- to four- family junior liens	274	—	—	274	104
Total	$23,961	$—	$166	$24,127	$1,819

	As of December 31, 2023
(in thousands)	Primary Type of Collateral
	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$11	$—	$—	$11	$—
Commercial and industrial	15,991	—	1,240	17,231	2,616
Commercial real estate:
Farmland	5,403	—	—	5,403	—
Commercial real estate-other	5,350	—	179	5,529	705
Residential real estate:
One- to four- family first liens	481	—	—	481	—
One- to four- family junior liens	—	—	502	502	16
Total	$27,236	$—	$1,921	$29,157	$3,337

Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction, or combination thereof.

The following tables present the amortized cost basis of loans as of June 30, 2024 and June 30, 2023 that were modified during the three and six months ended June 30, 2024 and June 30, 2023 and experiencing financial difficulty at the time of the modification by class and by type of modification:

	For the Three Months and Six Months Ended June 30, 2024
					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Principal Forgiveness, Term Extension, & Interest Rate Reduction	Payment Delay & Term Extension	Total Class of Financing Receivable
Three Months Ended June 30, 2024
Commercial and industrial	$—	$—	$78	$—	$—	$—	$—	$—	0.01%
CRE - Construction and development	—	—	231	—	—	—	—	—	0.07%
CRE - Farmland	—	—	381	—	—	—	—	—	0.21%
CRE - Other	—	—	4,910	—	—	—	—	—	0.36%
RRE - One- to four- family first liens	—	—	393	—	—	—	—	—	0.08%
Total	$—	$—	$5,993	$—	$—	$—	$—	$—

Six Months Ended June 30, 2024
Commercial and industrial	$—	$—	$453	$—	$—	$—	$—	$—	0.04%
CRE - Construction and development	—	—	231	—	—	—	—	—	0.07%
CRE - Farmland	—	—	381	—	—	—	—	—	0.21%
CRE - Other	—	—	5,107	—	—	—	—	—	0.38%
RRE - One- to four- family first liens	—	252	393	—	—	—	—	—	0.13%
RRE - One- to four- family junior liens	—	—	136	—	—	—	—	—	0.08%
Total	$—	$252	$6,701	$—	$—	$—	$—	$—

	For the Three Months and Six Months Ended June 30, 2023
					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Principal Forgiveness, Term Extension, & Interest Rate Reduction	Payment Delay & Term Extension	Total Class of Financing Receivable
Three Months Ended June 30, 2023
Agricultural	$—	$15	$—	$—	$—	$—	$—	$—	0.01%
Commercial and industrial	—	272	732	—	—	—	192	—	0.11%
CRE - Farmland	—	—	1,843	—	—	—	—	—	1.01%
CRE - Other	—	158	—	—	—	—	—	—	0.01%
RRE - One- to four- family first liens	—	—	80	—	—	—	—	—	0.02%
Total	$—	$445	$2,655	$—	$—	$—	$192	$—

Six Months Ended June 30, 2023
Agricultural	$—	$15	$—	$—	$—	$—	$—	$—	0.01%
Commercial and industrial	—	272	778	—	112	305	192	—	0.15%
CRE - Farmland	—	—	1,843	—	—	—	—	—	1.01%
CRE - Other	—	158	—	—	—	—	—	—	0.01%
RRE - One- to four- family first liens	—	—	80	—	—	—	—	—	0.02%
Total	$—	$445	$2,701	$—	$112	$305	$192	$—

The Company has $5 thousand of additional commitments to lend amounts to the borrowers included in the previous tables as of June 30, 2024 and had no commitments as of June 30, 2023. For the three and six months ended June 30, 2024, the Company had two modified loans totaling $0.6 million and 8 modified loans totaling $0.9 million, respectively, to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification. For the three and six months ended June 30, 2023, the Company had four modified loans totaling $0.9 million to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following tables present the performance, as of June 30, 2024 and June 30, 2023, of loans that were modified while the borrower was experiencing financial difficulty at the time of modification in the last 12 months:

	As of June 30, 2024
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial	$522	$—	$—	$—	$522
CRE - Construction and development	312	—	231	—	543
CRE - Farmland	381	—	—	352	733
CRE - Other	10,662	—	—	—	10,662
RRE - One- to four- family first liens	645	—	—	—	645
RRE - One- to four- family junior liens	149	—	—	—	149
Total	$12,671	$—	$231	$352	$13,254

	As of June 30, 2023
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$—	$15	$—	$—	$15
Commercial and industrial	968	—	690	—	1,658
CRE - Farmland	1,843	—	—	—	1,843
CRE - Other	158	—	—	—	158
RRE - One- to four- family first liens	80	—	—	—	80
Total	$3,049	$15	$690	$—	$3,754

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 and June 30, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended June 30, 2024
Commercial and industrial	$—	—%	26.0
CRE - Construction and development	—	—	0.8
CRE - Farmland	—	—	5.4
CRE - Other	—	—	7.1
RRE - One- to four- family first liens	—	—	210.1
Total	$—	—%	20.4

Six Months Ended June 30, 2024
Commercial and industrial	$—	—%	8.1
CRE - Construction and development	—	—	0.8
CRE - Farmland	—	—	5.4
CRE - Other	—	—	7.1
RRE - One- to four- family first liens	—	—	210.1
RRE - One- to four- family junior liens	—	—	122.0
Total	$—	—%	21.1

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended June 30, 2023
Commercial and industrial	$—	—%	6.5
CRE - Farmland	—	—	0.9
RRE - One- to four- family first liens	—	—	3.9
Total	$—	—%	2.9

Six Months Ended June 30, 2023
Commercial and industrial	$63	1.25%	8.3
CRE - Farmland	—	—	0.9
CRE - Other	18	7.00	2.5
RRE - One- to four- family first liens	—	—	3.9
Total	$81	1.25%	4.1

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

	As of June 30, 2024			As of December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps - loans	$50,111	$2,577	$416	$41,101	$2,071	$902
Interest rate swaps - securities	150,000	174	20	150,000	—	821
Cash flow hedges
Interest rate swaps	200,000	2,651	—	200,000	940	264
Total	$400,111	$5,402	$436	$391,101	$3,011	$1,987

Not designated as hedging instruments:
Interest rate swaps	$614,745	$23,221	$23,232	$432,648	$22,028	$22,038
RPAs - protection sold	53,133	6	—	18,778	4	—
RPAs - protection purchased	30,633	—	3	31,145	—	9
Interest rate lock commitments	3,537	49	—	1,461	50	—
Interest rate forward loan sales contracts	3,551	13	—	2,075	—	23
Total	$705,599	$23,289	$23,235	$486,107	$22,082	$22,070

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
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. The Company has previously entered into pay-fixed receive-variable interest rate swaps to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt, including brokered deposits. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the 12 months following June 30, 2024, the Company estimates that an additional $2.2 million of income will be reclassified into interest expense.
The table below presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2024	2023		2024	2023
Interest rate swaps	$778	$3,321	Interest Expense	$787	$238

	Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2024	2023		2024	2023
Interest rate swaps	$3,550	$3,459	Interest Expense	$1,575	$238

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value or cash flow hedges are recorded	$483	$—	$190	$—	$891	$—	$349	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts - loans:
Hedged items	(233)	—	(27)	—	(997)	—	535	—
Derivative designated as hedging instruments	507	—	658	—	1,530	—	255	—

Interest contracts - securities:
Hedged items	(103)	—	—	—	(986)	—	—	—
Derivative designated as hedging instruments	284	—	—	—	1,343	—	—	—

As of June 30, 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$47,070	$(3,292)
Securities	$149,582	$(418)

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)		2024	2023	2024	2023
Interest rate swaps	Other income	$—	$—	$1	$—
RPAs	Other income	2	—	7	69
Interest rate lock commitments	Loan revenue	(28)	(32)	(1)	62
Interest rate forward loan sales contracts	Loan revenue	21	49	36	19
Total		$(5)	$17	$43	$150

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of June 30, 2024 and December 31, 2023, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of June 30, 2024
Asset Derivatives	$28,691	$—	$28,691	$—	$17,444	$11,247
Liability Derivatives	23,671	—	23,671	—	1,230	22,441

As of December 31, 2023
Asset Derivatives	$25,093	$—	$25,093	$—	$15,549	$9,544
Liability Derivatives	24,057	—	24,057	—	2,420	21,637
Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2024, fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.6 million.

6.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill for the period indicated:

(in thousands)	As of June 30, 2024	December 31, 2023
Goodwill, beginning of period	$62,477	$62,477
Established in acquisition	8,641	—
Allocated to divestiture	(1,730)	—
Total goodwill, end of period	$69,388	$62,477
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
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets as of the dates indicated:

	As of June 30, 2024			As of December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$65,345	$(44,562)	$20,783	$58,245	$(41,499)	$16,746
Customer relationship intangible	5,265	(5,160)	105	5,265	(5,008)	257
Other	2,700	(2,689)	11	2,700	(2,674)	26
	$73,310	$(52,411)	$20,899	$66,210	$(49,181)	$17,029
Indefinite-lived trade name intangible			7,040			7,040
Total other intangible assets, net			$27,939			$24,069
The following table provides the estimated future amortization expense for the remaining six months of the year ending December 31, 2024 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2024	$2,826	$87	$9	$2,922
2025	4,924	18	2	4,944
2026	3,840	—	—	3,840
2027	2,757	—	—	2,757
2028	2,110	—	—	2,110
Thereafter	4,326	—	—	4,326
Total	$20,783	$105	$11	$20,899

7.    Other Assets
The components of the Company's other assets as of June 30, 2024 and December 31, 2023 were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Bank-owned life insurance	$99,367	$98,039
Interest receivable	30,202	29,768
FHLB stock	5,096	5,806
Mortgage servicing rights	13,094	13,333
Operating lease right-of-use assets, net	1,784	2,337
Federal and state income taxes, current	—	1,556
Federal and state income taxes, deferred	28,577	31,218
Derivative assets	28,691	25,093
Other receivables/assets	17,810	15,630
	$224,621	$222,780

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Noninterest bearing deposits	$882,472	$897,053
Interest checking deposits	1,284,243	1,320,435
Money market deposits	1,043,376	1,105,493
Savings deposits	745,639	650,655
Time deposits of $250 and under	999,301	973,253
Time deposits over $250	457,388	448,784
Total deposits	$5,412,419	$5,395,673

The Company had $24.5 million and $15.2 million in reciprocal time deposits as of June 30, 2024 and December 31, 2023, respectively. Included in money market deposits at June 30, 2024 and December 31, 2023 were $114.7 million and $128.0 million, respectively, of interest-bearing reciprocal deposits. Included in noninterest bearing deposits at June 30, 2024 and December 31, 2023 were $52.0 million and $58.0 million, respectively, of noninterest-bearing reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to distribute deposits that exceed the FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits.

In addition, included above within the time deposits of “$250 thousand and under” was $196.0 million of brokered deposits as of June 30, 2024 and $221.0 million as of December 31, 2023.

As of June 30, 2024 and December 31, 2023, the Company had public entity deposits, which were collateralized by investment securities balances of $227.9 million and $183.4 million, respectively.

9.    Short-Term Borrowings
The following table summarizes our short-term borrowings as of the dates indicated:

	June 30, 2024		December 31, 2023
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.67%	$5,684	0.72%	$5,064
Federal Home Loan Bank advances	5.52	4,000	5.64	10,200
Federal Reserve Bank borrowings	4.77	405,000	4.82	285,000
Total	4.72%	$414,684	4.78%	$300,264

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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $135.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either June 30, 2024 or December 31, 2023.
Federal Reserve Bank Borrowing - At June 30, 2024 and December 31, 2023, the Company had no Federal Reserve Discount Window borrowings, while its borrowing capacity was $413.5 million as of June 30, 2024 and $428.8 million as of December 31, 2023. At June 30, 2024 and December 31, 2023, the Company had $405.0 million and $285.0 million, respectively, of Bank Term Funding Program borrowings. The FRB announced that effective March 11, 2024, no additional loans would be made under the Bank Term Funding Program. As of June 30, 2024 and December 31, 2023, investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, and collateralized mortgage obligations were pledged to the Federal Reserve Bank of Chicago, with a market value of $771.3 million and $797.6 million, respectively.

Unsecured Line of Credit - The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 19, 2023 such that the revolving commitment matures on September 30, 2024, with no updates made to the fee structure or the interest rate. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no borrowing outstanding under this revolving credit facility as of both June 30, 2024 and December 31, 2023.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

		June 30,	December 31,		June 30,	December 31,
		2024	2023		2024	2023
(in thousands)	Face Value	Book Value		Interest Rate(1)	Rate		Maturity Date	Callable Date
ATBancorp Statutory Trust I	$7,732	$6,992	$6,970	1.68% Margin	7.28%	7.33%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,068	11,034	1.65% Margin	7.25%	7.30%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,875	1,861	2.15% Margin	7.76%	7.77%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,983	6,964	3.50% Margin	9.10%	9.15%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	15,464	1.59% Margin	7.19%	7.24%	12/15/2037	12/15/2012
Total	$44,847	$42,382	$42,293

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
Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. At June 30, 2024, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes. At June 30, 2024 and December 31, 2023, the Company had outstanding subordinated debentures of $64.2 million and $64.1 million, respectively.
Other Long-Term Debt
Other long-term borrowings were as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$504	8.89%	$604
FHLB borrowings	2.23	250	3.11	6,262
Note payable to unaffiliated bank	6.88	7,500	6.89	10,000
Total	6.86%	$8,254	5.56%	$16,866
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
As a member of the FHLBDM, the Bank may borrow funds from the FHLB, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. In addition, the FHLB has established a credit capacity limit to the Bank that is equal to 45% of the Bank’s total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit and other sources of credit exposure to the FHLB. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the unaudited consolidated financial statements. As of June 30, 2024, there was $250 thousand of FHLB borrowings due in 2024.

11.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Basic Earnings Per Share:
Net income	$15,819	$7,594	$19,088	$8,991
Weighted average shares outstanding	15,763,414	15,680,386	15,743,056	15,665,103
Basic earnings per common share	$1.00	$0.48	$1.21	$0.57

Diluted Earnings Per Share:
Net income	$15,819	$7,594	$19,088	$8,991
Weighted average shares outstanding, including all dilutive potential shares	15,780,935	15,689,314	15,775,110	15,687,729
Diluted earnings per common share	$1.00	$0.48	$1.21	$0.57

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
As of June 30, 2024 and December 31, 2023, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore no amounts were held in reserve for each of these periods.

A comparison of the Company's and the Bank's capital with the corresponding minimum regulatory requirements in effect at June 30, 2024 and December 31, 2023, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2024
Consolidated:
Total capital/risk weighted assets	$675,817	12.62%	$562,159	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	554,283	10.35	455,081	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	511,901	9.56	374,773	7.00	N/A	N/A
Tier 1 leverage capital/average assets	554,283	8.29	267,327	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$673,406	12.61%	$560,759	10.50%	$534,056	10.00%
Tier 1 capital/risk weighted assets	616,872	11.55	453,948	8.50	427,245	8.00
Common equity tier 1 capital/risk weighted assets	616,872	11.55	373,839	7.00	347,137	6.50
Tier 1 leverage capital/average assets	616,872	9.24	267,151	4.00	333,939	5.00

At December 31, 2023
Consolidated:
Total capital/risk weighted assets	$668,748	12.53%	$560,596	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	554,177	10.38	453,816	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	511,884	9.59	373,731	7.00	N/A	N/A
Tier 1 leverage capital/average assets	554,177	8.58	258,487	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$656,027	12.49%	$551,658	10.50%	$525,388	10.00%
Tier 1 capital/risk weighted assets	606,456	11.54	446,580	8.50	420,310	8.00
Common equity tier 1 capital/risk weighted assets	606,456	11.54	367,772	7.00	341,502	6.50
Tier 1 leverage capital/average assets	606,456	9.39	258,339	4.00	322,924	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	June 30, 2024	December 31, 2023
(in thousands)
Commitments to extend credit	$1,194,005	$1,203,001
Commitments to sell loans	2,850	1,045
Standby letters of credit	6,599	7,795
Total	$1,203,454	$1,211,841
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At June 30, 2024 and December 31, 2023, the liability for off-balance-sheet credit losses totaled $5.5 million and $4.6 million, respectively. For the six months ended June 30, 2024, $0.9 million credit loss expense was recorded, with $0.1 million credit loss expense recorded for the six months ended June 30, 2023.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 65% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa, California, and Minnesota. The carrying value of investment securities of Iowa, California and Minnesota political subdivisions totaled 12%, 12%, and 10%, respectively, as of June 30, 2024.

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

Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Treasury securities	$250	$—	$250	$—
State and political subdivisions	113,902	—	113,902	—
Mortgage-backed securities	5,096	—	5,096	—
Collateralized loan obligations	52,667	—	52,667	—
Collateralized mortgage obligations	172,628	—	172,628	—
Corporate debt securities	426,491	—	426,491	—
Derivative assets	28,691	—	28,642	49
Mortgage servicing rights	13,094	—	13,094	—

Liabilities:
Derivative liabilities	$23,671	$—	$23,671	$—

	Fair Value Measurement at December 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
State and political subdivisions	$130,139	$—	$130,139	$—
Mortgage-backed securities	5,311	—	5,311	—
Collateralized loan obligations	50,437	—	50,437	—
Collateralized mortgage obligations	169,196	—	169,196	—
Corporate debt securities	440,051	—	440,051	—
Derivative assets	25,093	—	25,043	50
Mortgage servicing rights	13,333	—	13,333	—

Liabilities:
Derivative liabilities	$24,057	$—	$24,057	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the six months ended June 30, 2024 or the year ended December 31, 2023. Changes in the fair value of available for sale debt securities, including the changes attributable to the hedged risk, are included in other comprehensive income.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(dollars in thousands)	June 30, 2024	December 31, 2023	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$49	$50	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	60%	-	100%	86%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value Measurement at June 30, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$2,409	$—	$—	$2,409
Foreclosed assets, net	6,053	—	—	6,053

	Fair Value Measurement at December 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$6,524	$—	$—	$6,524
Foreclosed assets, net	3,929	—	—	3,929

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(dollars in thousands)	June 30, 2024	December 31, 2023	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$2,409	$6,524	Fair value of collateral	Valuation adjustments	—%	-	8%	5%
Foreclosed assets, net	$6,053	$3,929	Fair value of collateral	Valuation adjustments	7%	-	19%	14%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$101,568	$101,568	$101,568	$—	$—
Debt securities available for sale	771,034	771,034	—	771,034	—
Debt securities held to maturity	1,053,080	857,372	—	857,372	—
Loans held for sale	2,850	2,898	—	2,898	—
Loans held for investment, net	4,233,332	4,112,203	—	—	4,112,203
Interest receivable	30,202	30,202	—	30,202	—
FHLB stock	5,096	5,096	—	5,096	—
Derivative assets	28,691	28,691	—	28,642	49
Financial liabilities:
Noninterest bearing deposits	882,472	882,472	882,472	—	—
Interest bearing deposits	4,529,947	4,507,277	3,073,258	1,434,019	—
Short-term borrowings	414,684	414,684	414,684	—	—
Finance leases payable	504	504	—	504	—
FHLB borrowings	250	236	—	236	—
Junior subordinated notes issued to capital trusts	42,382	38,065	—	38,065	—
Subordinated debentures	64,203	61,589	—	61,589	—
Other long-term debt	7,500	7,500	—	7,500	—
Derivative liabilities	23,671	23,671	—	23,671	—

	December 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$81,727	$81,727	$81,727	$—	$—
Debt securities available for sale	795,134	795,134	—	795,134	—
Debt securities held to maturity	1,075,190	895,263	—	895,263	—
Loans held for sale	1,045	1,083	—	1,083	—
Loans held for investment, net	4,075,447	3,953,368	—	—	3,953,368
Interest receivable	29,768	29,768	—	29,768	—
FHLB stock	5,806	5,806	—	5,806	—
Derivative assets	25,093	25,093	—	25,043	50
Financial liabilities:
Noninterest bearing deposits	897,053	897,053	897,053	—	—
Interest bearing deposits	4,498,620	4,489,322	3,076,582	1,412,740	—
Short-term borrowings	300,264	300,264	300,264	—	—
Finance leases payable	604	604	—	604	—
FHLB borrowings	6,262	6,199	—	6,199	—
Junior subordinated notes issued to capital trusts	42,293	37,938	—	37,938	—
Subordinated debentures	64,137	61,940	—	61,940	—
Other long-term debt	10,000	10,000	—	10,000	—
Derivative liabilities	24,057	24,057	—	24,057	—

15.    Leases
The Company's lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2045. Substantially all of our leases are classified as operating leases, with the Company only holding one existing finance lease for a banking office location with a lease term through 2025.

(in thousands)	Classification	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	Other assets	$1,784	$2,337
Finance lease right-of-use asset	Premises and equipment, net	207	255
Total right-of-use assets		$1,991	$2,592

Operating lease liability	Other liabilities	$2,427	$3,078
Finance lease liability	Long-term debt	504	604
Total lease liabilities		$2,931	$3,682

Weighted-average remaining lease term:	Operating leases	11.86 years	10.20 years
	Finance lease	2.17 years	2.67 years
Weighted-average discount rate:	Operating leases	4.79%	4.43%
	Finance lease	8.89%	8.89%

The following table represents lease costs and other lease information. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Lease Costs
Operating lease cost	$233	$296	$621	$588
Variable lease cost	7	4	14	11
Interest on lease liabilities(1)	11	15	24	32
Amortization of right-of-use assets	24	24	48	48
Net lease cost	$275	$339	$707	$679

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$694	$592	$1,516	$1,197
Operating cash flows from finance lease	11	15	24	32
Finance cash flows from finance lease	51	45	100	89

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	39	—	195	311
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining six months ending December 31, 2024 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2024	$126	$333
December 31, 2025	254	559
December 31, 2026	172	447
December 31, 2027	—	302
December 31, 2028	—	138
Thereafter	—	1,600
Total undiscounted lease payment	$552	$3,379
Amounts representing interest	(48)	(952)
Lease liability	$504	$2,427

16.    Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax:

For the Three Months Ended June 30,
(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Total
Balance, March 31, 2023	$(82,227)	$3,239	$103	$(78,885)
Other comprehensive (loss) income before reclassifications	(6,571)	449	2,481	(3,641)
Amounts reclassified from AOCI	—	—	(178)	(178)
Net current-period other comprehensive (loss) income	(6,571)	449	2,303	(3,819)
Balance, June 30, 2023	$(88,798)	$3,688	$2,406	$(82,704)

Balance, March 31, 2024	$(67,676)	$4,885	$1,987	$(60,804)
Other comprehensive income before reclassifications	2,258	365	581	3,204
Amounts reclassified from AOCI	53	—	(588)	(535)
Net current-period other comprehensive income (loss)	2,311	365	(7)	2,669
Balance, June 30, 2024	$(65,365)	$5,250	$1,980	$(58,135)

For the Six Months Ended June 30,
(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Total
Balance, December 31, 2022	$(91,852)	$2,805	$—	$(89,047)
Other comprehensive (loss) income before reclassifications	(6,784)	883	2,584	(3,317)
Amounts reclassified from AOCI	9,838	—	(178)	9,660
Net current-period other comprehensive income	3,054	883	2,406	6,343
Balance, June 30, 2023	$(88,798)	$3,688	$2,406	$(82,704)

Balance, December 31, 2023	$(69,915)	$4,511	$505	$(64,899)
Other comprehensive income before reclassifications	3,865	739	2,652	7,256
Amounts reclassified from AOCI	685	—	(1,177)	(492)
Net current-period other comprehensive income	4,550	739	1,475	6,764
Balance, June 30, 2024	$(65,365)	$5,250	$1,980	$(58,135)
The following table presents reclassifications out of AOCI:

	Three-Months Ended June 30,		Six-Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Investment securities (gains) losses, net	$(33)	$2	$(69)	$13,172
Interest income	104	—	986	—
Interest expense	(787)	(238)	(1,575)	(238)
Income tax (expense) benefit	181	58	166	(3,274)
Net of tax	$(535)	$(178)	$(492)	$9,660

17.    Subsequent Events
The Company has evaluated events that have occurred subsequent to June 30, 2024 and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.
On July 23, 2024, the board of directors of the Company declared a cash dividend of $0.2425 per share payable on September 17, 2024 to shareholders of record as of the close of business on September 3, 2024.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•the risks of mergers or branch sales (including the recent sale of our Florida banking operations and the acquisition of DNVB), including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
•credit quality deterioration, pronounced and sustained reduction in real estate market values, or other uncertainties, including the impact of inflationary pressures on economic conditions and our business, resulting in an increase in the allowance for credit losses, an increase in the credit loss expense, and a reduction in net earnings;
•the effects of sustained high interest rates, including on our net income and the value of our securities portfolio;
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
•legislative and regulatory changes, including changes in banking, securities, trade, and tax laws and regulations and their application by our regulators and any changes in response to the recent failures of other banks;
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

OVERVIEW
The Company provides financial services to individuals, businesses, governmental units and institutional customers located primarily in the upper Midwest through its bank subsidiary, MidWestOne Bank. The Bank has locations throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area, southwestern Wisconsin, and Denver, Colorado.
On January 31, 2024, the Company completed the acquisition of DNVB, a bank holding company headquartered in Denver, Colorado, and the parent company of BOD. Immediately following completion of the acquisition, BOD was merged with and into the Bank. As consideration for the merger, we paid cash of $32.6 million.
On June 7, 2024, the Bank completed the sale of its Florida banking operations for a 7.5% deposit premium, which consisted of one bank branch in each of Naples and Ft. Myers, Florida.
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024. Results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended June 30, 2024 of $15.8 million, an increase of $8.2 million, compared to $7.6 million of net income for the three months ended June 30, 2023, with diluted earnings per share of $1.00 and $0.48, for the three months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the Company reported net income of $19.1 million, an increase of $10.1 million, compared to $9.0 million of net income for the six months ended June 30, 2023, with diluted earnings per share of $1.21 and $0.57 for the respective annual periods.
The period as of and for the three and six months ended June 30, 2024 was also highlighted by the following results:

Balance Sheet:
•Total assets increased to $6.58 billion at June 30, 2024 from $6.43 billion at December 31, 2023, driven primarily by acquired DNVB assets and organic loan growth, partially offset by the loans divested in the sale of our Florida banking operations and lower investment securities balances.
•At June 30, 2024 the total amount of the held to maturity debt securities was $1.05 billion and the total amount of the debt securities available for sale was $771.0 million. There were $1.08 billion of held to maturity debt securities at December 31, 2023, while the total amount of the debt securities available for sale was $795.1 million at that date.
•Gross loans held for investment increased $166.3 million, from $4.14 billion at December 31, 2023, to $4.30 billion at June 30, 2024, due primarily to acquired DNVB loans and organic loan growth, partially offset by loans divested in the sale of our Florida banking operations.
•The allowance for credit losses was $53.9 million, or 1.26% of total loans at June 30, 2024, compared with $51.5 million, or 1.25% of total loans, at December 31, 2023. The increase in the ACL primarily reflected the $3.1 million of day 1 credit loss expense related to acquired DNVB loans, as well as an additional reserve taken to support organic loan growth, partially offset by the $1.9 million of allowance divested in the sale of our Florida banking operations.
•Nonperforming assets increased $0.9 million, from $30.3 million at December 31, 2023, to $31.2 million at June 30, 2024.
•Total deposits increased $16.7 million, from $5.40 billion at December 31, 2023, to $5.41 billion at June 30, 2024, due primarily to assumed DNVB deposits, partially offset by deposits divested in the sale of our Florida banking operations.
•Short-term borrowings increased to $414.7 million at June 30, 2024, from $300.3 million at December 31, 2023, and long-term debt decreased to $114.8 million at June 30, 2024, from $123.3 million at December 31, 2023.
•The Company was well-capitalized with a total risk-based capital ratio of 12.62% at June 30, 2024.

Income Statement:
Three Months Ended:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $37.7 million for the second quarter of 2024, a decrease of $0.4 million, from $38.1 million in the second quarter of 2023. The decrease in tax equivalent net interest income was due primarily to an increase in interest expense on interest-bearing deposits and borrowed funds of $8.8 million and $3.2 million, respectively, in addition to a decrease of $0.7 million in interest income earned from investment securities. Partially offsetting these identified decreases in tax equivalent net interest income was an increase of $12.1 million in loan interest income.
•Credit loss expense of $1.3 million was recorded during the second quarter of 2024, compared to $1.6 million credit loss expense recorded in the second quarter of 2023. Credit loss expense in the current quarter reflected an additional liability of $0.8 million for unfunded loan commitments, coupled with an additional reserve taken to support organic loan growth.
•Noninterest income increased $12.8 million, from $8.7 million in the second quarter of 2023, to $21.6 million in the second quarter of 2024, due primarily to the $11.1 million gain recognized in connection with the sale of our Florida banking operations, which was recorded in other revenue.
•Noninterest expense increased $0.8 million, from $34.9 million in the second quarter of 2023, to $35.8 million in the second quarter of 2024, primarily due to increases of $0.6 million in both compensation and employee benefits and legal and professional expenses, partially offset by a decline of $0.5 million in marketing.
Six Months Ended:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $73.7 million for the six months ended June 30, 2024, a decrease of $5.7 million from the six months ended June 30, 2023. The decrease in tax equivalent net interest income was due primarily to an increase in interest expense on interest-bearing deposits and borrowed funds of $21.2 million and $6.4 million, respectively, in addition to a decrease of $2.3 million in interest income earned from investment securities. Partially offsetting these identified decreases in tax equivalent net interest income was an increase of $23.8 million in loan interest income.
•Credit loss expense of $6.0 million was recorded in the first six months of 2024, as compared to credit loss expense of $2.5 million for the first six months of 2023. Credit loss expense in the first six months of 2024 reflected $3.2 million of expense for acquired DNVB loans, an additional liability of $0.9 million for unfunded loan commitments, coupled with an additional reserve taken to support organic loan growth.
•Noninterest income increased $26.6 million, from $4.7 million for the six months ended June 30, 2023, to $31.3 million in the first six months of 2024, due primarily to investment securities losses, net of $13.2 million recorded in 2023 as part of a balance sheet repositioning, which did not recur in 2024, coupled with the $11.1 million gain recognized in connection with the sale of our Florida banking operations, which was recorded in other revenue.
•Noninterest expense increased $3.1 million, from $68.2 million for the six months ended June 30, 2023, to $71.3 million in the first six months of 2024, primarily due to increases of $1.9 million, $0.9 million, $0.5 million, and $0.5 million in compensation and employee benefits, legal and professional, foreclosed assets, net, and equipment expenses. Partially offsetting these increases was a decline of $0.9 million in marketing expense.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2024 and June 30, 2023
Summary

	As of or for the Three Months Ended June 30,
(dollars in thousands, except per share amounts)	2024	2023
Net Interest Income	$36,347	$36,962
Noninterest Income	21,554	8,746
Total Revenue, Net of Interest Expense	57,901	45,708
Credit Loss Expense	1,267	1,597
Noninterest Expense	35,761	34,919
Income Before Income Tax Expense	20,873	9,192
Income Tax Expense	5,054	1,598
Net Income	15,819	7,594
Diluted Earnings Per Share	$1.00	$0.48

Return on Average Assets	0.95%	0.47%
Return on Average Equity	11.91	6.03
Return on Average Tangible Equity(1)	15.74	8.50
Efficiency Ratio(1)	56.29	71.13
Dividend Payout Ratio	24.25	50.52
Common Equity Ratio	8.25	7.69
Tangible Common Equity Ratio(1)	6.88	6.40
Book Value per Share	$34.44	$31.96
Tangible Book Value per Share(1)	28.27	26.26
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

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$4,419,697	$62,581	5.69%	$4,003,717	$50,439	5.05%
Taxable investment securities	1,520,253	9,228	2.44	1,698,003	9,734	2.30
Tax-exempt investment securities (2)(4)	322,092	2,040	2.55	345,934	2,253	2.61
Total securities held for investment (2)	1,842,345	11,268	2.46	2,043,937	11,987	2.35
Other	20,452	242	4.76	9,078	68	3.00
Total interest earning assets (2)	$6,282,494	$74,091	4.74%	$6,056,732	$62,494	4.14%
Other assets	431,079			409,078
Total assets	$6,713,573			$6,465,810

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,297,356	$3,145	0.97%	$1,420,741	$1,971	0.56%
Money market deposits	1,072,688	7,821	2.93	999,436	5,299	2.13
Savings deposits	738,773	2,673	1.46	603,905	288	0.19
Time deposits	1,470,956	15,303	4.18	1,490,332	12,559	3.38
Total interest bearing deposits	4,579,773	28,942	2.54	4,514,414	20,117	1.79
Securities sold under agreements to repurchase	5,300	10	0.76	159,583	423	1.06
Other short-term borrowings	442,546	5,399	4.91	132,495	1,695	5.13
Total short-term borrowings	447,846	5,409	4.86	292,078	2,118	2.91
Long-term debt	120,256	2,078	6.95	135,329	2,153	6.38
Total borrowed funds	568,102	7,487	5.30	427,407	4,271	4.01
Total interest bearing liabilities	$5,147,875	$36,429	2.85%	$4,941,821	$24,388	1.98%

Noninterest bearing deposits	935,151			940,103
Other liabilities	96,553			78,898
Shareholders’ equity	533,994			504,988
Total liabilities and shareholders’ equity	$6,713,573			$6,465,810
Net interest income (2)		$37,662			$38,106
Net interest spread(2)			1.89%			2.16%
Net interest margin(2)			2.41%			2.52%

Total deposits(5)	$5,514,924	$28,942	2.11%	$5,454,517	$20,117	1.48%
Cost of funds(6)			2.41%			1.66%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent). The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $337 thousand and $79 thousand for the three months ended June 30, 2024 and June 30, 2023, respectively. Loan purchase discount accretion was $1.3 million and $1.0 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Tax equivalent adjustments were $938 thousand and $713 thousand for the three months ended June 30, 2024 and June 30, 2023, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $377 thousand and $431 thousand for the three months ended June 30, 2024 and June 30, 2023, respectively. The federal statutory tax rate utilized was 21%.

(5)	Total deposits is the sum of total interest bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.
(6)	Cost of funds is calculated as annualized total interest expense divided by the sum of average total deposits and borrowed funds.

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

	Three Months Ended June 30,
	2024 Compared to 2023
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$5,470	$6,672	$12,142
Taxable investment securities	(1,067)	561	(506)
Tax-exempt investment securities (1)	(159)	(54)	(213)
Total securities held for investment (1)	(1,226)	507	(719)
Other	118	56	174
Change in interest income (1)	4,362	7,235	11,597
Increase (decrease) in interest expense:
Interest checking deposits	(183)	1,357	1,174
Money market deposits	412	2,110	2,522
Savings deposits	77	2,308	2,385
Time deposits	(166)	2,910	2,744
Total interest-bearing deposits	140	8,685	8,825
Securities sold under agreements to repurchase	(320)	(93)	(413)
Other short-term borrowings	3,779	(75)	3,704
Total short-term borrowings	3,459	(168)	3,291
Long-term debt	(255)	180	(75)
Total borrowed funds	3,204	12	3,216
Change in interest expense	3,344	8,697	12,041
Change in net interest income	$1,018	$(1,462)	$(444)
Percentage increase in net interest income over prior period			(1.2)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the second quarter of 2024 was $37.7 million, a decrease of $0.4 million, or 1.2%, as compared to $38.1 million for the second quarter of 2023. The decrease in tax equivalent net interest income in the second quarter of 2024 as compared to the second quarter of 2023 was due primarily to an increase in interest expense on interest bearing deposits and borrowed funds of $8.8 million and $3.2 million, respectively, due to higher costs and volumes. The decrease in tax equivalent net interest income was also due to a decrease of $0.7 million, or 6.0%, in interest income earned from investment securities, which stemmed from lower volumes. Partially offsetting these decreases was an increase of $12.1 million, or 24.1%, in loan interest income due primarily to higher yields coupled with increased volumes from acquired DNVB loans, organic loan growth, and additional line of credit usage. The increased loan volumes were partially offset by loans divested in the sale of our Florida banking operations.
The tax equivalent net interest margin for the second quarter of 2024 declined to 2.41% from 2.52% for the second quarter of 2023, driven by higher funding costs and volumes, partially offset by higher interest earning asset volumes and yields. The cost of interest bearing liabilities increased 87 bps to 2.85%, due to interest bearing deposit costs of 2.54%, short-term borrowing costs of 4.86%, and long-term debt costs of 6.95%, which increased 75 bps, 195 bps and 57 bps, respectively from the second quarter of 2023. Partially offsetting these identified decreases to tax equivalent net interest margin from the second quarter of 2023, was the increase in loan yields of 64 bps.
Credit Loss Expense
Credit loss expense of $1.3 million was recorded during the second quarter of 2024, as compared to $1.6 million of credit loss expense recorded in the second quarter of 2023. Credit loss expense in the current quarter reflected an additional liability of $0.8 million for unfunded loan commitments, coupled with an additional reserve taken to support organic loan growth. Net charge-offs were $0.5 million in the second quarter of 2024, as compared to net charge-offs of $0.9 million in the second quarter of 2023. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) Midwest and national unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, and (4) year-to-year change in U.S. GDP. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Investment services and trust activities	$3,504	$3,119	$385	12.3%
Service charges and fees	2,156	2,047	109	5.3
Card revenue	1,907	1,847	60	3.2
Loan revenue	1,525	909	616	67.8
Bank-owned life insurance	668	616	52	8.4
Investment securities gains (losses), net	33	(2)	35	n/m
Other	11,761	210	11,551	n/m
Total noninterest income	$21,554	$8,746	$12,808	146.4%

(n/m) - Not meaningful
Total noninterest income for the second quarter of 2024 increased $12.8 million to $21.6 million, from $8.7 million in the second quarter of 2023, primarily due to the sale of our Florida banking operations, which resulted in a gain on sale of $11.1 million that was recorded in other revenue. Loan revenue increased $0.6 million and reflected the favorable year-over-year change in the fair value of our mortgage servicing rights, from a negative adjustment of $581 thousand in the second quarter of 2023 to a positive adjustment of $129 thousand in the second quarter of 2024. Also contributing to the increase in noninterest income compared to the second quarter of 2023, was an increase of $0.5 million in customer back to back swap origination fee income, which was recorded in other revenue, and an increase of $0.4 million in investment services and trust activities revenue, driven by growth in assets under administration and market valuation.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Compensation and employee benefits	$20,985	$20,386	$599	2.9%
Occupancy expense of premises, net	2,435	2,574	(139)	(5.4)
Equipment	2,530	2,435	95	3.9
Legal and professional	2,253	1,682	571	33.9
Data processing	1,645	1,521	124	8.2
Marketing	636	1,142	(506)	(44.3)
Amortization of intangibles	1,593	1,594	(1)	(0.1)
FDIC insurance	1,051	862	189	21.9
Communications	191	260	(69)	(26.5)
Foreclosed assets, net	138	(6)	144	n/m
Other	2,304	2,469	(165)	(6.7)
Total noninterest expense	$35,761	$34,919	$842	2.4%

(n/m) - Not meaningful

The following table summarizes the acquisition and divestiture-related expenses incurred during the three months ended June 30, 2024 and June 30, 2023, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended June 30,
Merger-related expenses:	2024	2023
(dollars in thousands)
Compensation and employee benefits	$73	$—
Equipment	28	—
Legal and professional	462	—
Data processing	251	—
Communications	8	—
Other	32	—
Total merger-related expenses	$854	$—
Noninterest expense for the second quarter of 2024 increased $0.8 million, or 2.4%, to $35.8 million from $34.9 million for the second quarter of 2023, primarily due to increases of $0.6 million in both compensation and employee benefits and legal and professional expenses. The increase in compensation and employee benefits expenses was primarily driven by annual compensation adjustments, increased headcount as a result of the DNVB acquisition, increased incentive and commission expense, and merger-related expenses. The increase in legal and professional expenses stemmed primarily from higher merger-related expenses. Partially offsetting these increases was a decline of $0.5 million in marketing expenses.
Income Tax Expense
Our effective income tax rate, or income tax expense divided by income before income tax expense, was 24.2% for the three months ended June 30, 2024, as compared to an effective tax rate of 17.4% for the three months ended June 30, 2023. The increase reflected taxable income attributed to the Florida banking operations sale exceeding book income due to the non-deductible goodwill allocated to the Florida banking operations. The effective tax rate for the full year 2024 is expected to be in the range of 21 to 23%.

Comparison of Operating Results for the Six Months Ended June 30, 2024 and June 30, 2023
Summary

	As of and for the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2024	2023
Net Interest Income	$71,078	$77,038
Noninterest Income	31,304	4,700
Total Revenue, Net of Interest Expense	102,382	81,738
Credit Loss Expense	5,956	2,530
Noninterest Expense	71,326	68,238
Income Before Income Tax Expense	25,100	10,970
Income Tax Expense	6,012	1,979
Net Income	19,088	8,991
Diluted Earnings Per Share	$1.21	$0.57

Return on Average Assets	0.58%	0.28%
Return on Average Equity	7.23	3.61
Return on Average Tangible Equity(1)	9.98	5.65
Efficiency Ratio (1)	62.83	66.56
Dividend Payout Ratio	40.08	85.09
Common Equity Ratio	8.25	7.69
Tangible Common Equity Ratio(1)	6.88	6.40
Book Value per Share	$34.44	$31.96
Tangible Book Value per Share(1)	28.27	26.26
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

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$4,358,957	$121,448	5.60%	$3,935,791	$97,645	5.00%
Taxable investment securities	1,538,928	18,688	2.44	1,754,382	20,178	2.32
Tax-exempt investment securities (2)(4)	325,414	4,137	2.56	371,381	4,902	2.66
Total securities held for investment (2)	1,864,342	22,825	2.46	2,125,763	25,080	2.38
Other	25,529	660	5.20	16,919	312	3.72
Total interest-earning assets (2)	$6,248,828	$144,933	4.66%	$6,078,473	$123,037	4.08%
Other assets	425,648			416,304
Total assets	$6,674,476			$6,494,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,299,413	$6,035	0.93%	$1,468,030	$3,820	0.52%
Money market deposits	1,087,616	15,886	2.94	965,180	8,568	1.79
Savings deposits	716,458	4,720	1.32	628,338	560	0.18
Time deposits	1,458,969	30,027	4.14	1,454,210	22,488	3.12
Total interest-bearing deposits	4,562,456	56,668	2.50	4,515,758	35,436	1.58
Securities sold under agreements to repurchase	5,315	21	0.79	152,734	873	1.15
Other short-term borrowings	426,036	10,363	4.89	121,959	3,031	5.01
Total short-term borrowings	431,351	10,384	4.84	274,693	3,904	2.87
Long-term debt	121,761	4,181	6.91	137,258	4,277	6.28
Total borrowed funds	553,112	14,565	5.30	411,951	8,181	4.00
Total interest-bearing liabilities	$5,115,568	$71,233	2.80%	$4,927,709	$43,617	1.78%

Noninterest bearing deposits	935,564			984,592
Other liabilities	92,581			80,690
Shareholders' equity	530,763			501,786
Total liabilities and shareholders' equity	$6,674,476			$6,494,777
Net interest income (2)		$73,700			$79,420
Net interest spread(2)			1.86%			2.30%
Net interest margin (2)			2.37%			2.63%

Total deposits(5)	$5,498,020	$56,668	2.07%	$5,500,350	$35,436	1.30%
Cost of funds(6)			2.37%			1.49%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $574 million and $174 thousand for the six months ended June 30, 2024 and June 30, 2023, respectively. Loan purchase discount accretion was $2.4 million and $2.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Tax equivalent adjustments were $1.9 million and $1.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $0.8 million and $1.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The federal statutory tax rate utilized was 21%.

(5)	Total deposits is the sum of total interest bearing deposits and noninterest bearing deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.
(6)	Cost of funds is calculated as annualized total interest expense divided by the sum of average total deposits and borrowed funds.

The following table shows changes to tax equivalent net interest income attributable to (i) changes in volume and (ii) changes in rate. Changes attributable to both rate and volume have been allocated proportionately to the change due to volume and the change due to rate.

	Six Months Ended June 30,
	2024 Compared to 2023
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$11,248	$12,555	$23,803
Taxable investment securities	(2,522)	1,032	(1,490)
Tax-exempt investment securities(1)	(587)	(178)	(765)
Total securities held for investment(1)	(3,109)	854	(2,255)
Other	195	153	348
Change in interest income (1)	8,334	13,562	21,896
Increase (decrease) in interest expense:
Interest checking deposits	(479)	2,694	2,215
Money market deposits	1,207	6,111	7,318
Savings deposits	90	4,070	4,160
Time deposits	75	7,464	7,539
Total interest-bearing deposits	893	20,339	21,232
Securities sold under agreements to repurchase	(644)	(208)	(852)
Other short-term borrowings	7,407	(75)	7,332
Total short-term borrowings	6,763	(283)	6,480
Long-term debt	(506)	410	(96)
Total borrowed funds	6,257	127	6,384
Change in interest expense	7,150	20,466	27,616
Change in net interest income	$1,184	$(6,904)	$(5,720)
Percentage (decrease) increase in net interest income over prior period			(7.2)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the six months ended June 30, 2024 was $73.7 million, a decrease of $5.7 million, or 7.2%, as compared to $79.4 million for the six months ended June 30, 2023. This decrease in tax equivalent net interest income was due primarily to an increase in interest expense on interest bearing deposits and borrowed funds of $21.2 million and $6.4 million, respectively, due to higher costs and volumes. The decrease in tax equivalent net interest income was also due to a decrease of $2.3 million, or 9.0%, in interest income earned from investment securities, which stemmed from lower volumes. Partially offsetting these decreases was an increase of $23.8 million, or 24.4%, in loan interest income due primarily to higher yields coupled with increased volumes from acquired DNVB loans, organic loan growth, and additional line of credit usage. The increased loan volumes were partially offset by loans divested in the sale of our Florida banking operations.

The tax equivalent net interest margin for the six months ended June 30, 2024 was 2.37%, or 26 basis points lower than the tax equivalent net interest margin of 2.63% for the six months ended June 30, 2023. The cost of interest-bearing deposits increased 92 basis points for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, while the cost of borrowed funds increased 130 basis points for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in the cost of interest-bearing liabilities was a result of higher market interest rates, which reflect increases in the target federal funds rate. Partially offsetting these identified decreases to tax equivalent net interest margin from the six months ended June 30, 2023, was the increase in loan yields of 60 bps, which primarily reflected new loan production originated at higher yields.
Credit Loss Expense
Credit loss expense of $6.0 million was recorded in the first six months of 2024, as compared to credit loss expense of $2.5 million for the first six months of 2023. Credit loss expense in the first six months of 2024 reflected $3.2 million of day 1 credit loss expense related to the DNVB acquisition, an additional liability of $0.9 million on unfunded loan commitments, coupled with an additional reserve taken to support organic loan growth. Net charge-offs in the first six months of 2024 were $0.7 million, as compared to net charge-offs of $1.2 million in the first six months of 2023. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) Midwest and national unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, and (4) year-to-year change in U.S. GDP. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Investment services and trust activities	$7,007	$6,052	$955	15.8%
Service charges and fees	4,300	4,055	245	6.0
Card revenue	3,850	3,595	255	7.1
Loan revenue	2,381	2,329	52	2.2
Bank-owned life insurance	1,328	1,218	110	9.0
Investment securities gains (losses), net	69	(13,172)	13,241	n/m
Other	12,369	623	11,746	n/m
Total noninterest income	$31,304	$4,700	$26,604	566.0%
(n/m) - Not meaningful
Total noninterest income for the first six months of 2024 increased $26.6 million to $31.3 million, from $4.7 million during the same period of 2023, primarily due to investment securities losses, net of $13.2 million recorded in the first quarter of 2023 as part of a balance sheet repositioning, which did not recur in 2024, coupled with the sale of our Florida banking operations, which resulted in a gain on sale of $11.1 million that was recorded in other revenue. Also contributing to the increase in noninterest income compared to the first six months of 2023, was a $1.0 million increase in investment services and trust activities revenue, driven by growth in assets under administration and market valuation.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Compensation and employee benefits	$41,915	$39,993	$1,922	4.8%
Occupancy expense of premises, net	5,248	5,320	(72)	(1.4)
Equipment	5,130	4,606	524	11.4
Legal and professional	4,312	3,418	894	26.2
Data processing	3,005	2,884	121	4.2
Marketing	1,234	2,128	(894)	(42.0)
Amortization of intangibles	3,230	3,346	(116)	(3.5)
FDIC insurance	1,993	1,611	382	23.7
Communications	387	521	(134)	(25.7)
Foreclosed assets, net	496	(34)	530	n/m
Other	4,376	4,445	(69)	(1.6)
Total noninterest expense	$71,326	$68,238	$3,088	4.5%

(n/m) - Not meaningful

The following table summarizes the acquisition and divestiture-related expenses incurred during the six months ended June 30, 2024 and June 30, 2023, which are included in the respective income statement line items, for the periods indicated:

Merger-related expenses:	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Compensation and employee benefits	$314	$70
Occupancy expense of premises, net	152	—
Equipment	177	—
Legal and professional	1,035	—
Data processing	312	65
Marketing	32	—
Communications	9	—
Other	137	1
Total merger-related expenses	$2,168	$136
Noninterest expense for the six months ended June 30, 2024 was $71.3 million, an increase of $3.1 million, or 4.5%, from $68.2 million for the six months ended June 30, 2023, primarily due to increases of $1.9 million, $0.9 million, $0.5 million, and $0.5 million in compensation and employee benefits, legal and professional, foreclosed assets, net, and equipment expenses. The increase in compensation and employee benefits expense was primarily driven by annual compensation adjustments, increased headcount as a result of the DNVB acquisition, increased incentive and commission expense, and merger-related expenses. The increase in legal and professional expense stemmed primarily from higher merger-related expenses. The increase in foreclosed assets, net, was primarily due to a $0.3 million write-down of other real estate owned. The increase in equipment expense reflected higher software costs and merger-related expenses. Partially offsetting these increases was a decline of $0.9 million in marketing expense.
Income Tax Expense
Our effective income tax rate, or income tax expense divided by income before tax expense, was 24.0% for the first six months of 2024, as compared to an effective tax rate of 18.0% for the first six months of 2023. The increase in the effective tax rate reflected the taxable income attributed to the Florida banking operations sale exceeding book income due to the non-deductible goodwill allocated to the Florida banking operations, coupled with higher taxable income and a decreased benefit from tax exempt income. The effective tax rate for the full year 2024 is expected to be in the range of 21.0 to 23.0%.
FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	June 30, 2024	December 31, 2023	$ Change	% Change
ASSETS
Cash and cash equivalents	$101,568	$81,727	$19,841	24.3%
Loans held for sale	2,850	1,045	1,805	172.7
Debt securities available for sale at fair value	771,034	795,134	(24,100)	(3.0)
Held to maturity securities at amortized cost	1,053,080	1,075,190	(22,110)	(2.1)
Loans held for investment, net of unearned income	4,287,232	4,126,947	160,285	3.9
Allowance for credit losses	(53,900)	(51,500)	(2,400)	4.7
Total loans held for investment, net	4,233,332	4,075,447	157,885	3.9
Other assets	419,794	398,997	20,797	5.2
Total assets	$6,581,658	$6,427,540	$154,118	2.4%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,412,419	$5,395,673	$16,746	0.3%
Total borrowings	529,523	423,560	105,963	25.0
Other liabilities	96,430	83,929	12,501	14.9
Total shareholders' equity	543,286	524,378	18,908	3.6
Total liabilities and shareholders' equity	$6,581,658	$6,427,540	$154,118	2.4%

Debt Securities
The composition of debt securities available for sale and held to maturity as of the dates indicated was as follows:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Treasuries	$250	—%	$—	—%
States and political subdivisions	113,902	14.8	130,139	16.4
Mortgage-backed securities	5,096	0.7	5,311	0.7
Collateralized loan obligations	52,667	6.8	50,437	6.3
Collateralized mortgage obligations	172,628	22.4	169,196	21.3
Corporate debt securities	426,491	55.3	440,051	55.3
Fair value of debt securities available for sale	$771,034	100.0%	$795,134	100.0%

Held to Maturity
States and political subdivisions	$531,332	50.5%	$532,422	49.5%
Mortgage-backed securities	71,993	6.8	74,904	7.0
Collateralized mortgage obligations	449,755	42.7	467,864	43.5
Amortized cost of debt securities held to maturity	$1,053,080	100.0%	$1,075,190	100.0%
As of June 30, 2024, there was $310 thousand of gross unrealized gains and $73.2 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $72.9 million. As of June 30, 2024 there were no gross unrealized gains and $195.7 million of gross unrealized losses in our held to maturity debt securities.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.
Loans
The composition of our loan portfolio by type of loan was as follows, as of the dates indicated:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$107,983	2.5%	$118,414	2.9%
Commercial and industrial	1,120,983	26.1	1,075,003	26.0
Commercial real estate	2,313,856	54.0	2,225,310	54.0
Residential real estate	668,646	15.6	640,437	15.5
Consumer	75,764	1.8	67,783	1.6
Loans held for investment, net of unearned income	$4,287,232	100.0%	$4,126,947	100.0%
Loans held for sale	$2,850		$1,045
Loans held for investment, net of unearned income, at June 30, 2024, increased $160.3 million, or 3.9%, from December 31, 2023 to $4.29 billion, driven primarily by loans acquired in the DNVB acquisition, organic loan growth, and higher line of credit usage, partially offset by gross loans of $163.6 million divested as part of the sale of our Florida banking operations. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio. Our loan to deposit ratio increased to 79.21% as of June 30, 2024, as compared to 76.49% as of December 31, 2023.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.20 billion and $1.21 billion as of June 30, 2024 and December 31, 2023, respectively.

The composition of our commercial real estate loan portfolio as of June 30, 2024 was as follows:

(dollars in thousands)	Amount	% of Total Loans
Construction & Development	$351,646	8.2%
Farmland	183,641	4.3
Multifamily	430,054	10.0
CRE Other:
NOO CRE Office	157,129	3.7
OO CRE Office	84,649	2.0
Industrial and Warehouse	407,294	9.5
Retail	262,030	6.1
Hotel	112,757	2.6
Other	324,656	7.6
Total CRE	$2,313,856	54.0%
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans held for investment	$24,695	$25,891
Accruing loans contractually past due 90 days or more	433	468
Total nonperforming loans	25,128	26,359
Foreclosed assets, net	6,053	3,929
Total nonperforming assets	31,181	30,288

Nonaccrual loans ratio (1)	0.58%	0.63%
Nonperforming loans ratio (2)	0.59%	0.64%
Nonperforming assets ratio (3)	0.47%	0.47%
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
Compared to December 31, 2023, nonperforming loans and asset ratios improved, with declines in both ratios of 5 basis points.
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
•Term extension.

During the three months ended June 30, 2024, the amortized cost of the loans that were modified to borrowers in financial distress was $6.0 million, which represented 0.14% of total loans held for investment, net of unearned income. For the six months ended June 30, 2024, the amortized cost of the loans that were modified to borrowers in financial distress was $7.0 million, which represented 0.16% of total loans held for investment, net of unearned income.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$402	2.5%	$613	2.9%
Commercial and industrial	23,008	26.1	21,743	26.0
Commercial real estate	24,324	54.0	23,759	54.0
Residential real estate	4,659	15.6	4,762	15.5
Consumer	1,507	1.8	623	1.6
Total	$53,900	100.0%	$51,500	100.0%

Allowance for credit losses ratio(1)	1.26%		1.25%
Allowance for credit losses to nonaccrual loans ratio(2)	218.26%		198.91%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.
The following tables set forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Three Months Ended June 30, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended June 30, 2024
Charge-offs	$—	$(469)	$—	$(56)	$(260)	$(785)
Recoveries	—	223	6	4	28	261
Net (charge-offs) recoveries	$—	$(246)	$6	$(52)	$(232)	$(524)

Net (charge-off) recovery ratio(1)	—%	(0.02)%	—%	—%	(0.02)%	(0.05)%

For the Three Months Ended June 30, 2023
Charge-offs	$—	$(189)	$(812)	$(33)	$(125)	$(1,159)
Recoveries	1	195	6	16	44	262
Net (charge-offs) recoveries	$1	$6	$(806)	$(17)	$(81)	$(897)

Net (charge-off) recovery ratio(1)	—%	—%	(0.08)%	—%	(0.01)%	(0.09)%

	For the Six Months Ended June 30, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30, 2024
Charge-offs	$(4)	$(768)	$(35)	$(75)	$(550)	$(1,432)
Recoveries	355	269	14	13	68	719
Net (charge-offs) recoveries	$351	$(499)	$(21)	$(62)	$(482)	$(713)

Net (charge-off) recovery ratio(1)	0.02%	(0.02)%	—%	—%	(0.02)%	(0.03)%

For the Six Months Ended June 30, 2023
Charge-offs	$(1)	$(509)	$(830)	$(33)	$(273)	$(1,646)
Recoveries	27	270	11	20	88	416
Net (charge-offs) recoveries	$26	$(239)	$(819)	$(13)	$(185)	$(1,230)

Net (charge-off) recovery ratio(1)	—%	(0.01)%	(0.04)%	—%	(0.01)%	(0.06)%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of June 30, 2024 was $53.9 million, which was 1.26% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $51.5 million as of December 31, 2023, which was 1.25% of loans held for investment, net of unearned income. The increase in the ACL primarily reflected the $3.1 million of day 1 credit loss expense related to the acquired DNVB loans, as well as an additional reserve taken to support organic loan growth, partially offset by the $1.9 million of allowance divested in the sale of our Florida banking operations. The liability for off-balance sheet credit exposures totaled $5.5 million as of June 30, 2024 and $4.6 million as of December 31, 2023, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $5.1 million for the six months ended June 30, 2024, as compared to credit loss expense related to loans of $2.4 million for the six months ended June 30, 2023. Gross charge-offs for the first six months of 2024 totaled $1.4 million, while there were $0.7 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first six months of 2024 was 0.03% compared to 0.06% for the six months ended June 30, 2023.
Economic Forecast: At June 30, 2024, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increases over the next four forecasted quarters; (2) National unemployment - increases over the next three forecasted quarters, with a decrease in the fourth forecasted quarter; (3) year-to-year change in national retail sales - increases over the next four forecasted quarters; (4) year-to-year change in CRE Index - decreases over the next four forecasted quarters; and (5) year-to-year change in U.S. GDP - increases over the next four forecasted quarters.. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
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
Based on the inherent risk in the loan portfolio, management believed that as of June 30, 2024, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of June 30, 2024		As of December 31, 2023
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$882,472	16.3%	$897,053	16.6%
Interest checking deposits	1,284,243	23.7	1,320,435	24.5
Money market deposits	1,043,376	19.3	1,105,493	20.5
Savings deposits	745,639	13.8	650,655	12.1
Total non-maturity deposits	3,955,730	73.0	3,973,636	73.7
Time deposits of $250 and under	999,301	18.5	973,253	18.0
Time deposits over $250	457,388	8.5	448,784	8.3
Total time deposits	$1,456,689	27.0%	$1,422,037	26.3%
Total deposits	$5,412,419	100.0%	$5,395,673	100.0%
Deposits increased $16.7 million from December 31, 2023, or 0.3%, primarily due to the $224.2 million of deposits assumed in the DNVB acquisition, which more than offset the $133.3 million of deposits divested as part of the sale of our Florida banking operations. Brokered time deposits of $196.0 million and $221.0 million at June 30, 2024 and December 31, 2023, respectively, are included in the table above within "Time deposits of $250 and under”. Core deposits, which include the total of all deposits other than time deposits over $250 thousand and non-reciprocal brokered deposits, were approximately 87.9% of our total deposits as of June 30, 2024, compared to 87.6% at December 31, 2023. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt as of the dates presented:

(dollars in thousands)	June 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$5,684	$5,064
Federal Home Loan Bank advances	4,000	10,200
Federal Reserve Bank borrowings	405,000	285,000
Total short-term borrowings	$414,684	$300,264

Junior subordinated notes issued to capital trusts	42,382	42,293
Subordinated debentures	64,203	64,137
Finance lease payable	504	604
Federal Home Loan Bank borrowings	250	6,262
Other long-term debt	7,500	10,000
Total long-term debt	$114,839	$123,296
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.
Capital Resources
Shareholders' Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company at the dates presented:

	June 30, 2024	December 31, 2023
Common equity ratio	8.25%	8.16%
Tangible common equity ratio(1)	6.88%	6.90%
Total risk-based capital ratio	12.62%	12.53%
Tier 1 risk-based capital ratio	10.35%	10.38%
Common equity tier 1 risk-based capital ratio	9.56%	9.59%
Tier 1 leverage ratio	8.29%	8.58%
Book value per share	$34.44	$33.41
Tangible book value per share(1)	$28.27	$27.90
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $543.3 million as of June 30, 2024, compared to $524.4 million as of December 31, 2023, an increase of $18.9 million, or 3.6%, due primarily to an increase in retained earnings, and a reduction in each of accumulated other comprehensive loss and treasury stock, partially offset by a decline in additional paid-in capital.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of June 30, 2024, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers of the Company on February 15, 2024, in the aggregate amount of 104,326. Restricted stock units were also granted to directors of the Company and the Bank on May 15, 2024, in the aggregate amount of 17,264. Additionally, during the first six months of 2024, 100,470 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 21,308 shares were surrendered by grantees to satisfy tax requirements, and 6,883 unvested restricted stock units were forfeited.
Liquidity
Liquidity risk management involves meeting the cash flow requirements of depositors and borrowers. We conduct liquidity risk management on both a daily and long-term basis, and adjust our investments in liquid assets based on expected loan demand, projected loan maturities and payments, expected deposit flows, yields available on interest-bearing deposits, and the objectives of our asset/liability management program. Generally, excess liquidity is invested in short-term U.S. government and agency securities, short- and medium-term state and political subdivision securities, and other investment securities. Our most liquid assets are cash and due from banks, interest-bearing bank deposits, and federal funds sold. The balances of these assets are dependent on our operating, investing, and financing activities during any given period.
Cash and cash equivalents are summarized in the table below:

(dollars in thousands)	As of June 30, 2024	As of December 31, 2023
Cash and due from banks	$66,228	$76,237
Interest-bearing deposits	35,340	5,479
Federal funds sold	—	11
Total	$101,568	$81,727
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $34.8 million for the six months ended June 30, 2024 and $40.9 million for the six months ended June 30, 2023.
Inflation
The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the growth of total assets, it is difficult to assess its overall impact on the Company. The price of one or more of the components of the Consumer Price Index may fluctuate considerably and thereby influence the overall Consumer Price Index without having a corresponding effect on interest rates or upon the cost of those goods and services normally purchased by us. Inflation and related increases in market rates by the Federal Reserve generally decrease the market value of investments and loans held and may adversely affect liquidity, earnings and shareholders' equity. Ongoing higher inflation levels and higher interest rates could have a negative impact on both our consumer and commercial borrowers. We anticipate our noninterest income may be adversely affected in future periods as a result of sustained high interest rates and inflationary pressure, which negatively impact mortgage originations and mortgage banking revenue. Additionally, the economic impact of the sustained higher levels of inflation and higher interest rates could place increased demand on our liquidity if we experience significant credit deterioration and as we meet borrowers' needs. There is also a risk that additional interest rate increases to fight inflation could lead to a recession.
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

The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent:

	Three Months Ended		Six Months Ended
Return on Average Tangible Equity	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(Dollars in thousands)
Net income	$15,819	$7,594	$19,088	$8,991
Intangible amortization, net of tax (1)	1,195	1,196	2,423	2,510
Tangible net income	$17,014	$8,790	$21,511	$11,501

Average shareholders' equity	$533,994	$504,988	$530,763	$501,786
Average intangible assets, net	(99,309)	(90,258)	(97,302)	(91,125)
Average tangible equity	$434,685	$414,730	$433,461	$410,661

Return on average equity	11.91%	6.03%	7.23%	3.61%
Return on average tangible equity (2)	15.74%	8.50%	9.98%	5.65%

(1) Computed assuming a combined marginal income tax rate of 25%.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	June 30, 2024	December 31, 2023
(Dollars in thousands, except per share data)
Total shareholders’ equity	$543,286	$524,378
Intangible assets, net	(97,327)	(86,546)
Tangible common equity	$445,959	$437,832

Total assets	$6,581,658	$6,427,540
Intangible assets, net	(97,327)	(86,546)
Tangible assets	$6,484,331	$6,340,994

Book value per share	$34.44	$33.41
Tangible book value per share (1)	$28.27	$27.90
Shares outstanding	15,773,468	15,694,306

Equity to assets ratio	8.25%	8.16%
Tangible common equity ratio (2)	6.88%	6.90%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Six Months Ended
Efficiency Ratio	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(dollars in thousands)
Total noninterest expense	$35,761	$34,919	$71,326	$68,238
Amortization of intangibles	(1,593)	(1,594)	(3,230)	(3,346)
Merger-related expenses	(854)	—	(2,168)	(136)
Noninterest expense used for efficiency ratio	$33,314	$33,325	$65,928	$64,756

Net interest income, tax equivalent(1)	$37,662	$38,106	$73,700	$79,420
Noninterest income	21,554	8,746	31,304	4,700
Investment security (gains) losses, net	(33)	2	(69)	13,172
Net revenues used for efficiency ratio	$59,183	$46,854	$104,935	$97,292

Efficiency ratio(2)	56.29%	71.13%	62.83%	66.56%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities (gains) losses, net.

	Three Months Ended		Six Months Ended
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(dollars in thousands)
Net interest income	$36,347	$36,962	$71,078	$77,038
Tax equivalent adjustments:
Loans (1)	938	713	1,858	1,429
Securities (1)	377	431	764	953
Net interest income, tax equivalent	$37,662	$38,106	$73,700	$79,420
Loan purchase discount accretion	(1,261)	(984)	(2,413)	(2,173)
Core net interest income	$36,401	$37,122	$71,287	$77,247

Net interest margin	2.33%	2.45%	2.29%	2.56%
Net interest margin, tax equivalent (2)	2.41%	2.52%	2.37%	2.63%
Core net interest margin (3)	2.33%	2.46%	2.29%	2.56%
Average interest earning assets	$6,282,494	$6,056,732	$6,248,828	$6,078,473

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
Net cash inflows from operating activities were $34.8 million in the first six months of 2024, compared with $40.9 million in the first six months of 2023. Net cash outflows from investing activities were $0.7 million in the first six months of 2024, compared to net cash inflows of $92.4 million in the comparable six month period of 2023. Net cash outflows from financing activities in the first six months of 2024 were $14.3 million, compared with net cash outflows of $75.1 million for the same period of 2023.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window/Bank Term Funding Program
•Federal Home Loan Bank Advances
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Federal funds positions provide a source of short-term liquidity funding for the Bank. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of June 30, 2024, the Bank maintains several unsecured federal funds lines totaling $135.0 million, which lines are tested annually to ensure availability.

Federal Reserve Bank Discount Window and Bank Term Funding Program - The Federal Reserve Bank Discount Window and the BTFP are additional sources of liquidity, particularly during periods of economic uncertainty or stress. Effective March 11, 2024, no new loans will be made under the BTFP. As of June 30, 2024, the Bank had investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, and collateralized mortgage obligations, with an approximate market value of $771.3 million, pledged to the Federal Reserve Bank of Chicago for liquidity purposes and had additional borrowing capacity of $413.5 million. There were no outstanding borrowings through the FRB Discount Window at June 30, 2024. There were $405.0 million of Bank Term Funding Program borrowings outstanding at June 30, 2024.
Federal Home Loan Bank Advances - FHLB advances provide both a source of liquidity and long-term funding for the Bank. All credit exposure, including advances and federal funds borrowings from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current credit limit established by the FHLBDM is equal to 45% of the Bank's total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit, and other sources of credit exposure to the FHLB. As of June 30, 2024, the Bank had $4.0 million short-term FHLB advances and $0.3 million in long-term FHLB borrowings and additional borrowing capacity of $861.1 million.
Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. Board approval is required to exceed this limit. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits and an “undercapitalized” rating prohibits the Bank from using brokered deposits. The Company had brokered deposits of $196.0 million as of June 30, 2024 and $221.0 million as of December 31, 2023.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5.0 billion, with some exceptions for financial institutions that do not meet such criteria. At June 30, 2024, the Company had $24.5 million of reciprocal time deposits, $114.7 million of reciprocal interest bearing non-maturity deposits, and $52.0 million non-interest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 15% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2024.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
June 30, 2024
Dollar change	$(335)	$(926)	$823	$1,220
Percent change	(0.2)%	(0.6)%	0.5%	0.8%
December 31, 2023
Dollar change	$1,280	$(347)	$229	$111
Percent change	0.9%	(0.2)%	0.2%	0.1%
As of June 30, 2024, 36.8% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 40.0% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer,

to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 - 30, 2024	—	$—	—	$15,000,000
May 1 - 31, 2024	30	21.66	—	15,000,000
June 1 - 30, 2024	—	—	—	15,000,000
Total	30	$21.66	—	$15,000,000

(1) During the three months ended June 30, 2024, no shares were repurchased by the Company under the current share repurchase program, while 30 shares were surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On April 27, 2023, the Board of Directors of the Company approved the current share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. Since April 28, 2023 and through June 30, 2024, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 6, 2024	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)