Form 10-Q
period 2024-09-30
MidWestOne Financial Group, Inc.
filed 2024-11-07
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 5, 2024, there were 20,774,919 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available for Sale	FHLBC	Federal Home Loan Bank of Chicago
AOCI	Accumulated Other Comprehensive Income	FHLBDM	Federal Home Loan Bank of Des Moines
ASC	Accounting Standards Codification	FHLMC	Federal Home Loan Mortgage Corporation
ASU	Accounting Standards Update	FNBF	First National Bank in Fairfield
ATM	Automated Teller Machine	FNBM	First National Bank of Muscatine
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	FNMA	Federal National Mortgage Association
BHCA	Bank Holding Company Act of 1956, as amended	FRB	Board of Governors of the Federal Reserve System
BOD	Bank of Denver	GAAP	U.S. Generally Accepted Accounting Principles
BOLI	Bank Owned Life Insurance	GLBA	Gramm-Leach-Bliley Act of 1999
CAA	Consolidated Appropriations Act, 2021	GNMA	Government National Mortgage Association
CARES Act	Coronavirus Aid, Relief and Economic Security Act	HTM	Held to Maturity
CDARS	Certificate of Deposit Account Registry Service	ICS	Insured Cash Sweep
CECL	Current Expected Credit Loss	IOFB	Iowa First Bancshares Corp.
CMO	Collateralized Mortgage Obligations	LIBOR	The London Inter-bank Offered Rate
COVID-19	Coronavirus Disease 2019	MBEFD	Loan Modification for Borrowers Experiencing Financial Difficulty
CRA	Community Reinvestment Act	MBS	Mortgage-Backed Securities
CRE	Commercial Real Estate	PCD	Purchase Credit Deteriorated
DCF	Discounted Cash Flows	PPP	Paycheck Protection Program
DNVB	Denver Bankshares, Inc.	ROU	Right-of-Use
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RPA	Credit Risk Participation Agreement
ECL	Expected Credit Losses	RRE	Residential Real Estate
EVE	Economic Value of Equity	SBA	U.S. Small Business Administration
FASB	Financial Accounting Standards Board	SEC	U.S. Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
(unaudited) (dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$72,173	$76,237
Interest earning deposits in banks	129,695	5,479
Federal funds sold	—	11
Total cash and cash equivalents	201,868	81,727
Debt securities available for sale at fair value	1,623,104	795,134
Held to maturity securities at amortized cost	—	1,075,190
Total securities	1,623,104	1,870,324
Loans held for sale	3,283	1,045
Gross loans held for investment	4,344,559	4,138,352
Unearned income, net	(15,803)	(11,405)
Loans held for investment, net of unearned income	4,328,756	4,126,947
Allowance for credit losses	(54,000)	(51,500)
Total loans held for investment, net	4,274,756	4,075,447
Premises and equipment, net	90,750	85,742
Goodwill	69,788	62,477
Other intangible assets, net	26,469	24,069
Foreclosed assets, net	3,583	3,929
Other assets	258,881	222,780
Total assets	$6,552,482	$6,427,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$917,715	$897,053
Interest bearing deposits	4,451,012	4,498,620
Total deposits	5,368,727	5,395,673
Short-term borrowings	410,630	300,264
Long-term debt	115,051	123,296
Other liabilities	95,836	83,929
Total liabilities	5,990,244	5,903,162

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 21,580,067 and 16,581,017; outstanding shares of 20,774,919 and 15,694,306	21,580	16,581
Additional paid-in capital	414,965	302,157
Retained earnings	206,490	294,784
Treasury stock at cost, 805,148 and 886,711 shares	(21,955)	(24,245)
Accumulated other comprehensive loss	(58,842)	(64,899)
Total shareholders' equity	562,238	524,378
Total liabilities and shareholders' equity	$6,552,482	$6,427,540
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands, except per share amounts)	2024	2023	2024	2023
Interest income
Loans, including fees	$62,521	$51,870	$182,111	$148,086
Taxable investment securities	8,779	9,526	27,467	29,704
Tax-exempt investment securities	1,611	1,802	4,984	5,751
Other	785	374	1,445	686
Total interest income	73,696	63,572	216,007	184,227
Interest expense
Deposits	29,117	23,128	85,785	58,564
Short-term borrowings	5,043	3,719	15,427	7,623
Long-term debt	2,015	2,150	6,196	6,427
Total interest expense	36,175	28,997	107,408	72,614
Net interest income	37,521	34,575	108,599	111,613
Credit loss expense	1,535	1,551	7,491	4,081
Net interest income after credit loss expense	35,986	33,024	101,108	107,532
Noninterest income
Investment services and trust activities	3,410	3,004	10,417	9,056
Service charges and fees	2,170	2,146	6,470	6,201
Card revenue	1,935	1,817	5,785	5,412
Loan revenue	760	1,462	3,141	3,791
Bank-owned life insurance	879	626	2,207	1,844
Investment securities (losses) gains, net	(140,182)	79	(140,113)	(13,093)
Other	640	727	13,009	1,350
Total noninterest (loss) income	(130,388)	9,861	(99,084)	14,561
Noninterest expense
Compensation and employee benefits	19,943	18,558	61,858	58,551
Occupancy expense of premises, net	2,443	2,405	7,691	7,725
Equipment	2,486	2,123	7,616	6,729
Legal and professional	2,261	1,678	6,573	5,096
Data processing	1,580	1,504	4,585	4,388
Marketing	619	782	1,853	2,910
Amortization of intangibles	1,470	1,460	4,700	4,806
FDIC insurance	923	783	2,916	2,394
Communications	159	206	546	727
Foreclosed assets, net	330	2	826	(32)
Other	3,584	2,043	7,960	6,488
Total noninterest expense	35,798	31,544	107,124	99,782
(Loss) income before income tax (benefit) expense	(130,200)	11,341	(105,100)	22,311
Income tax (benefit) expense	(34,493)	2,203	(28,481)	4,182
Net (loss) income	$(95,707)	$9,138	$(76,619)	$18,129

Per common share information
Earnings (loss) - basic	$(6.05)	$0.58	$(4.86)	$1.16
Earnings (loss) - diluted	$(6.05)	$0.58	$(4.86)	$1.15
Dividends paid	$0.2425	$0.2425	$0.7275	$0.7275
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (dollars in thousands)	2024	2023	2024	2023
Net (loss) income	$(95,707)	$9,138	$(76,619)	$18,129

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain from AFS debt securities:
Unrealized net loss on debt securities AFS	(137,647)	(4,578)	(132,473)	(13,658)
Reclassification adjustment for losses (gains) included in net income	140,182	(79)	140,113	13,093
Reclassification of the change in fair value of AFS debt securities attributable to change in hedged risk	(687)	454	299	454
Income tax (expense) benefit	(467)	1,065	(2,009)	27
Unrealized net gain (loss) on AFS debt securities, net of reclassification adjustments	1,381	(3,138)	5,930	(84)
Reclassification of AFS debt securities to HTM on January 1, 2022:
Amortization of the net unrealized loss from the reclassification of AFS debt securities to HTM	356	586	1,346	1,768
Income tax expense	(91)	(148)	(341)	(447)
Amortization of net unrealized loss from the reclassification of AFS debt securities to HTM, net	265	438	1,005	1,321
Unrealized (loss) gain from cash flow hedging instruments:
Unrealized net (loss) gain in cash flow hedging instruments	(2,388)	1,829	1,162	5,288
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(763)	(761)	(2,338)	(999)
Income tax benefit (expense)	798	(270)	298	(1,085)
Unrealized net (losses) gains on cash flow hedging instruments, net of reclassification adjustment	(2,353)	798	(878)	3,204
Other comprehensive (loss) income, net of tax	(707)	(1,902)	6,057	4,441
Comprehensive (loss) income	$(96,414)	$7,236	$(70,562)	$22,570
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended September 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2023	$16,581	$301,424	$290,548	$(24,508)	$(82,704)	$501,341
Net income	—	—	9,138	—	—	9,138
Other comprehensive loss	—	—	—	—	(1,902)	(1,902)
Release/lapse of restriction on RSUs (6,615 shares, net)	—	(227)	(19)	193	—	(53)
Share-based compensation	—	692	—	—	—	692
Dividends paid on common stock ($0.2425 per share)	—	—	(3,805)	—	—	(3,805)
Balance at September 30, 2023	$16,581	$301,889	$295,862	$(24,315)	$(84,606)	$505,411

Balance at June 30, 2024	$16,581	$300,831	$306,030	$(22,021)	$(58,135)	$543,286
Net loss	—	—	(95,707)	—	—	(95,707)
Other comprehensive loss	—	—	—	—	(707)	(707)
Issuance of common stock (4,999,050 shares), net of expenses $257	4,999	113,634	—	—	—	118,633
Release/lapse of restriction on RSUs (2,401 shares, net)	—	(87)	(8)	66	—	(29)
Share-based compensation	—	587	—	—	—	587
Dividends paid on common stock ($0.2425 per share)	—	—	(3,825)	—	—	(3,825)
Balance at September 30, 2024	$21,580	$414,965	$206,490	$(21,955)	$(58,842)	$562,238

Nine Months Ended September 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$16,581	$302,085	$289,289	$(26,115)	$(89,047)	$492,793
Net income	—	—	18,129	—	—	18,129
Other comprehensive income	—	—	—	—	4,441	4,441
Release/lapse of restriction on RSUs (67,761 shares, net)	—	(2,261)	(146)	1,800	—	(607)
Share-based compensation	—	2,065	—	—	—	2,065
Dividends paid on common stock ($0.7275 per share)	—	—	(11,410)	—	—	(11,410)
Balance at September 30, 2023	$16,581	$301,889	$295,862	$(24,315)	$(84,606)	$505,411

Balance at December 31, 2023	$16,581	$302,157	$294,784	$(24,245)	$(64,899)	$524,378
Net loss	—	—	(76,619)	—	—	(76,619)
Other comprehensive income	—	—	—	—	6,057	6,057
Issuance of common stock (4,999,050 shares), net of expenses $257	4,999	113,634	—	—	—	118,633
Release/lapse of restriction on RSUs (81,563 shares, net)	—	(2,638)	(205)	2,290	—	(553)
Share-based compensation	—	1,812	—	—	—	1,812
Dividends paid on common stock ($0.7275 per share)	—	—	(11,470)	—	—	(11,470)
Balance at September 30, 2024	$21,580	$414,965	$206,490	$(21,955)	$(58,842)	$562,238

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2024	2023
Operating Activities:
Net (loss) income	$(76,619)	$18,129
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	7,491	4,081
Depreciation, amortization, and accretion	8,269	9,420
Net change in premises and equipment due to writedown or sale	78	68
Share-based compensation	1,812	2,065
Net (gain) loss on call or sale of debt securities available for sale	(247)	13,093
Impairment of debt securities	140,360	—
Net change in foreclosed assets due to writedown or sale	268	(29)
Net gain on sale of loans held for sale	(989)	(912)
Origination of loans held for sale	(48,313)	(41,650)
Proceeds from sales of loans held for sale	47,064	40,646
Increase in cash surrender value of bank-owned life insurance	(2,000)	(1,844)
Increase in deferred income taxes, net	(36,176)	(75)
Gain on branch sale	(10,949)	—
Change in:
Other assets	5,916	(2,701)
Other liabilities	(3,903)	15,543
Net cash provided by operating activities	$32,062	$55,834
Investing Activities:
Purchases of equity securities	$(500)	$(750)
Proceeds from sales of debt securities available for sale	52,323	218,667
Proceeds from maturities, calls and payments of debt securities available for sale	116,506	101,194
Purchases of debt securities available for sale	(28,376)	(54,690)
Proceeds from maturities, calls, and payments of debt securities held to maturity	36,881	43,963
Net increase in loans held for investment	(158,941)	(224,068)
Purchases of premises and equipment	(1,367)	(2,280)
Proceeds from sale of foreclosed assets	3,088	135
Proceeds from sale of premises and equipment	7	880
Net cash paid in business acquisition	(28,621)	—
Net cash received in divestiture of branches	43,625	—
Proceeds of principal and earnings from bank-owned life insurance	645	—
Net cash provided by investing activities	$35,270	$83,051
Financing Activities:
Net (decrease) increase in:
Deposits	$(118,202)	$(105,713)
Short-term borrowings	72,866	(17,917)
Payments on finance lease liability	(152)	(135)
Proceeds from Federal Home Loan Bank borrowings	3,187	—
Payments of Federal Home Loan Bank borrowings	(6,250)	(11,000)
Payments of other long-term debt	(5,250)	(3,750)
Taxes paid relating to the release/lapse of restriction on RSUs	(553)	(607)
Dividends paid	(11,470)	(11,410)
Proceeds from issuance of common stock	118,890	—
Payment of stock issuance costs	(257)	—
Net cash provided by (used in) financing activities	$52,809	$(150,532)
Net change in cash and cash equivalents	$120,141	$(11,647)
Cash and cash equivalents at beginning of period	81,727	86,435
Cash and cash equivalents at end of period	$201,868	$74,788

	Nine Months Ended September 30,
(unaudited) (dollars in thousands)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$97,302	$65,992
Cash paid during the period for income taxes, net of refunds	7,610	1,456
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$3,010	$3
Investment securities purchased but not settled	12,049	—
Transfer of debt securities held to maturity to available for sale	1,046,489	—
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$52,493	$—
Total loans held for investment, net	207,095	—
Premises and equipment	11,091	—
Assets held for sale	1,979	—
Goodwill	9,041	—
Core deposit intangible	7,100	—
Other assets	4,987	—
Total non-cash assets acquired	$293,786	$—
Liabilities assumed:
Deposits	$224,248	$—
Short-term borrowings	37,500	—
Other liabilities	3,417	—
Total liabilities assumed	$265,165	$—
Supplemental schedule of non-cash investing activities from divestiture:
Non-cash assets divested:
Total loans held for investment, net	$161,359	$—
Premises and equipment	3,511	—
Goodwill	1,730	—
Other assets	375	—
Total non-cash assets divested	$166,975	$—
Liabilities divested:
Deposits	$133,403	$—
Other liabilities	231	—
Total liabilities divested	$133,634	$—

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2024 may not be indicative of results for the year ending December 31, 2024, or for any other period.

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

Accounting Guidance Pending Adoption at September 30, 2024

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
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the January 31, 2024 acquisition date, net of any applicable tax effects using a methodology similar to the Company's legacy assets and liabilities (refer to Note 14. Fair Value of Financial Instruments and Fair Value Measurements for additional information regarding the fair value methodology). Initial accounting for the assets acquired and liabilities assumed was incomplete at September 30, 2024. Thus, such amounts recognized in the financial statements have been determined to be provisional. The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. This goodwill is not deductible for tax purposes. The revenue and earnings amount specific to DNVB since the acquisition date that are included in the consolidated results for the three and nine months ended September 30, 2024 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	January 31, 2024
Merger consideration
Cash consideration	$32,600
Identifiable net assets acquired, at fair value
Assets acquired
Cash and due from banks	$462
Interest earning deposits in banks	3,517
Debt securities	52,493
Loans held for investment	207,095
Premises and equipment	13,070
Core deposit intangible	7,100
Other assets	4,987
Total assets acquired	288,724
Liabilities assumed
Deposits	$(224,248)
Short-term borrowings	(37,500)
Other liabilities	(3,417)
Total liabilities assumed	(265,165)
Identifiable net assets acquired, at fair value	23,559
Goodwill	$9,041
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and nine months ended September 30, 2024 and September 30, 2023. This unaudited, estimated pro forma information was calculated as if DNVB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of DNVB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Total revenues	$(93,277)	$47,606	$9,799	$135,179
Net (loss) income	$(95,887)	$9,685	$(73,226)	$15,268
EPS - basic	$(6.06)	$0.62	$(4.64)	$0.97
EPS - diluted	$(6.06)	$0.62	$(4.64)	$0.97

The following table summarizes acquisition and divestiture-related expenses incurred during the three and nine months ended September 30, 2024 and September 30, 2023, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Noninterest Expense
Compensation and employee benefits	$—	$—	$314	$70
Occupancy expense of premises, net	—	—	152	—
Equipment	—	—	177	—
Legal and professional	127	11	1,162	11
Data processing	—	—	312	65
Marketing	—	—	32	—
Communications	—	—	9	—
Other	6	—	143	1
Total acquisition and divestiture-related expenses	$133	$11	$2,301	$147
Divestitures:
On June 7, 2024, the Bank completed the sale of its Florida banking operations for a 7.5% deposit premium, which consisted of one bank branch in each of Naples and Ft. Myers, Florida. The sale of our Florida banking operations resulted in a gain on sale of $10.9 million that was recorded in other revenue.
The following is a summary of the assets and liabilities related to the branch sale:

(in thousands)	June 7, 2024
Assets
Cash and due from banks	$353
Loans held for investment, net of unearned income	163,302
Allowance for credit losses	(1,943)
Total loans held for investment, net	161,359
Premises and equipment	3,511
Goodwill	1,730
Other assets	375
Total assets	$167,328
Liabilities
Deposits	$133,403
Other liabilities	231
Total liabilities	$133,634
3.    Debt Securities
Subsequent to quarter end, as part of a balance sheet repositioning, the Company sold $1.0 billion of debt securities, including securities previously classified as HTM. The decision to sell HTM securities necessitated the reclassification, on September 30, 2024, of all HTM securities to AFS. On September 30, 2024, the HTM securities reclassified had an amortized cost basis of $1.04 billion and a fair value of $870.2 million. The Company recognized an unrealized loss of $45.7 million in accumulated other comprehensive income associated with the HTM securities reclassified, and an impairment loss of $140.4 million in pre-tax earnings associated with the securities sold during the fourth quarter of 2024.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities as of the dates indicated:

	As of September 30, 2024
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
State and political subdivisions	$603,069	$3	$20,027	$—	$583,045
Mortgage-backed securities	68,024	9	2,757	—	65,276
Collateralized loan obligations	50,470	108	56	—	50,522
Collateralized mortgage obligations	573,621	127	42,980	—	530,768
Corporate debt securities	406,267	127	12,901	—	393,493
Total available for sale debt securities	$1,701,451	$374	$78,721	$—	$1,623,104
(1) Amortized cost reflects impairment recognized in earnings as follows: $45.9 million of state and political subdivisions, $7.4 million of mortgage-backed securities, $70.0 million of collateralized mortgage obligations, and $17.1 million of corporate debt securities.

	As of December 31, 2023
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
Available for Sale
State and political subdivisions	$139,482	$2	$9,345	$—	$130,139
Mortgage-backed securities	5,448	5	142	—	5,311
Collateralized loan obligations	50,541	135	239	—	50,437
Collateralized mortgage obligations	190,304	—	21,108	—	169,196
Corporate debt securities	487,361	57	47,367	—	440,051
Total available for sale debt securities	$873,136	$199	$78,201	$—	$795,134

Held to Maturity
State and political subdivisions	$532,422	$—	$65,932	$—	$466,490
Mortgage-backed securities	74,904	—	11,635	—	63,269
Collateralized mortgage obligations	467,864	—	102,360	—	365,504
Total held to maturity debt securities	$1,075,190	$—	$179,927	$—	$895,263
(1) Amortized cost for the held to maturity securities includes $0.2 million of unamortized gain in state and political subdivisions, $58 thousand of unamortized gains in mortgage-backed securities and $9.7 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

Investment securities with a fair value of $885.2 million and $1.16 billion at September 30, 2024 and December 31, 2023, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.

Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At September 30, 2024, the accrued interest receivable on available for sale debt securities was $8.6 million. There was no accrued interest on held to maturity debt securities at September 30, 2024, as the entire portfolio was reclassified as available for sale. At December 31, 2023 the accrued interest receivable on available for sale debt securities and held to maturity debt securities totaled $5.5 million and $3.7 million, respectively.

The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded as of September 30, 2024, aggregated by investment category and length of time in a continuous loss position:

		As of September 30, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	364	$592	$4	$580,218	$20,023	$580,810	$20,027
Mortgage-backed securities	36	—	—	64,810	2,757	64,810	2,757
Collateralized loan obligations	4	28,026	38	2,594	18	30,620	56
Collateralized mortgage obligations	90	—	—	471,848	42,980	471,848	42,980
Corporate debt securities	121	—	—	380,003	12,901	380,003	12,901
Total	615	$28,618	$42	$1,499,473	$78,679	$1,528,091	$78,721
As of September 30, 2024, 364 state and political subdivisions securities with total unrealized losses of $20.0 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2024, 36 mortgage-backed securities and 90 collateralized mortgage obligations with unrealized losses totaling $45.7 million were held by the Company. Management evaluated the payment history of these securities, and considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2024, 4 collateralized loan obligations with unrealized losses of $56 thousand were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2024, 121 corporate debt securities with total unrealized losses of $12.9 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
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

Proceeds and gross realized gains and losses on debt securities available for sale for the three and nine months ended September 30, 2024 and 2023, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Proceeds from sales of debt securities available for sale	$—	$—	$52,323	$218,667

Gross realized losses from sales of debt securities available for sale(1)	—	—	—	(13,170)
Net realized loss from sales of debt securities available for sale(1)	$—	$—	$—	$(13,170)

(1) The difference in investment securities (losses) gains, net reported herein as compared to the Consolidated Statements of Income for the three and nine months ended September 30, 2024 is associated with the net realized gain from the call of debt securities of $178 thousand and $247 thousand, respectively, coupled with the securities impairment of $140.4 million recognized in the three and nine months ended September 30, 2024. The difference in investment securities (losses), gains, net reported herein as compared to the Consolidated Statements of Income for the three and nine months ended September 30, 2023 is associated with the net realized gain from the call of debt securities of $79 thousand and $77 thousand, respectively.

The contractual maturity distribution of investment debt securities at September 30, 2024 is shown below. Expected maturities of MBS, CLO and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for Sale
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$71,084	$70,904
Due after one year through five years	465,017	463,392
Due after five years through ten years	360,340	343,899
Due after ten years	112,895	98,343
	$1,009,336	$976,538
Mortgage-backed securities	68,024	65,276
Collateralized loan obligations	50,470	50,522
Collateralized mortgage obligations	573,621	530,768
Total	$1,701,451	$1,623,104

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

(in thousands)	As of September 30, 2024	As of December 31, 2023
Agricultural	$112,696	$118,414
Commercial and industrial	1,149,758	1,075,003
Commercial real estate:
Construction & development	386,920	323,195
Farmland	182,164	184,955
Multifamily	409,544	383,178
Commercial real estate-other	1,353,513	1,333,982
Total commercial real estate	2,332,141	2,225,310
Residential real estate:
One- to four- family first liens	485,210	459,798
One- to four- family junior liens	176,827	180,639
Total residential real estate	662,037	640,437
Consumer	72,124	67,783
Loans held for investment, net of unearned income	4,328,756	4,126,947
Allowance for credit losses	(54,000)	(51,500)
Total loans held for investment, net	$4,274,756	$4,075,447

Loans with unpaid principal in the amount of $1.20 billion and $1.13 billion at September 30, 2024 and December 31, 2023, respectively, were pledged to the FHLB as collateral for borrowings.

Non-accrual and Delinquent Status
Loans are placed on non-accrual status when (1) payment in full of principal and interest is no longer expected or (2) principal or interest has been in default for 90 days or more for all loan types, except owner occupied residential real estate, which are moved to non-accrual at 120 days or more past due, unless the loan is both well secured with marketable collateral and in the process of collection. All loans rated doubtful or worse, and certain loans rated substandard, are placed on non-accrual.
A non-accrual loan may be restored to accrual status when (1) all past due principal and interest has been paid (excluding renewals and modifications that involve the capitalizing of interest) or (2) the loan becomes well secured with marketable collateral and is in the process of collection. An established track record of performance is also considered when determining accrual status.

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment.

The following tables present the amortized cost basis of loans based on delinquency status at the dates indicated:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
September 30, 2024
Agricultural	$112,018	$279	$—	$399	$112,696	$—
Commercial and industrial	1,139,357	618	52	9,731	1,149,758	—
Commercial real estate:
Construction and development	386,667	—	253	—	386,920	—
Farmland	179,097	2,714	—	353	182,164	—
Multifamily	409,544	—	—	—	409,544	—
Commercial real estate-other	1,345,302	1,984	61	6,166	1,353,513	—
Total commercial real estate	2,320,610	4,698	314	6,519	2,332,141	—
Residential real estate:
One- to four- family first liens	478,489	3,388	937	2,396	485,210	1,198
One- to four- family junior liens	175,831	215	243	538	176,827	6
Total residential real estate	654,320	3,603	1,180	2,934	662,037	1,204
Consumer	71,728	263	85	48	72,124	48
Total	$4,298,033	$9,461	$1,631	$19,631	$4,328,756	$1,252

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
December 31, 2023
Agricultural	$117,852	$338	$—	$224	$118,414	$—
Commercial and industrial	1,058,301	440	401	15,861	1,075,003	—
Commercial real estate:
Construction and development	323,165	30	—	—	323,195	—
Farmland	182,759	677	352	1,167	184,955	—
Multifamily	383,178	—	—	—	383,178	—
Commercial real estate-other	1,327,727	2,129	1,290	2,836	1,333,982	—
Total commercial real estate	2,216,829	2,836	1,642	4,003	2,225,310	—
Residential real estate:
One- to four- family first liens	453,212	3,572	1,741	1,273	459,798	468
One- to four- family junior liens	179,339	356	690	254	180,639	—
Total residential real estate	632,551	3,928	2,431	1,527	640,437	468
Consumer	67,622	118	28	15	67,783	—
Total	$4,093,155	$7,660	$4,502	$21,630	$4,126,947	$468

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan at the dates presented:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Agricultural	$456	$235	$208	$12	$—	$—
Commercial and industrial	9,807	17,770	9,062	12,549	—	—
Commercial real estate:
Construction and development	—	—	—	—	—	—
Farmland	481	1,654	341	1,490	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	6,318	3,441	830	853	—	—
Total commercial real estate	6,799	5,095	1,171	2,343	—	—
Residential real estate:
One- to four- family first liens	2,519	1,888	828	455	1,198	468
One- to four- family junior liens	1,023	876	392	—	6	—
Total residential real estate	3,542	2,764	1,220	455	1,204	468
Consumer	98	27	—	—	48	—
Total	$20,702	$25,891	$11,661	$15,359	$1,252	$468
The interest income recognized on loans that were on nonaccrual status for the three months ended September 30, 2024 and September 30, 2023 was $708 thousand and $93 thousand, respectively. The interest income recognized on loans that were on nonaccrual status for the nine months ended September 30, 2024 and September 30, 2023 was $960 thousand and $186 thousand, respectively.
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

The following tables set forth the amortized cost basis of loans by class of receivable by credit quality indicator, and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of September 30, 2024. As of September 30, 2024, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
September 30, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Agricultural
Pass	$9,286	$7,847	$10,160	$5,898	$2,038	$1,173	$71,817	$108,219
Special mention / watch	266	201	429	240	100	476	850	2,562
Substandard	30	—	211	153	212	192	1,117	1,915
Doubtful	—	—	—	—	—	—	—	—
Total	$9,582	$8,048	$10,800	$6,291	$2,350	$1,841	$73,784	$112,696

Commercial and industrial
Pass	$107,574	$154,949	$176,128	$170,713	$99,111	$121,711	$212,075	$1,042,261
Special mention / watch	6,478	2,396	27,232	3,602	5,417	6,634	22,293	74,052
Substandard	553	477	1,675	2,887	48	26,660	1,145	33,445
Doubtful	—	—	—	—	—	—	—	—
Total	$114,605	$157,822	$205,035	$177,202	$104,576	$155,005	$235,513	$1,149,758

CRE - Construction and development
Pass	$70,201	$173,943	$120,172	$12,910	$3,036	$1,986	$3,531	$385,779
Special mention / watch	592	—	29	—	—	—	—	621
Substandard	224	296	—	—	—	—	—	520
Doubtful	—	—	—	—	—	—	—	—
Total	$71,017	$174,239	$120,201	$12,910	$3,036	$1,986	$3,531	$386,920

CRE - Farmland
Pass	$21,743	$24,553	$40,048	$41,344	$21,014	$14,673	$3,012	$166,387
Special mention / watch	1,654	142	5,502	963	723	1,018	988	10,990
Substandard	563	384	382	583	1,188	1,687	—	4,787
Doubtful	—	—	—	—	—	—	—	—
Total	$23,960	$25,079	$45,932	$42,890	$22,925	$17,378	$4,000	$182,164

CRE - Multifamily
Pass	$18,776	$42,170	$109,531	$105,221	$69,979	$19,931	$3,256	$368,864
Special mention / watch	11,094	—	449	260	16,525	12,352	—	40,680
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$29,870	$42,170	$109,980	$105,481	$86,504	$32,283	$3,256	$409,544

CRE - Other
Pass	$104,098	$147,414	$292,565	$237,854	$213,143	$165,703	$64,580	$1,225,357
Special mention / watch	1,506	7,904	18,962	1,501	4,262	5,988	1,928	42,051
Substandard	1,593	294	25,749	18,188	16,357	22,348	1,576	86,105
Doubtful	—	—	—	—	—	—	—	—
Total	$107,197	$155,612	$337,276	$257,543	$233,762	$194,039	$68,084	$1,353,513

RRE - One- to four- family first liens
Pass / Performing	$49,065	$56,588	$125,885	$90,424	$48,340	$86,114	$15,624	$472,040
Special mention / watch	307	669	1,915	547	608	2,239	—	6,285
Substandard / Nonperforming	—	1,330	1,029	548	103	3,875	—	6,885
Doubtful	—	—	—	—	—	—	—	—
Total	$49,372	$58,587	$128,829	$91,519	$49,051	$92,228	$15,624	$485,210

RRE - One- to four- family junior liens
Performing	$9,738	$17,905	$23,890	$15,555	$6,606	$8,097	$94,007	$175,798
Nonperforming	—	—	662	69	21	277	—	1,029
Total	$9,738	$17,905	$24,552	$15,624	$6,627	$8,374	$94,007	$176,827

Consumer
Performing	$14,483	$22,917	$11,600	$6,789	$2,613	$7,427	$6,149	$71,978
Nonperforming	—	66	56	—	24	—	—	146
Total	$14,483	$22,983	$11,656	$6,789	$2,637	$7,427	$6,149	$72,124

	Term Loans by Origination Year						Revolving Loans
September 30, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Total by Credit Quality Indicator Category
Pass	$380,743	$607,464	$874,489	$664,364	$456,661	$411,291	$373,895	$3,768,907
Special mention / watch	21,897	11,312	54,518	7,113	27,635	28,707	26,059	177,241
Substandard	2,963	2,781	29,046	22,359	17,908	54,762	3,838	133,657
Performing	24,221	40,822	35,490	22,344	9,219	15,524	100,156	247,776
Nonperforming	—	66	718	69	45	277	—	1,175
Total	$429,824	$662,445	$994,261	$716,249	$511,468	$510,561	$503,948	$4,328,756

	Term Loans by Origination Year						Revolving Loans
September 30, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$—	$—	$4	$—	$—	$—	$4
Commercial and industrial	—	43	330	145	29	1,796	—	2,343
CRE - Other	—	—	—	—	—	35	—	35
RRE - One-to-four-family first liens	—	—	53	22	—	—	—	75
Consumer	8	851	28	10	2	14	—	913
Total Current Period Gross Write-offs	$8	$894	$411	$181	$31	$1,845	$—	$3,370

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

Allowance for Credit Losses
The following are the economic factors utilized by the Company for its loan credit loss estimation process at September 30, 2024, and the forecast for each factor at that date: (1) Midwest unemployment – increase in the first forecasted quarter, with little change in the second through fourth forecasted quarters; (2) national unemployment - decreases over the next four forecasted quarters; (3) year-to-year change in national retail sales - increases over the next four forecasted quarters; (4) year-to-year change in CRE Index - decreases over the next two forecasted quarters, with increases in the third and fourth forecasted quarters; and (5) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The increase in the ACL between September 30, 2024 and December 31, 2023 reflects $3.1 million of day 1 credit loss expense related to acquired DNVB loans, as well as additional reserve taken to support loan growth. Partially offsetting these identified increases was a $1.9 million reduction to the ACL for allowance allocated to the loans sold with our Florida banking operations. Net loan charge-offs were $1.7 million for the three months ended September 30, 2024 as compared to net loan charge-offs of $0.5 million for the three months ended September 30, 2023. Net loan charge-offs were $2.4 million for the nine months ended September 30, 2024 as compared to net loan charge-offs of $1.7 million for the nine months ended September 30, 2023.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $22.0 million at September 30, 2024.

The changes in the allowance for credit losses by portfolio segment were as follows for the periods indicated:

	Three Months Ended September 30, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended September 30, 2024
Beginning balance	$402	$23,008	$24,324	$4,659	$1,507	$53,900
Charge-offs	—	(1,575)	—	—	(363)	(1,938)
Recoveries	1	168	4	4	26	203
Credit loss expense (benefit)(1)	(45)	(746)	1,787	463	376	1,835
Ending balance	$358	$20,855	$26,115	$5,126	$1,546	$54,000

For the Three Months Ended September 30, 2023
Beginning balance	$617	$22,921	$21,911	$4,393	$558	$50,400
Charge-offs	(25)	(511)	—	(21)	(178)	(735)
Recoveries	126	79	4	3	72	284
Credit loss expense (benefit) (1)	(181)	(426)	1,872	268	118	1,651
Ending balance	$537	$22,063	$23,787	$4,643	$570	$51,600
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $0.3 million and $0.1 million related to off-balance sheet credit exposures for the three months ended September 30, 2024 and September 30, 2023, respectively.

	Nine Months Ended September 30, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30, 2024
Beginning balance	$613	$21,743	$23,759	$4,762	$623	$51,500
Allocated in banking office sale	—	(51)	(1,795)	(94)	(3)	(1,943)
Charge-offs	(4)	(2,343)	(35)	(75)	(913)	(3,370)
Recoveries	356	437	18	17	94	922
Credit loss expense (benefit)(1)	(607)	1,069	4,168	516	1,745	6,891
Ending balance	$358	$20,855	$26,115	$5,126	$1,546	$54,000

For the Nine Months Ended September 30, 2023
Beginning balance	$923	$22,855	$20,123	$4,678	$621	$49,200
Charge-offs	(26)	(1,020)	(830)	(54)	(451)	(2,381)
Recoveries	153	349	15	23	160	700
Credit loss (benefit) expense(1)	(513)	(121)	4,479	(4)	240	4,081
Ending balance	$537	$22,063	$23,787	$4,643	$570	$51,600
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.6 million related to off-balance sheet credit exposure for the nine months ended September 30, 2024. There was no difference for the nine months ended September 30, 2023.

The composition of the allowance for credit losses by portfolio segment based on evaluation method was as follows:

	As of September 30, 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$207	$9,263	$8,836	$2,259	$—	$20,565
Collectively evaluated for impairment	112,489	1,140,495	2,323,305	659,778	72,124	4,308,191
Total	$112,696	$1,149,758	$2,332,141	$662,037	$72,124	$4,328,756
Allowance for credit losses:
Individually evaluated for impairment	$—	$204	$2,334	$169	$—	$2,707
Collectively evaluated for impairment	358	20,651	23,781	4,957	1,546	51,293
Total	$358	$20,855	$26,115	$5,126	$1,546	$54,000

	As of December 31, 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$11	$17,231	$10,932	$983	$—	$29,157
Collectively evaluated for impairment	118,403	1,057,772	2,214,378	639,454	67,783	4,097,790
Total	$118,414	$1,075,003	$2,225,310	$640,437	$67,783	$4,126,947
Allowance for credit losses:
Individually evaluated for impairment	$—	$2,616	$705	$16	$—	$3,337
Collectively evaluated for impairment	613	19,127	23,054	4,746	623	48,163
Total	$613	$21,743	$23,759	$4,762	$623	$51,500
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of September 30, 2024
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$207	$—	$—	$207	$—
Commercial and industrial	9,060	203	—	9,263	204
Commercial real estate:
Farmland	2,680	—	—	2,680	—
Commercial real estate-other	6,156	—	—	6,156	2,334
Residential real estate:
One- to four- family first liens	1,715	—	—	1,715	69
One- to four- family junior liens	544	—	—	544	100
Total	$20,362	$203	$—	$20,565	$2,707

	As of December 31, 2023
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$11	$—	$—	$11	$—
Commercial and industrial	15,991	—	1,240	17,231	2,616
Commercial real estate:
Farmland	5,403	—	—	5,403	—
Commercial real estate-other	5,350	—	179	5,529	705
Residential real estate:
One- to four- family first liens	481	—	—	481	—
One- to four- family junior liens	—	—	502	502	16
Total	$27,236	$—	$1,921	$29,157	$3,337

Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, other-than-insignificant payment delays, interest rate reduction, or a combination thereof.

The following tables present the amortized cost basis of loans as of September 30, 2024 and September 30, 2023 that were modified during the three and nine months ended September 30, 2024 and September 30, 2023 and experiencing financial difficulty at the time of the modification by class and by type of modification:

	For the Three Months and Nine Months Ended September 30, 2024
					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Payment Delay & Term Extension	Term Extension, Interest Rate Reduction, & Payment Delay	Total Class of Financing Receivable
Three Months Ended September 30, 2024
Agricultural	$—	$—	$56	$—	$—	$—	$—	$—	0.05%
Commercial and industrial	—	—	552	—	—	—	—	—	0.05%
CRE - Other	—	—	1,892	—	—	—	—	—	0.14%
RRE - One- to four- family first liens	—	—	—	—	—	—	—	86	0.02%
Consumer	—	—	14	—	—	—	—	—	0.02%
Total	$—	$—	$2,514	$—	$—	$—	$—	$86

Nine Months Ended September 30, 2024
Agricultural	$—	$—	$56	$—	$—	$—	$—	$—	0.05%
Commercial and industrial	—	—	621	—	—	—	—	—	0.05%
CRE - Construction and development	—	—	224	—	—	—	—	—	0.06%
CRE - Farmland	—	—	378	—	—	—	—	—	0.21%
CRE - Other	—	—	6,786	—	—	—	—	—	0.50%
RRE - One- to four- family first liens	—	251	—	—	—	—	386	86	0.15%
RRE - One- to four- family junior liens	—	—	—	—	—	—	134	—	0.08%
Consumer	—	—	14	—	—	—	—	—	0.02%
Total	$—	$251	$8,079	$—	$—	$—	$520	$86

	For the Three Months and Nine Months Ended September 30, 2023
					Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Principal Forgiveness, Term Extension, & Interest Rate Reduction	Payment Delay & Term Extension	Total Class of Financing Receivable
Three Months Ended September 30, 2023
Commercial and industrial	$—	$—	$2,062	$—	$—	$—	$—	$—	0.19%
CRE - Other	—	—	1,368	—	—	—	—	—	0.10%
Total	$—	$—	$3,430	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2023
Agricultural	$—	$13	$—	$—	$—	$—	$—	$—	0.01%
Commercial and industrial	—	264	2,820	—	103	302	—	188	0.34%
CRE - Farmland	—	—	1,823	—	—	—	—	—	1.00%
CRE - Other	—	158	1,368	—	—	—	—	—	0.12%
RRE - One- to four- family first liens	—	—	49	—	—	—	—	—	0.01%
Total	$—	$435	$6,060	$—	$103	$302	$—	$188

The Company had no additional commitments to lend amounts to the borrowers included in the previous tables as of September 30, 2024 and as of September 30, 2023. For the three and nine months ended September 30, 2024, the Company had 4 modified loans totaling $5.4 million and 16 modified loans totaling $6.6 million, respectively, to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification. For the three and nine months ended September 30, 2023, the Company had 8 modified loans totaling $0.3 million and 12 modified loans totaling $1.1 million, respectively to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following tables present the performance, as of September 30, 2024 and September 30, 2023, of loans that were modified while the borrower was experiencing financial difficulty at the time of modification in the last 12 months:

	As of September 30, 2024
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$56	$—	$—	$—	$56
Commercial and industrial	621	—	—	—	621
CRE - Construction and development	296	—	224	—	520
CRE - Farmland	378	—	—	352	730
CRE - Other	6,989	—	—	5,310	12,299
RRE - One- to four- family first liens	723	—	—	—	723
RRE - One- to four- family junior liens	148	—	—	—	148
Consumer	14	—	—	—	14
Total	$9,225	$—	$224	$5,662	$15,111

	As of September 30, 2023
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$—	$—	$13	$—	$13
Commercial and industrial	3,490	188	—	—	3,678
CRE - Farmland	1,823	—	—	—	1,823
CRE - Other	1,525	—	—	—	1,525
RRE - One- to four- family first liens	—	49	—	—	49
Total	$6,838	$237	$13	$—	$7,088

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 and September 30, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended September 30, 2024
Agricultural	$—	—%	2.87
Commercial and industrial	—	—	12.0
CRE - Other	—	—	10.8
RRE - One- to four- family first liens	—	1.25	244.5
Consumer	—	—	18.3
Total	$—	1.25%	18.7

Nine Months Ended September 30, 2024
Agricultural	$—	—%	2.9
Commercial and industrial	—	—	10.0
CRE - Construction and development	—	—	0.8
CRE - Farmland	—	—	5.4
CRE - Other	—	—	8.1
RRE - One- to four- family first liens	—	1.25	216.3
RRE - One- to four- family junior liens	—	—	122.0
Consumer	—	—	20.2
Total	$—	1.25%	20.2

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended September 30, 2023
Commercial and industrial	$—	—%	9.9
CRE - Other	18	—	5.3
Total	$18	—%	8.1

Nine Months Ended September 30, 2023
Commercial and industrial	$63	1.25%	9.2
CRE - Farmland	—	—	0.9
CRE - Other	18	—	5.3
RRE - One- to four- family first liens	—	—	3.9
Total	$81	1.25%	6.1

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

	As of September 30, 2024			As of December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps - loans	$49,804	$1,573	$1,540	$41,101	$2,071	$902
Interest rate swaps - securities	150,000	—	532	150,000	—	821
Cash flow hedges
Interest rate swaps	200,000	74	574	200,000	940	264
Total	$399,804	$1,647	$2,646	$391,101	$3,011	$1,987

Not designated as hedging instruments:
Interest rate swaps	$652,740	$23,102	$23,118	$432,648	$22,028	$22,038
RPAs - protection sold	54,266	8	—	18,778	4	—
RPAs - protection purchased	30,175	—	1	31,145	—	9
Interest rate lock commitments	2,704	40	—	1,461	50	—
Interest rate forward loan sales contracts	2,750	—	1	2,075	—	23
Total	$742,635	$23,150	$23,120	$486,107	$22,082	$22,070

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
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. The Company has previously entered into pay-fixed receive-variable interest rate swaps to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt, including brokered deposits. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the 12 months following September 30, 2024, the Company estimates that an additional $48.0 thousand of income will be reclassified into interest expense.
The table below presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2024	2023		2024	2023
Interest rate swaps	$(2,388)	$1,829	Interest Expense	$763	$761

	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023		2024	2023
Interest rate swaps	$1,162	$5,288	Interest Expense	$2,338	$999

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value or cash flow hedges are recorded	$446	$—	$317	$—	$1,336	$—	$666	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts - loans:
Hedged items	2,135	—	(747)	—	1,139	—	(212)	—
Derivative designated as hedging instruments	(1,852)	—	964	—	(322)	—	1,219	—

Interest contracts - securities:
Hedged items	687	—	(454)	—	(299)	—	(454)	—
Derivative designated as hedging instruments	(524)	—	560	—	819	—	560	—

As of September 30, 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$49,824	$(24)
Securities	$150,520	$520

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)		2024	2023	2024	2023
Interest rate swaps	Other income	$(6)	$(27)	$(5)	$(27)
RPAs	Other income	5	1	12	70
Interest rate lock commitments	Loan revenue	(10)	(51)	(10)	11
Interest rate forward loan sales contracts	Loan revenue	(14)	(5)	21	14
Total		$(25)	$(82)	$18	$68

Offsetting of Derivatives
The Company has entered into agreements with certain counterparty financial institutions, which include master netting agreements. However, the Company has elected to account for all derivatives with counterparty financial institutions on a gross basis. The Company manages the risk of default by its borrower counterparties through its normal loan underwriting and credit monitoring policies and procedures.

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of September 30, 2024 and December 31, 2023, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of September 30, 2024
Asset Derivatives	$24,797	$—	$24,797	$—	$11,424	$13,373
Liability Derivatives	25,766	—	25,766	—	10,090	15,676

As of December 31, 2023
Asset Derivatives	$25,093	$—	$25,093	$—	$15,549	$9,544
Liability Derivatives	24,057	—	24,057	—	2,420	21,637
Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which, if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $13.3 million.

6.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Goodwill, beginning of period	$62,477	$62,477
Established in acquisition	9,041	—
Allocated to divestiture	(1,730)	—
Total goodwill, end of period	$69,788	$62,477
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
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets as of the dates indicated:

	As of September 30, 2024			As of December 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$65,345	$(45,975)	$19,370	$58,245	$(41,499)	$16,746
Customer relationship intangible	5,265	(5,211)	54	5,265	(5,008)	257
Other	2,700	(2,695)	5	2,700	(2,674)	26
	$73,310	$(53,881)	$19,429	$66,210	$(49,181)	$17,029
Indefinite-lived trade name intangible			7,040			7,040
Total other intangible assets, net			$26,469			$24,069
The following table provides the estimated future amortization expense for the remaining three months of the year ending December 31, 2024 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Other	Total
2024	$1,413	$36	$5	$1,454
2025	4,924	18	—	4,942
2026	3,840	—	—	3,840
2027	2,757	—	—	2,757
2028	2,110	—	—	2,110
Thereafter	4,326	—	—	4,326
Total	$19,370	$54	$5	$19,429

7.    Other Assets
The components of the Company's other assets as of September 30, 2024 and December 31, 2023 were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Bank-owned life insurance	$99,394	$98,039
Interest receivable	31,124	29,768
FHLB stock	5,128	5,806
Mortgage servicing rights	12,068	13,333
Operating lease right-of-use assets, net	1,709	2,337
Federal and state income taxes, current	1,702	1,556
Federal and state income taxes, deferred	64,747	31,218
Derivative assets	24,797	25,093
Other receivables/assets	18,212	15,630
	$258,881	$222,780

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Noninterest bearing deposits	$917,715	$897,053
Interest checking deposits	1,230,605	1,320,435
Money market deposits	1,038,575	1,105,493
Savings deposits	768,298	650,655
Time deposits of $250 and under	1,044,298	973,253
Time deposits over $250	369,236	448,784
Total deposits	$5,368,727	$5,395,673

The Company had $23.7 million and $15.2 million in reciprocal time deposits as of September 30, 2024 and December 31, 2023, respectively. Included in money market deposits at September 30, 2024 and December 31, 2023 were $130.9 million and $128.0 million, respectively, of interest-bearing reciprocal deposits. Included in noninterest bearing deposits at September 30, 2024 and December 31, 2023 were $97.8 million and $58.0 million, respectively, of noninterest-bearing reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to distribute deposits that exceed the FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits.

In addition, included within the time deposits of “$250 thousand and under” was $200.0 million of brokered deposits as of September 30, 2024 and $221.0 million as of December 31, 2023.

As of September 30, 2024 and December 31, 2023, the Company had public entity deposits, which were collateralized by investment securities balances of $22.0 million and $183.4 million, respectively. As of September 30, 2024, the public entity deposits were also collateralized by FHLB letters of credit totaling $112.3 million and no FHLB letters of credit related to public entity deposits at December 31, 2023.

9.    Short-Term Borrowings
The following table summarizes the Company's short-term borrowings as of the dates indicated:

	September 30, 2024		December 31, 2023
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.75%	$5,630	0.72%	$5,064
Federal Home Loan Bank advances	—	—	5.64	10,200
Federal Reserve Bank borrowings	4.77	405,000	4.82	285,000
Total	4.71%	$410,630	4.78%	$300,264

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
Federal Funds Purchased - The Bank has unsecured federal funds lines totaling $135.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either September 30, 2024 or December 31, 2023.
Federal Reserve Bank Borrowing - At both September 30, 2024 and December 31, 2023, the Company had no Federal Reserve Discount Window borrowings, while its borrowing capacity was $396.5 million as of September 30, 2024 and $428.8 million as of December 31, 2023. At September 30, 2024 and December 31, 2023, the Company had $405.0 million and $285.0 million, respectively, of Bank Term Funding Program borrowings. The FRB announced that effective March 11, 2024, no additional loans would be made under the Bank Term Funding Program. As of September 30, 2024 and December 31, 2023, investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, and collateralized mortgage obligations were pledged to the Federal Reserve Bank of Chicago, with a market value of $744.3 million and $797.6 million, respectively.
Unsecured Line of Credit - The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 30, 2024 such that the revolving commitment matures on September 30, 2025, with no other alterations made to the fee structure or interest rate. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no borrowings outstanding under this revolving credit facility as of both September 30, 2024 and December 31, 2023.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

		September 30,	December 31,		September 30,	December 31,
		2024	2023		2024	2023
(in thousands)	Face Value	Book Value		Interest Rate(1)	Rate		Maturity Date	Callable Date
ATBancorp Statutory Trust I	$7,732	$7,003	$6,970	1.68% Margin	6.89%	7.33%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,085	11,034	1.65% Margin	6.86%	7.30%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,881	1,861	2.15% Margin	7.16%	7.77%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	6,993	6,964	3.50% Margin	8.71%	9.15%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	15,464	1.59% Margin	6.80%	7.24%	12/15/2037	12/15/2012
Total	$44,847	$42,426	$42,293

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
Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. On July 30, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate of three-month term SOFR plus 5.68%. At September 30, 2024, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes. At September 30, 2024 and December 31, 2023, the Company had outstanding subordinated debentures of $64.2 million and $64.1 million, respectively.

Other Long-Term Debt
Other long-term borrowings were as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$452	8.89%	$604
FHLB borrowings	—	3,187	3.11	6,262
Note payable to unaffiliated bank	6.75	4,750	6.89	10,000
Total	4.30%	$8,389	5.56%	$16,866
On June 7, 2022, pursuant to a credit agreement with a correspondent bank, the Company entered into a $35.0 million term note payable maturing on June 30, 2027. Principal and interest are payable quarterly, and began on September 30, 2022. Interest accrues at the monthly reset term SOFR plus 1.55%. The credit agreement includes customary covenants requiring the Company to, among other things, maintain minimum levels of both regulatory capital and certain financial ratios; the Company certifies compliance with the covenants on a quarterly basis. On February 12, 2024, the credit agreement, including certain of its covenants, was amended. On September 30, 2024, the credit agreement was again amended to include certain terms and to extend the maturity date of the line of credit to September 30, 2025.
As a member of the FHLBDM, the Bank may borrow funds from the FHLB, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. In addition, the FHLB has established a credit capacity limit to the Bank that is equal to 45% of the Bank’s total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit and other sources of credit exposure to the FHLB. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the unaudited consolidated financial statements. As of September 30, 2024, there were no FHLB borrowings due in 2024.

11.    Earnings per Share
The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2024	2023	2024	2023
Basic (Loss) Earnings Per Share:
Net (loss) income	$(95,707)	$9,138	$(76,619)	$18,129
Weighted average shares outstanding	15,829,032	15,688,502	15,771,924	15,672,989
Basic (loss) earnings per common share	$(6.05)	$0.58	$(4.86)	$1.16

Diluted (Loss) Earnings Per Share:
Net (loss) income	$(95,707)	$9,138	$(76,619)	$18,129
Weighted average shares outstanding, including all dilutive potential shares	15,829,032	15,711,137	15,771,924	15,696,071
Diluted (loss) earnings per common share	$(6.05)	$0.58	$(4.86)	$1.15

The weighted average shares that have an antidilutive effect in the calculation of diluted (loss) earnings per common share and have been excluded from the computation above were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dilutive shares(1)	42,195	—	33,643	—
(1) Dilutive potential shares that were excluded from the computation of diluted (loss) earnings per common share for the three and nine months ended September 30, 2024 as a result of the reported net loss available to common shareholders.

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

As of both September 30, 2024 and December 31, 2023, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore no amounts were held in reserve for each of these periods.
A comparison of the Company's and the Bank's capital, with the corresponding minimum regulatory requirements in effect at September 30, 2024 and December 31, 2023, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2024
Consolidated:
Total capital/risk weighted assets	$696,014	12.96%	$564,115	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	574,673	10.70	456,664	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	532,247	9.91	376,077	7.00	N/A	N/A
Tier 1 leverage capital/average assets	574,673	8.78	261,824	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$690,462	12.88%	$562,721	10.50%	$535,925	10.00%
Tier 1 capital/risk weighted assets	634,121	11.83	455,536	8.50	428,740	8.00
Common equity tier 1 capital/risk weighted assets	634,121	11.83	375,147	7.00	348,351	6.50
Tier 1 leverage capital/average assets	634,121	9.69	261,644	4.00	327,055	5.00

At December 31, 2023
Consolidated:
Total capital/risk weighted assets	$668,748	12.53%	$560,596	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	554,177	10.38	453,816	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	511,884	9.59	373,731	7.00	N/A	N/A
Tier 1 leverage capital/average assets	554,177	8.58	258,487	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$656,027	12.49%	$551,658	10.50%	$525,388	10.00%
Tier 1 capital/risk weighted assets	606,456	11.54	446,580	8.50	420,310	8.00
Common equity tier 1 capital/risk weighted assets	606,456	11.54	367,772	7.00	341,502	6.50
Tier 1 leverage capital/average assets	606,456	9.39	258,339	4.00	322,924	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	September 30, 2024	December 31, 2023
(in thousands)
Commitments to extend credit	$1,142,569	$1,203,001
Commitments to sell loans	3,283	1,045
Standby letters of credit	7,246	7,795
Total	$1,153,098	$1,211,841
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

Liability for Off-Balance Sheet Credit Losses - The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At September 30, 2024 and December 31, 2023, the liability for off-balance-sheet credit losses totaled $5.2 million and $4.6 million, respectively. For the nine months ended September 30, 2024, $0.6 million credit loss expense was recorded, with no credit loss expense recorded for the nine months ended September 30, 2023.
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

Concentrations of credit risk - Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 65% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa, California, and Minnesota. The carrying value of investment securities of Iowa, California and Minnesota political subdivisions totaled 12%, 12%, and 10%, respectively, as of September 30, 2024.

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

Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
State and political subdivisions	$583,045	$—	$583,045	$—
Mortgage-backed securities	65,276	—	65,276	—
Collateralized loan obligations	50,522	—	50,522	—
Collateralized mortgage obligations	530,768	—	530,768	—
Corporate debt securities	393,493	—	393,493	—
Derivative assets	24,797	—	24,757	40
Mortgage servicing rights	12,068	—	12,068	—

Liabilities:
Derivative liabilities	$25,766	$—	$25,766	$—

	Fair Value Measurement at December 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Debt securities available for sale:
State and political subdivisions	$130,139	$—	$130,139	$—
Mortgage-backed securities	5,311	—	5,311	—
Collateralized loan obligations	50,437	—	50,437	—
Collateralized mortgage obligations	169,196	—	169,196	—
Corporate debt securities	440,051	—	440,051	—
Derivative assets	25,093	—	25,043	50
Mortgage servicing rights	13,333	—	13,333	—

Liabilities:
Derivative liabilities	$24,057	$—	$24,057	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the nine months ended September 30, 2024 or the year ended December 31, 2023. Changes in the fair value of available for sale debt securities, including the changes attributable to the hedged risk, are included in other comprehensive income.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(dollars in thousands)	September 30, 2024	December 31, 2023	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$40	$50	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	80%	-	100%	91%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value Measurement at September 30, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$3,401	$—	$—	$3,401
Foreclosed assets, net	3,583	—	—	3,583

	Fair Value Measurement at December 31, 2023 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$6,524	$—	$—	$6,524
Foreclosed assets, net	3,929	—	—	3,929

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(dollars in thousands)	September 30, 2024	December 31, 2023	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$3,401	$6,524	Fair value of collateral	Valuation adjustments	—%	-	8%	7%
Foreclosed assets, net	$3,583	$3,929	Fair value of collateral	Valuation adjustments	7%	-	19%	19%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$201,868	$201,868	$201,868	$—	$—
Debt securities available for sale	1,623,104	1,623,104	—	1,623,104	—
Loans held for sale	3,283	3,320	—	3,320	—
Loans held for investment, net	4,274,756	4,207,271	—	—	4,207,271
Interest receivable	31,124	31,124	—	31,124	—
FHLB stock	5,128	5,128	—	5,128	—
Derivative assets	24,797	24,797	—	24,757	40
Financial liabilities:
Noninterest bearing deposits	917,715	917,715	917,715	—	—
Interest bearing deposits	4,451,012	4,413,900	3,037,478	1,376,422	—
Short-term borrowings	410,630	410,630	410,630	—	—
Finance leases payable	452	452	—	452	—
FHLB borrowings	3,187	3,066	—	3,066	—
Junior subordinated notes issued to capital trusts	42,426	37,870	—	37,870	—
Subordinated debentures	64,236	62,699	—	62,699	—
Other long-term debt	4,750	4,750	—	4,750	—
Derivative liabilities	25,766	25,766	—	25,766	—

	December 31, 2023
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$81,727	$81,727	$81,727	$—	$—
Debt securities available for sale	795,134	795,134	—	795,134	—
Debt securities held to maturity	1,075,190	895,263	—	895,263	—
Loans held for sale	1,045	1,083	—	1,083	—
Loans held for investment, net	4,075,447	3,953,368	—	—	3,953,368
Interest receivable	29,768	29,768	—	29,768	—
FHLB stock	5,806	5,806	—	5,806	—
Derivative assets	25,093	25,093	—	25,043	50
Financial liabilities:
Noninterest bearing deposits	897,053	897,053	897,053	—	—
Interest bearing deposits	4,498,620	4,489,322	3,076,582	1,412,740	—
Short-term borrowings	300,264	300,264	300,264	—	—
Finance leases payable	604	604	—	604	—
FHLB borrowings	6,262	6,199	—	6,199	—
Junior subordinated notes issued to capital trusts	42,293	37,938	—	37,938	—
Subordinated debentures	64,137	61,940	—	61,940	—
Other long-term debt	10,000	10,000	—	10,000	—
Derivative liabilities	24,057	24,057	—	24,057	—
15.    Leases
The Company's lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2045. Substantially all of the Company's leases are classified as operating leases, with the Company holding only one existing finance lease for a banking office location with a lease term through 2025.

(in thousands)	Classification	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	Other assets	$1,709	$2,337
Finance lease right-of-use asset	Premises and equipment, net	183	255
Total right-of-use assets		$1,892	$2,592

Operating lease liability	Other liabilities	$2,333	$3,078
Finance lease liability	Long-term debt	452	604
Total lease liabilities		$2,785	$3,682

Weighted-average remaining lease term:	Operating leases	11.91 years	10.20 years
	Finance lease	1.92 years	2.67 years
Weighted-average discount rate:	Operating leases	4.83%	4.43%
	Finance lease	8.89%	8.89%

The following table represents lease costs and other lease information for the periods indicated. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Lease Costs
Operating lease cost	$192	$297	$813	$885
Variable lease cost	16	4	29	15
Interest on lease liabilities(1)	10	15	35	47
Amortization of right-of-use assets	24	24	72	72
Net lease cost	$242	$340	$949	$1,019

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$379	$602	$1,895	$1,799
Operating cash flows from finance lease	10	15	35	47
Finance cash flows from finance lease	52	46	152	135

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	58	526	253	857
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining three months ending December 31, 2024 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2024	$64	$180
December 31, 2025	254	593
December 31, 2026	172	447
December 31, 2027	—	302
December 31, 2028	—	138
Thereafter	—	1,600
Total undiscounted lease payment	$490	$3,260
Amounts representing interest	(38)	(927)
Lease liability	$452	$2,333

16.    Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax for the periods indicated:

Three Months Ended September 30,
(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Total
Balance, June 30, 2023	$(88,798)	$3,688	$2,406	$(82,704)
Other comprehensive (loss) income before reclassifications	(3,420)	438	1,366	(1,616)
Amounts reclassified from AOCI	282	—	(568)	(286)
Net current-period other comprehensive (loss) income	(3,138)	438	798	(1,902)
Balance, September 30, 2023	$(91,936)	$4,126	$3,204	$(84,606)

Balance, June 30, 2024	$(65,366)	$5,251	$1,980	$(58,135)
Other comprehensive (loss) income before reclassifications	(102,822)	265	(1,783)	(104,340)
Amounts reclassified from AOCI	104,203	—	(570)	103,633
Net current-period other comprehensive (loss) income	1,381	265	(2,353)	(707)
Reclassification of HTM securities to AFS	5,516	(5,516)	—	—
Balance, September 30, 2024	$(58,469)	$—	$(373)	$(58,842)

Nine Months Ended September 30,
(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Total
Balance, December 31, 2022	$(91,852)	$2,805	$—	$(89,047)
Other comprehensive (loss) income before reclassifications	(10,203)	1,321	3,950	(4,932)
Amounts reclassified from AOCI	10,119	—	(746)	9,373
Net current-period other comprehensive income (loss)	(84)	1,321	3,204	4,441
Balance, September 30, 2023	$(91,936)	$4,126	$3,204	$(84,606)

Balance, December 31, 2023	$(69,915)	$4,511	$505	$(64,899)
Other comprehensive (loss) income before reclassifications	(98,958)	1,005	868	(97,085)
Amounts reclassified from AOCI	104,888	—	(1,746)	103,142
Net current-period other comprehensive income (loss)	5,930	1,005	(878)	6,057
Reclassification of HTM securities to AFS	5,516	(5,516)	—	—
Balance, September 30, 2024	$(58,469)	$—	$(373)	$(58,842)
The following table presents reclassifications out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Investment securities (gains) losses, net	$140,182	$(79)	$140,113	$13,093
Interest income (expense)	(687)	454	299	454
Interest expense	(763)	(761)	(2,338)	(999)
Income tax (expense) benefit	(35,099)	100	(34,932)	(3,175)
Net of tax	$103,633	$(286)	$103,142	$9,373

17.    Subsequent Events
On October 23, 2024, the board of directors of the Company declared a cash dividend of $0.2425 per share, payable on December 16, 2024 to shareholders of record as of the close of business on December 2, 2024.

In October 2024, as part of a balance sheet repositioning, the Company sold $1.0 billion of debt securities. The net proceeds from the sale were used to purchase $589.8 million of higher yielding debt securities and to pay off $418.7 million of Bank Term Funding Program borrowings, including accrued interest. In connection with the securities sales, the Company recognized a pre-tax loss of $140.4 million in the third quarter of 2024, and a pre-tax gain of $0.2 million in the fourth quarter of 2024.
The Company has evaluated events that have occurred subsequent to September 30, 2024, and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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
•the effects of changes in interest rates, including on our net income and the value of our securities portfolio;
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
•legislative and regulatory changes, including changes in banking, securities, trade, and tax laws and regulations and their application by our regulators and any changes in response to the failures of other banks;
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
•war or terrorist activities, including the ongoing conflict in the Middle East and the Russian invasion of Ukraine, widespread disease or pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
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
•the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits;
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024. Results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
On September 30, 2024, the Company completed a common equity capital raise, which resulted in net proceeds to the Company of $118.6 million to facilitate a balance sheet repositioning. Subsequent to quarter end, as part of the balance sheet repositioning, the Company sold $1.0 billion of debt securities, including securities previously classified as HTM. The decision to sell HTM securities necessitated the reclassification on September 30, 2024, of all HTM securities to AFS. On September 30, 2024, the HTM securities reclassified had an amortized cost basis of $1.04 billion and a fair value of $870.2 million. For the quarter ended September 30, 2024, the Company recognized an impairment loss of $140.4 million in pre-tax earnings associated with the securities sold in the fourth quarter of 2024.
The Company reported net loss for the three months ended September 30, 2024 of $95.7 million, a decrease of $104.8 million, compared to net income of $9.1 million for the three months ended September 30, 2023, with diluted (loss) earnings per share of $(6.05) and $0.58 for the three months ended September 30, 2024 and 2023, respectively. Adjusted earnings (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) for the three months ended September 30, 2024 were $9.1 million, compared to $8.9 million for the three months ended September 30, 2023, with adjusted earnings per share (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) of $0.58 and $0.56 for the three months ended September 30, 2024 and 2023, respectively.
For the nine months ended September 30, 2024, the Company reported net loss of $76.6 million, a decrease of $94.7 million, compared to net income of $18.1 million for the nine months ended September 30, 2023, with diluted (loss) earnings per share of $(4.86) and $1.15 for the respective annual nine month periods. Adjusted earnings (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) for the nine months ended September 30, 2024 were $21.8 million, compared to $28.0 million for the nine months ended September 30, 2023, with adjusted earnings per share (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) of $1.38 and $1.79 for the nine months ended September 30, 2024 and 2023, respectively.

The periods as of and for the three and nine months ended September 30, 2024 were also highlighted by the following results:

Balance Sheet:
•Total assets increased to $6.55 billion at September 30, 2024 from $6.43 billion at December 31, 2023, driven primarily by acquired DNVB assets, organic loan growth and higher line of credit usage, partially offset by loans divested in the sale of our Florida banking operations and lower investment securities balances stemming primarily from the third quarter of 2024 balance sheet repositioning.
•Total debt securities available for sale at September 30, 2024, were $1.62 billion. There were no held to maturity debt securities on September 30, 2024 as all securities previously classified as held to maturity were classified as available for sale during the third quarter of 2024 in connection with the balance sheet repositioning. There were $1.08 billion of held to maturity debt securities at December 31, 2023, while the total amount of debt securities available for sale was $795.1 million at that date.
•Gross loans held for investment increased $206.2 million, from $4.14 billion at December 31, 2023 to $4.34 billion at September 30, 2024, due primarily to acquired DNVB loans, organic loan growth, and higher line of credit usage, partially offset by the sale of loans associated with our Florida banking operations.
•The allowance for credit losses was $54.0 million, or 1.25% of total loans at September 30, 2024, compared with $51.5 million, or 1.25% of total loans, at December 31, 2023. The increase in the ACL primarily reflected $3.1 million of day 1 credit loss expense related to acquired DNVB loans, as well as an additional reserve taken to support organic loan growth, partially offset by $1.9 million of allowance divested in the sale of our Florida banking operations.
•Nonperforming assets declined $4.8 million, from $30.3 million at December 31, 2023, to $25.5 million at September 30, 2024.
•Total deposits decreased $26.9 million, from $5.40 billion at December 31, 2023, to $5.37 billion at September 30, 2024.
•Short-term borrowings increased to $410.6 million at September 30, 2024, from $300.3 million at December 31, 2023, and long-term debt decreased to $115.1 million at September 30, 2024, from $123.3 million at December 31, 2023.
•The Company was well-capitalized with a total risk-based capital ratio of 12.96% at September 30, 2024.

Income Statement:
Three Months Ended September 30, 2024 and 2023:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $38.8 million for the third quarter of 2024, an increase of $3.1 million, from $35.7 million in the third quarter of 2023. The increase in tax equivalent net interest income was due primarily to an increase of $10.9 million in loan interest income, partially offset by a $1.0 million decrease in investment securities interest income, coupled with an increase in interest expense on interest-bearing deposits and borrowed funds of $6.0 million and $1.2 million, respectively.
•Credit loss expense of $1.5 million was recorded during the third quarter of 2024, compared to credit loss expense of $1.6 million recorded in the third quarter of 2023. Credit loss expense in the third quarter of 2024 reflected an additional reserve taken to support organic loan growth, offset by a reduction of $0.3 million in the reserve for unfunded loan commitments.
•Noninterest income decreased $140.2 million, from $9.9 million in the third quarter of 2023, to noninterest loss of $130.4 million in the third quarter of 2024, primarily due to the balance sheet repositioning-related securities impairment of $140.4 million.
•Noninterest expense increased $4.3 million, from $31.5 million in the third quarter of 2023, to $35.8 million in the third quarter of 2024, primarily due to increases in all noninterest expense categories, except marketing and communications.
Nine Months Ended September 30, 2024 and 2023:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $112.5 million for the nine months ended September 30, 2024, a decrease of $2.6 million from the nine months ended September 30, 2023. The decrease in tax equivalent net interest income was due primarily to an increase in interest expense on interest-bearing deposits and borrowed funds of $27.2 million and $7.6 million, respectively, in addition to a decrease of $3.3 million in interest income earned from investment securities. Partially offsetting these identified decreases in tax equivalent net interest income was an increase of $34.7 million in loan interest income.

•Credit loss expense of $7.5 million was recorded in the first nine months of 2024, as compared to credit loss expense of $4.1 million for the first nine months of 2023. Credit loss expense in the first nine months of 2024 reflected $3.2 million of expense for acquired DNVB loans, an additional liability of $0.6 million for unfunded loan commitments, coupled with an additional reserve taken to support organic loan growth.
•Noninterest income decreased $113.6 million, from $14.6 million for the nine months ended September 30, 2023, to noninterest loss of $99.1 million in the first nine months of 2024, primarily due to the balance sheet repositioning-related securities impairment of $140.4 million recorded in the third quarter of 2024. Partially offsetting this decrease was a $10.9 million gain on sale recognized in connection with the sale of our Florida banking operations, which was recorded in other noninterest income in the second quarter of 2024.
•Noninterest expense increased $7.3 million, from $99.8 million for the nine months ended September 30, 2023, to $107.1 million in the first nine months of 2024, primarily due to increases of $3.3 million, $1.5 million, and $1.5 million in compensation and employee benefits, legal and professional, and other expense, respectively. Partially offsetting these increases was a decline of $1.1 million in marketing expense.
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
RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2024 and September 30, 2023
Summary

	As of or for the Three Months Ended September 30,
(dollars in thousands, except per share amounts)	2024	2023
Net Interest Income	$37,521	$34,575
Noninterest (Loss) Income	(130,388)	9,861
Total Revenue, Net of Interest Expense	(92,867)	44,436
Credit Loss Expense	1,535	1,551
Noninterest Expense	35,798	31,544
(Loss) Income Before Income Tax Expense	(130,200)	11,341
Income Tax (Benefit) Expense	(34,493)	2,203
Net (Loss) Income	(95,707)	9,138
Adjusted Earnings(1)	$9,141	$8,875
Diluted Earnings (Loss) Per Share	$(6.05)	$0.58
Adjusted Earnings Per Share(1)	0.58	0.56

Return on Average Assets	(5.78)%	0.56%
Return on Average Equity	(69.05)	7.14
Return on Average Tangible Equity(1)	(82.78)	9.68
Efficiency Ratio(1)	70.32	66.06
Dividend Payout Ratio	n/m	41.81
Common Equity Ratio	8.58	7.81
Tangible Common Equity Ratio(1)	7.22	6.54
Book Value per Share	$27.06	$32.21
Tangible Book Value per Share(1)	22.43	26.60
(1) A non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalents.
(n/m) - Not meaningful

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(dollars in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$4,311,693	$63,472	5.86%	$4,019,852	$52,605	5.19%
Taxable investment securities	1,489,843	8,779	2.34	1,637,259	9,526	2.31
Tax-exempt investment securities (2)(4)	313,935	1,976	2.50	341,330	2,234	2.60
Total securities held for investment (2)	1,803,778	10,755	2.37	1,978,589	11,760	2.36
Other	52,054	785	6.00	34,195	374	4.34
Total interest earning assets (2)	$6,167,525	$75,012	4.84%	$6,032,636	$64,739	4.26%
Other assets	415,879			420,179
Total assets	$6,583,404			$6,452,815

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,243,327	$3,041	0.97%	$1,354,597	$2,179	0.64%
Money market deposits	1,047,081	7,758	2.95	1,112,149	7,402	2.64
Savings deposits	761,922	3,128	1.63	603,628	749	0.49
Time deposits	1,430,723	15,190	4.22	1,403,504	12,798	3.62
Total interest bearing deposits	4,483,053	29,117	2.58	4,473,878	23,128	2.05
Securities sold under agreements to repurchase	5,812	12	0.82	66,020	85	0.51
Other short-term borrowings	415,961	5,031	4.81	277,713	3,634	5.19
Total short-term borrowings	421,773	5,043	4.76	343,733	3,719	4.29
Long-term debt	116,032	2,015	6.91	125,737	2,150	6.78
Total borrowed funds	537,805	7,058	5.22	469,470	5,869	4.96
Total interest bearing liabilities	$5,020,858	$36,175	2.87%	$4,943,348	$28,997	2.33%

Noninterest bearing deposits	919,581			905,993
Other liabilities	91,551			95,408
Shareholders’ equity	551,414			508,066
Total liabilities and shareholders’ equity	$6,583,404			$6,452,815
Net interest income (2)		$38,837			$35,742
Net interest spread(2)			1.97%			1.93%
Net interest margin(2)			2.51%			2.35%

Total deposits(5)	$5,402,634	$29,117	2.14%	$5,379,871	$23,128	1.71%
Cost of funds(6)			2.42%			1.97%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent). The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $378 thousand and $141 thousand for the three months ended September 30, 2024 and September 30, 2023, respectively. Loan purchase discount accretion was $1.4 million and $0.8 million for the three months ended September 30, 2024 and September 30, 2023, respectively. Tax equivalent adjustments were $951 thousand and $735 thousand for the three months ended September 30, 2024 and September 30, 2023, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $365 thousand and $432 thousand for the three months ended September 30, 2024 and September 30, 2023, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended September 30,
	2024 Compared to 2023
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$3,911	$6,956	$10,867
Taxable investment securities	(868)	121	(747)
Tax-exempt investment securities (1)	(174)	(84)	(258)
Total securities held for investment (1)	(1,042)	37	(1,005)
Other	237	174	411
Change in interest income (1)	3,106	7,167	10,273
Increase (decrease) in interest expense:
Interest checking deposits	(190)	1,052	862
Money market deposits	(458)	814	356
Savings deposits	241	2,138	2,379
Time deposits	251	2,141	2,392
Total interest-bearing deposits	(156)	6,145	5,989
Securities sold under agreements to repurchase	(105)	32	(73)
Other short-term borrowings	1,680	(283)	1,397
Total short-term borrowings	1,575	(251)	1,324
Long-term debt	(174)	39	(135)
Total borrowed funds	1,401	(212)	1,189
Change in interest expense	1,245	5,933	7,178
Change in net interest income	$1,861	$1,234	$3,095
Percentage increase in net interest income over prior period			8.7%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the third quarter of 2024 was $38.8 million, an increase of $3.1 million, or 8.7%, compared to $35.7 million for the third quarter of 2023. The increase in tax equivalent net interest income in the third quarter of 2024 compared to the third quarter of 2023 was due primarily to an increase of $10.9 million, or 20.7%, in loan interest income stemming from higher yields coupled with increased volumes from acquired DNVB loans, organic loan growth, and additional line of credit usage. The increased loan volumes were partially offset by the sale of loans associated with our Florida banking operations. Partially offsetting this increase in loan interest income was a decrease of $1.0 million, or 8.5%, in interest income earned from investment securities, which stemmed from lower volumes of securities, and increases in interest expense on interest bearing deposits and borrowed funds of $6.0 million and $1.2 million, respectively, stemming from higher costs on interest bearing deposits and increased volumes of borrowed funds.
The tax equivalent net interest margin for the third quarter of 2024 improved to 2.51% from 2.35% for the third quarter of 2023, driven by higher earning asset yields, partially offset by higher funding costs. Total earning asset yield increased 58 basis points ("bps") from the third quarter of 2023, primarily due to a 67 bps increase in loan yields. Funding costs increased 54 bps to 2.87%, due to interest bearing deposit costs of 2.58%, short-term borrowing costs of 4.76%, and long-term debt costs of 6.91%, which increased 53 bps, 47 bps and 13 bps, respectively, from the third quarter of 2023.
Credit Loss Expense
Credit loss expense of $1.5 million was recorded during the third quarter of 2024, compared to $1.6 million of credit loss expense recorded in the third quarter of 2023. Credit loss expense in the third quarter of 2024 reflected an additional reserve taken to support organic loan growth, offset by a reduction of $0.3 million in the liability for unfunded loan commitments. Net charge-offs were $1.7 million in the third quarter of 2024, compared to net charge-offs of $0.5 million in the third quarter of 2023. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) Midwest and national unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, and (4) year-to-year change in U.S. GDP. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest (Loss) Income
The following table presents significant components of noninterest (loss) income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Investment services and trust activities	$3,410	$3,004	$406	13.5%
Service charges and fees	2,170	2,146	24	1.1
Card revenue	1,935	1,817	118	6.5
Loan revenue	760	1,462	(702)	(48.0)
Bank-owned life insurance	879	626	253	40.4
Investment securities (losses) gains, net	(140,182)	79	(140,261)	n/m
Other	640	727	(87)	(12.0)
Total noninterest (loss) income	$(130,388)	$9,861	$(140,249)	n/m

(n/m) - Not meaningful
Total noninterest income for the third quarter of 2024 decreased $140.2 million to a noninterest loss of $130.4 million, from noninterest income of $9.9 million in the third quarter of 2023, primarily due to the balance sheet repositioning-related securities impairment of $140.4 million. Also contributing to the decline in noninterest income was a decrease of $0.7 million in loan revenue, primarily due to an unfavorable year-over-year change of $1.3 million in the fair value of our mortgage servicing rights, which was partially offset by an increase of $0.5 million in SBA gain on sale. Partially offsetting these decreases in total noninterest income was an increase of $0.4 million in investment securities and trust activities revenue, driven by growth in assets under administration and transaction fees, and an increase of $0.3 million in bank-owned life insurance due primarily to $0.2 million of death benefits recognized in the third quarter of 2024.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Compensation and employee benefits	$19,943	$18,558	$1,385	7.5%
Occupancy expense of premises, net	2,443	2,405	38	1.6
Equipment	2,486	2,123	363	17.1
Legal and professional	2,261	1,678	583	34.7
Data processing	1,580	1,504	76	5.1
Marketing	619	782	(163)	(20.8)
Amortization of intangibles	1,470	1,460	10	0.7
FDIC insurance	923	783	140	17.9
Communications	159	206	(47)	(22.8)
Foreclosed assets, net	330	2	328	n/m
Other	3,584	2,043	1,541	75.4
Total noninterest expense	$35,798	$31,544	$4,254	13.5%

(n/m) - Not meaningful
The following table summarizes the acquisition and divestiture-related expenses incurred during the three months ended September 30, 2024 and September 30, 2023, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended September 30,
Merger-related expenses:	2024	2023
(dollars in thousands)
Legal and professional	$127	$11
Other	6	—
Total merger-related expenses	$133	$11
Noninterest expense for the third quarter of 2024 increased $4.3 million, or 13.5%, to $35.8 million from $31.5 million for the third quarter of 2023, due to increases in all noninterest expense categories, except marketing and communications. The largest contributors to the increase in noninterest expense were increases of $1.5 million, $1.4 million, and $0.6 million in other, compensation and employee benefits, and legal and professional expenses, respectively. The increase in other expense was primarily driven by a $1.2 million fraud loss recorded in the third quarter of 2024. The increase in compensation and employee benefits expense was driven by annual compensation adjustments and increased incentive and commission expense. The increase in legal and professional expense stemmed from increased costs for legal fees, consulting, personnel procurement, merger-related expenses, and accounting and tax fees. Partially offsetting these increases was a decline of $0.2 million in marketing expense.
Income Tax Expense
Our effective income tax rate, or income tax expense divided by income before income tax expense, was 26.5% for the three months ended September 30, 2024, as compared to an effective tax rate of 19.4% for the three months ended September 30, 2023. The increase primarily reflected the impact of the investment security impairments recorded in the third quarter of 2024. The effective tax rate for the full year 2024 is expected to be in the range of 27% to 29%.

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and September 30, 2023
Summary

	As of and for the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2024	2023
Net Interest Income	$108,599	$111,613
Noninterest (Loss) Income	(99,084)	14,561
Total Revenue, Net of Interest Expense	9,515	126,174
Credit Loss Expense	7,491	4,081
Noninterest Expense	107,124	99,782
(Loss) Income Before Income Tax Expense	(105,100)	22,311
Income Tax (Benefit) Expense	(28,481)	4,182
Net (Loss) Income	(76,619)	18,129
Adjusted Earnings(1)	$21,762	$28,046
Diluted (Loss) Earnings Per Share	$(4.86)	$1.15
Adjusted Earnings Per Share(1)	1.38	1.79

Return on Average Assets	(1.54)%	0.37%
Return on Average Equity	(19.03)	4.81
Return on Average Tangible Equity(1)	(22.17)	7.03
Efficiency Ratio (1)	65.20	66.40
Dividend Payout Ratio	n/m	62.72
Common Equity Ratio	8.58	7.81
Tangible Common Equity Ratio(1)	7.22	6.54
Book Value per Share	$27.06	$32.21
Tangible Book Value per Share(1)	22.43	26.60
(1) A non-GAAP financial measure. See "Non-GAAP Financial Measures" for a reconciliation to the most comparable GAAP equivalents.
(n/m) - Not meaningful

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$4,343,087	$184,920	5.69%	$3,964,119	$150,250	5.07%
Taxable investment securities	1,522,447	27,467	2.41	1,714,912	29,704	2.32
Tax-exempt investment securities (2)(4)	321,560	6,113	2.54	361,254	7,136	2.64
Total securities held for investment (2)	1,844,007	33,580	2.43	2,076,166	36,840	2.37
Other	34,435	1,445	5.61	22,741	686	4.03
Total interest-earning assets (2)	$6,221,529	$219,945	4.72%	$6,063,026	$187,776	4.14%
Other assets	422,368			417,610
Total assets	$6,643,897			$6,480,636

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,280,581	$9,076	0.95%	$1,429,804	$5,999	0.56%
Money market deposits	1,074,006	23,644	2.94	1,014,708	15,970	2.10
Savings deposits	731,724	7,848	1.43	620,011	1,309	0.28
Time deposits	1,449,485	45,217	4.17	1,437,122	35,286	3.28
Total interest-bearing deposits	4,535,796	85,785	2.53	4,501,645	58,564	1.74
Securities sold under agreements to repurchase	5,482	33	0.80	123,512	958	1.04
Other short-term borrowings	422,653	15,394	4.87	174,448	6,665	5.11
Total short-term borrowings	428,135	15,427	4.81	297,960	7,623	3.42
Long-term debt	119,837	6,196	6.91	133,375	6,427	6.44
Total borrowed funds	547,972	21,623	5.27	431,335	14,050	4.36
Total interest-bearing liabilities	$5,083,768	$107,408	2.82%	$4,932,980	$72,614	1.97%

Noninterest bearing deposits	930,197			958,104
Other liabilities	92,235			85,650
Shareholders' equity	537,697			503,902
Total liabilities and shareholders' equity	$6,643,897			$6,480,636
Net interest income (2)		$112,537			$115,162
Net interest spread(2)			1.90%			2.17%
Net interest margin (2)			2.42%			2.54%

Total deposits(5)	$5,465,993	$85,785	2.10%	$5,459,749	$58,564	1.43%
Cost of funds(6)			2.39%			1.65%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $952 million and $315 thousand for the nine months ended September 30, 2024 and September 30, 2023, respectively. Loan purchase discount accretion was $3.8 million and $3.0 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Tax equivalent adjustments were $2.8 million and $2.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.1 million and $1.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The federal statutory tax rate utilized was 21%.

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

	Nine Months Ended September 30,
	2024 Compared to 2023
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$15,211	$19,459	$34,670
Taxable investment securities	(3,379)	1,142	(2,237)
Tax-exempt investment securities(1)	(761)	(262)	(1,023)
Total securities held for investment(1)	(4,140)	880	(3,260)
Other	431	328	759
Change in interest income (1)	11,502	20,667	32,169
Increase (decrease) in interest expense:
Interest checking deposits	(688)	3,765	3,077
Money market deposits	978	6,696	7,674
Savings deposits	275	6,264	6,539
Time deposits	306	9,625	9,931
Total interest-bearing deposits	871	26,350	27,221
Securities sold under agreements to repurchase	(745)	(180)	(925)
Other short-term borrowings	9,056	(327)	8,729
Total short-term borrowings	8,311	(507)	7,804
Long-term debt	(680)	449	(231)
Total borrowed funds	7,631	(58)	7,573
Change in interest expense	8,502	26,292	34,794
Change in net interest income	$3,000	$(5,625)	$(2,625)
Percentage decrease in net interest income over prior period			(2.3)%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the nine months ended September 30, 2024 was $112.5 million, a decrease of $2.6 million, or 2.3%, compared to $115.2 million for the nine months ended September 30, 2023. This decrease in tax equivalent net interest income was due to an increase in interest expense on interest bearing deposits and borrowed funds of $27.2 million and $7.6 million, respectively, due to higher costs and volumes of interest bearing deposits, coupled with higher volumes of borrowed funds, partially offset by lower costs of borrowed funds. The decrease in tax equivalent net interest income was also due to a decrease of $3.3 million, or 8.8%, in interest income earned from investment securities, which stemmed from lower volumes. Partially offsetting these decreases was an increase of $34.7 million, or 23.1%, in loan interest income due to higher yields coupled with increased volumes from acquired DNVB loans, organic loan growth, and additional line of credit usage. The increased loan volumes were partially offset by the sale of loans associated with our Florida banking operations.

The tax equivalent net interest margin for the nine months ended September 30, 2024 was 2.42%, or 12 bps lower than the tax equivalent net interest margin of 2.54% for the nine months ended September 30, 2023. The cost of interest-bearing deposits increased 79 bps for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, while the cost of borrowed funds increased 91 bps for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Partially offsetting these identified decreases to tax equivalent net interest margin from the nine months ended September 30, 2023, was the increase in loan yields of 62 bps, which primarily reflected new loan production originated at higher yields.
Credit Loss Expense
Credit loss expense of $7.5 million was recorded in the first nine months of 2024, as compared to credit loss expense of $4.1 million for the first nine months of 2023. Credit loss expense in the first nine months of 2024 reflected $3.2 million of day 1 credit loss expense related to the DNVB acquisition, an additional liability of $0.6 million on unfunded loan commitments, and additional reserve taken to support organic loan growth. Net charge-offs in the first nine months of 2024 were $2.4 million, as compared to net charge-offs of $1.7 million in the first nine months of 2023. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) Midwest and national unemployment, (2) year-to-year change in national retail sales, (3) year-to-year change in the CRE Index, and (4) year-to-year change in U.S. GDP. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Investment services and trust activities	$10,417	$9,056	$1,361	15.0%
Service charges and fees	6,470	6,201	269	4.3
Card revenue	5,785	5,412	373	6.9
Loan revenue	3,141	3,791	(650)	(17.1)
Bank-owned life insurance	2,207	1,844	363	19.7
Investment securities (losses) gains, net	(140,113)	(13,093)	(127,020)	n/m
Other	13,009	1,350	11,659	n/m
Total noninterest income	$(99,084)	$14,561	$(113,645)	n/m
(n/m) - Not meaningful
Total noninterest income for the first nine months of 2024 decreased $113.6 million to a noninterest loss of $99.1 million, from noninterest income of $14.6 million during the same period of 2023, primarily due to the balance sheet repositioning-related securities impairment of $140.4 million recorded in the third quarter of 2024, a larger loss than the $13.2 million of investment securities losses, net, recorded in the first quarter of 2023 related to a smaller volume balance sheet repositioning. The largest offset to this decrease in total noninterest income was an $11.7 million increase in other noninterest income due primarily to the $10.9 million gain on sale of assets associated with our Florida banking operations. Further offsetting the decline in total noninterest income was a $1.4 million increase in investment services and trust activities revenue, driven by growth in assets under administration and transaction fees.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change
Compensation and employee benefits	$61,858	$58,551	$3,307	5.6%
Occupancy expense of premises, net	7,691	7,725	(34)	(0.4)
Equipment	7,616	6,729	887	13.2
Legal and professional	6,573	5,096	1,477	29.0
Data processing	4,585	4,388	197	4.5
Marketing	1,853	2,910	(1,057)	(36.3)
Amortization of intangibles	4,700	4,806	(106)	(2.2)
FDIC insurance	2,916	2,394	522	21.8
Communications	546	727	(181)	(24.9)
Foreclosed assets, net	826	(32)	858	n/m
Other	7,960	6,488	1,472	22.7
Total noninterest expense	$107,124	$99,782	$7,342	7.4%

(n/m) - Not meaningful

The following table summarizes the acquisition and divestiture-related expenses incurred during the nine months ended September 30, 2024 and September 30, 2023, which are included in the respective income statement line items, for the periods indicated:

Merger-related expenses:	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Compensation and employee benefits	$314	$70
Occupancy expense of premises, net	152	—
Equipment	177	—
Legal and professional	1,162	11
Data processing	312	65
Marketing	32	—
Communications	9	—
Other	143	1
Total merger-related expenses	$2,301	$147
Noninterest expense for the nine months ended September 30, 2024 was $107.1 million, an increase of $7.3 million, or 7.4%, from $99.8 million for the nine months ended September 30, 2023, primarily due to increases of $3.3 million, $1.5 million, and $1.5 million in compensation and employee benefits, legal and professional, and other expenses, respectively. The increase in compensation and employee benefits expense was primarily driven by annual compensation adjustments, increased headcount as a result of the DNVB acquisition, increased incentive and commission expense, and merger-related expenses. The increase in legal and professional expense stemmed primarily from higher merger-related expenses. The increase in other expense stemmed primarily from a $1.2 million fraud loss recorded in the third quarter of 2024. Partially offsetting these increases was a decline of $1.1 million in marketing expense.
Income Tax Expense
Our effective income tax rate, or income tax expense divided by income before tax expense, was 27.1% for the first nine months of 2024, compared to an effective tax rate of 18.7% for the first nine months of 2023. The increase reflected the impact of the investment security impairments recorded in the third quarter of 2024 related to the balance sheet repositioning, taxable income attributed to the Florida banking operations sale exceeding book income due to the non-deductible goodwill allocated to the Florida banking operations, and a decreased benefit from tax exempt income. The effective tax rate for the full year 2024 is expected to be in the range of 27 to 29%.
FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023	$ Change	% Change
ASSETS
Cash and cash equivalents	$201,868	$81,727	$120,141	147.0%
Loans held for sale	3,283	1,045	2,238	214.2
Debt securities available for sale at fair value	1,623,104	795,134	827,970	104.1
Held to maturity securities at amortized cost	—	1,075,190	(1,075,190)	(100.0)
Loans held for investment, net of unearned income	4,328,756	4,126,947	201,809	4.9
Allowance for credit losses	(54,000)	(51,500)	(2,500)	4.9
Total loans held for investment, net	4,274,756	4,075,447	199,309	4.9
Other assets	449,471	398,997	50,474	12.7
Total assets	$6,552,482	$6,427,540	$124,942	1.9%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,368,727	$5,395,673	$(26,946)	(0.5)%
Total borrowings	525,681	423,560	102,121	24.1
Other liabilities	95,836	83,929	11,907	14.2
Total shareholders' equity	562,238	524,378	37,860	7.2
Total liabilities and shareholders' equity	$6,552,482	$6,427,540	$124,942	1.9%

Debt Securities
The composition of debt securities available for sale and held to maturity as of the dates indicated was as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
States and political subdivisions	$583,045	36.0%	$130,139	16.4%
Mortgage-backed securities	65,276	4.0	5,311	0.7
Collateralized loan obligations	50,522	3.1	50,437	6.3
Collateralized mortgage obligations	530,768	32.7	169,196	21.3
Corporate debt securities	393,493	24.2	440,051	55.3
Fair value of debt securities available for sale	$1,623,104	100.0%	$795,134	100.0%

Held to Maturity
States and political subdivisions	$—	—%	$532,422	49.5%
Mortgage-backed securities	—	—	74,904	7.0
Collateralized mortgage obligations	—	—	467,864	43.5
Amortized cost of debt securities held to maturity	$—	—%	$1,075,190	100.0%
Total investment securities at September 30, 2024 decreased $247.2 million, or 13.22%, from December 31, 2023 to $1.62 billion. This decrease stemmed from impairment recognized in the third quarter of 2024 related to the balance sheet repositioning, fair value adjustments recognized in the third quarter of 2024 in connection with the reclassification of held to maturity securities to available for sale, and principal cash flows received from scheduled payments, calls, and maturities.
As of September 30, 2024, there was $374 thousand of gross unrealized gains and $78.7 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $78.3 million.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.
Loans
The composition of our loan portfolio by type of loan was as follows, as of the dates indicated:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$112,696	2.6%	$118,414	2.9%
Commercial and industrial	1,149,758	26.6	1,075,003	26.0
Commercial real estate	2,332,141	53.8	2,225,310	54.0
Residential real estate	662,037	15.3	640,437	15.5
Consumer	72,124	1.7	67,783	1.6
Loans held for investment, net of unearned income	$4,328,756	100.0%	$4,126,947	100.0%
Loans held for sale	$3,283		$1,045
Loans held for investment, net of unearned income, at September 30, 2024, increased $201.8 million, or 4.9%, from December 31, 2023 to $4.33 billion, driven primarily by loans acquired in the DNVB acquisition, organic loan growth, and higher line of credit usage, partially offset by sale of gross loans of $163.6 million associated with our Florida banking operations. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio. Our loan to deposit ratio increased to 80.63% as of September 30, 2024, as compared to 76.49% as of December 31, 2023.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.15 billion and $1.21 billion as of September 30, 2024 and December 31, 2023, respectively.

The composition of our commercial real estate loan portfolio as of September 30, 2024 was as follows:

(dollars in thousands)	Amount	% of Total Loans
Construction & Development	$386,920	8.9%
Farmland	182,164	4.2
Multifamily	409,544	9.5
CRE Other:
NOO CRE Office	154,734	3.6
OO CRE Office	84,591	2.0
Industrial and Warehouse	403,525	9.2
Retail	282,414	6.5
Hotel	111,686	2.6
Other	316,563	7.3
Total CRE	$2,332,141	53.8%
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans held for investment	$20,702	$25,891
Accruing loans contractually past due 90 days or more	1,252	468
Total nonperforming loans	21,954	26,359
Foreclosed assets, net	3,583	3,929
Total nonperforming assets	25,537	30,288

Nonaccrual loans ratio (1)	0.48%	0.63%
Nonperforming loans ratio (2)	0.51%	0.64%
Nonperforming assets ratio (3)	0.39%	0.47%
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
Compared to December 31, 2023, nonperforming loans and asset ratios improved, with declines in both ratios of 13 and 8 bps, respectively.
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
•Term extension.

During the three months ended September 30, 2024, the amortized cost of the loans that were modified to borrowers in financial distress was $2.6 million, which represented 0.06% of total loans held for investment, net of unearned income. For the nine months ended September 30, 2024, the amortized cost of the loans that were modified to borrowers in financial distress was $8.9 million, which represented 0.21% of total loans held for investment, net of unearned income.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$358	2.6%	$613	2.9%
Commercial and industrial	20,855	26.6	21,743	26.0
Commercial real estate	26,115	53.8	23,759	54.0
Residential real estate	5,126	15.3	4,762	15.5
Consumer	1,546	1.7	623	1.6
Total	$54,000	100.0%	$51,500	100.0%

Allowance for credit losses ratio(1)	1.25%		1.25%
Allowance for credit losses to nonaccrual loans ratio(2)	260.84%		198.91%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.
The following tables set forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	Three Months Ended September 30, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended September 30, 2024
Charge-offs	$—	$(1,575)	$—	$—	$(363)	$(1,938)
Recoveries	1	168	4	4	26	203
Net (charge-offs) recoveries	$1	$(1,407)	$4	$4	$(337)	$(1,735)

Net (charge-off) recovery ratio(1)	—%	(0.13)%	—%	—%	(0.03)%	(0.16)%

For the Three Months Ended September 30, 2023
Charge-offs	$(25)	$(511)	$—	$(21)	$(178)	$(735)
Recoveries	126	79	4	3	72	284
Net (charge-offs) recoveries	$101	$(432)	$4	$(18)	$(106)	$(451)

Net (charge-off) recovery ratio(1)	0.01%	(0.04)%	—%	—%	(0.01)%	(0.04)%

	Nine Months Ended September 30, 2024 and 2023
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30, 2024
Charge-offs	$(4)	$(2,343)	$(35)	$(75)	$(913)	$(3,370)
Recoveries	356	437	18	17	94	922
Net (charge-offs) recoveries	$352	$(1,906)	$(17)	$(58)	$(819)	$(2,448)

Net (charge-off) recovery ratio(1)	0.01%	(0.06)%	—%	—%	(0.03)%	(0.08)%

For the Nine Months Ended September 30, 2023
Charge-offs	$(26)	$(1,020)	$(830)	$(54)	$(451)	$(2,381)
Recoveries	153	349	15	23	160	700
Net (charge-offs) recoveries	$127	$(671)	$(815)	$(31)	$(291)	$(1,681)

Net (charge-off) recovery ratio(1)	—%	(0.02)%	(0.03)%	—%	(0.01)%	(0.06)%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of September 30, 2024 was $54.0 million, which was 1.25% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $51.5 million as of December 31, 2023, which was 1.25% of loans held for investment, net of unearned income. The increase in the ACL primarily reflected the $3.1 million of day 1 credit loss expense related to the acquired DNVB loans, as well as an additional reserve taken to support organic loan growth, partially offset by the $1.9 million of allowance divested in the sale of our Florida banking operations. The liability for off-balance sheet credit exposures totaled $5.2 million as of September 30, 2024 and $4.6 million as of December 31, 2023, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $6.9 million for the nine months ended September 30, 2024, compared to credit loss expense related to loans of $4.1 million for the nine months ended September 30, 2023. Gross charge-offs for the first nine months of 2024 totaled $3.4 million, while there were $0.9 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first nine months of 2024 was 0.08% compared to 0.06% for the nine months ended September 30, 2023.
Economic Forecast: At September 30, 2024, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increase in the first forecasted quarter, with little change in the second through fourth forecasted quarters; (2) national unemployment - decreases over the next four forecasted quarters; (3) year-to-year change in national retail sales - increases over the next four forecasted quarters; (4) year-to-year change in CRE Index - decreases over the next two forecasted quarters, with increases in the third and fourth forecasted quarters; and (5) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
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
Based on the inherent risk in the loan portfolio, management believed that, as of September 30, 2024, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of September 30, 2024		As of December 31, 2023
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$917,715	17.1%	$897,053	16.6%
Interest checking deposits	1,230,605	23.0	1,320,435	24.5
Money market deposits	1,038,575	19.3	1,105,493	20.5
Savings deposits	768,298	14.3	650,655	12.1
Total non-maturity deposits	3,955,193	73.6	3,973,636	73.7
Time deposits of $250 and under	1,044,298	19.5	973,253	18.0
Time deposits over $250	369,236	6.9	448,784	8.3
Total time deposits	$1,413,534	26.4%	$1,422,037	26.3%
Total deposits	$5,368,727	100.0%	$5,395,673	100.0%
Deposits as of September 30, 2024 decreased $26.9 million from December 31, 2023, or 0.5%, to $5.37 billion. Brokered time deposits were $200.0 million and $221.0 million at September 30, 2024 and December 31, 2023, respectively, and are included in the table above within "Time deposits of $250 and under”. Core deposits, which include the total of all deposits other than time deposits over $250 thousand and non-reciprocal brokered deposits, were approximately 89.4% of our total deposits as of September 30, 2024, compared to 87.6% as of December 31, 2023. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt as of the dates presented:

(dollars in thousands)	September 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$5,630	$5,064
Federal Home Loan Bank advances	—	10,200
Federal Reserve Bank borrowings	405,000	285,000
Total short-term borrowings	$410,630	$300,264

Junior subordinated notes issued to capital trusts	$42,426	$42,293
Subordinated debentures	64,236	64,137
Finance lease payable	452	604
Federal Home Loan Bank borrowings	3,187	6,262
Other long-term debt	4,750	10,000
Total long-term debt	$115,051	$123,296
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.
Capital Resources
Shareholders' Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company at the dates presented:

	September 30, 2024	December 31, 2023
Common equity ratio	8.58%	8.16%
Tangible common equity ratio(1)	7.22%	6.90%
Total risk-based capital ratio	12.96%	12.53%
Tier 1 risk-based capital ratio	10.70%	10.38%
Common equity tier 1 risk-based capital ratio	9.91%	9.59%
Tier 1 leverage ratio	8.78%	8.58%
Book value per share	$27.06	$33.41
Tangible book value per share(1)	$22.43	$27.90
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $562.2 million as of September 30, 2024, compared to $524.4 million as of December 31, 2023, an increase of $37.9 million, or 7.2%, due primarily to an increase in the balance of common stock and additional paid-in-capital stemming from the common stock capital raise executed in the third quarter of 2024, partially offset by a decline in retained earnings.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of September 30, 2024, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers of the Company on February 15, 2024, in the aggregate amount of 104,326. In the second quarter, restricted stock units were also granted to directors of the Company and the Bank on May 15, 2024, in the aggregate amount of 17,264. During the third quarter, restricted stock units were granted to certain officers of the Company on August 15, 2024, in the aggregate amount of 5,968. Additionally, during the first nine months of 2024, 103,961 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 22,398 shares were surrendered by grantees to satisfy tax requirements, and 7,030 unvested restricted stock units were forfeited.

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
Cash and cash equivalents are summarized in the table below:

(dollars in thousands)	As of September 30, 2024	As of December 31, 2023
Cash and due from banks	$72,173	$76,237
Interest-bearing deposits	129,695	5,479
Federal funds sold	—	11
Total	$201,868	$81,727
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $32.1 million for the nine months ended September 30, 2024 and $55.8 million for the nine months ended September 30, 2023.
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

Non-GAAP Financial Measures
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, tangible common equity, tangible book value per share, tangible common equity ratio, efficiency ratio, net interest margin (tax equivalent), core net interest margin, adjusted earnings, and adjusted earnings per share. Management believes these ratios and amounts provide investors with useful information regarding the Company’s profitability, financial condition and capital adequacy, consistent with how management evaluates the Company’s financial performance.

The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
Return on Average Tangible Equity	2024	2023	2024	2023
Net (loss) income	$(95,707)	$9,138	$(76,619)	$18,129
Intangible amortization, net of tax (1)	1,090	1,095	3,487	3,605
Tangible net (loss) income	$(94,617)	$10,233	$(73,132)	$21,734

Average shareholders' equity	$551,414	$508,066	$537,697	$503,902
Average intangible assets, net	(96,706)	(88,699)	(97,102)	(90,308)
Average tangible equity	$454,708	$419,367	$440,595	$413,594

Return on average equity	(69.05)%	7.14%	(19.03)%	4.81%
Return on average tangible equity (2)	(82.78)%	9.68%	(22.17)%	7.03%

(1) The income tax rate utilized was the blended marginal rate.
(2) Annualized tangible net income divided by average tangible equity.

Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	September 30, 2024	December 31, 2023
(Dollars in thousands, except per share data)
Total shareholders’ equity	$562,238	$524,378
Intangible assets, net	(96,257)	(86,546)
Tangible common equity	$465,981	$437,832

Total assets	$6,552,482	$6,427,540
Intangible assets, net	(96,257)	(86,546)
Tangible assets	$6,456,225	$6,340,994

Book value per share	$27.06	$33.41
Tangible book value per share (1)	$22.43	$27.90
Shares outstanding	20,774,919	15,694,306

Equity to assets ratio	8.58%	8.16%
Tangible common equity ratio (2)	7.22%	6.90%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
Efficiency Ratio	2024	2023	2024	2023
Total noninterest expense	$35,798	$31,544	$107,124	$99,782
Amortization of intangibles	(1,470)	(1,460)	(4,700)	(4,806)
Merger-related expenses	(133)	(11)	(2,301)	(147)
Noninterest expense used for efficiency ratio	$34,195	$30,073	$100,123	$94,829

Net interest income, tax equivalent(1)	$38,837	$35,742	$112,537	$115,162
Noninterest (loss) income	(130,388)	9,861	(99,084)	14,561
Investment security losses (gains), net	140,182	(79)	140,113	13,093
Net revenues used for efficiency ratio	$48,631	$45,524	$153,566	$142,816

Efficiency ratio(2)	70.32%	66.06%	65.20%	66.40%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30,		September 30,
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	2024	2023	2024	2023
Net interest income	$37,521	$34,575	$108,599	$111,613
Tax equivalent adjustments:
Loans (1)	951	735	2,809	2,164
Securities (1)	365	432	1,129	1,385
Net interest income, tax equivalent	$38,837	$35,742	$112,537	$115,162
Loan purchase discount accretion	(1,426)	(791)	(3,839)	(2,964)
Core net interest income	$37,411	$34,951	$108,698	$112,198

Net interest margin	2.42%	2.27%	2.33%	2.46%
Net interest margin, tax equivalent (2)	2.51%	2.35%	2.42%	2.54%
Core net interest margin (3)	2.41%	2.30%	2.33%	2.47%
Average interest earning assets	$6,167,525	$6,032,636	$6,221,529	$6,063,026

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per share data)	September 30,		September 30,
Adjusted Earnings	2024	2023	2024	2023
Net (loss) income	$(95,707)	$9,138	$(76,619)	$18,129
Less: Investment securities (losses) gains, net of tax(1)	(103,988)	59	(103,937)	(9,820)
Less: Mortgage servicing rights (loss) gain, net of tax(1)	(761)	212	(938)	13
Plus: Merger-related expenses, net of tax(1)	99	8	1,707	110
Less: Gain on branch sale, net of tax(1)	—	—	8,201	—
Adjusted earnings	$9,141	$8,875	$21,762	$28,046

Weighted average diluted common shares outstanding	15,829,032	15,711,137	15,771,924	15,696,071

Earnings (loss) per common share
Earnings (loss) per common share - diluted	$(6.05)	$0.58	$(4.86)	$1.15
Adjusted earnings per common share(2)	$0.58	$0.56	$1.38	$1.79
(1) The income tax rate utilized was the blended marginal tax rate.
(2) Adjusted earnings divided by weighted average diluted common shares outstanding.

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
Net cash inflows from operating activities were $32.1 million in the first nine months of 2024, compared with $55.8 million in the first nine months of 2023. Net cash inflows from investing activities were $35.3 million in the first nine months of 2024, compared to net cash inflows of $83.1 million in the comparable nine month period of 2023. Net cash inflows from financing activities in the first nine months of 2024 were $52.8 million, compared with net cash outflows of $150.5 million for the same period of 2023.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines
•Federal Reserve Bank Discount Window/Bank Term Funding Program
•Federal Home Loan Bank Advances
•Brokered Deposits
•Brokered Repurchase Agreements
Federal Funds Lines - Federal funds positions provide a source of short-term liquidity funding for the Bank. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of September 30, 2024, the Bank maintains several unsecured federal funds lines totaling $135.0 million, which lines are tested annually to ensure availability.
Federal Reserve Bank Discount Window and Bank Term Funding Program - The Federal Reserve Bank Discount Window and the BTFP are additional sources of liquidity, particularly during periods of economic uncertainty or stress. Effective March 11, 2024, no new loans will be made under the BTFP. As of September 30, 2024, the Bank had investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, and collateralized mortgage obligations, with an approximate market value of $744.3 million, pledged to the Federal Reserve Bank of Chicago for liquidity purposes and had additional borrowing capacity of $396.5 million. There were no outstanding borrowings through the FRB Discount Window at September 30, 2024. There were $405.0 million of Bank Term Funding Program borrowings outstanding at September 30, 2024. In the fourth quarter of 2024, the Company used the net proceeds from the sale of the debt securities to pay-off the Bank Term Funding Program borrowings outstanding, including accrued interest.
Federal Home Loan Bank Advances - FHLB advances provide both a source of liquidity and long-term funding for the Bank. All credit exposure, including advances and federal funds borrowings from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current credit limit established by the FHLBDM is equal to 45% of the Bank's total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit, and other sources of credit exposure to the FHLB. As of September 30, 2024, the Bank had no short-term FHLB advances and $3.2 million in long-term FHLB borrowings and additional borrowing capacity of $684.3 million.
Brokered Deposits and Reciprocal Deposits - The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. Board approval is required to exceed this limit. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits and an “undercapitalized” rating prohibits the Bank from using brokered deposits. The Company had brokered deposits of $200.0 million as of September 30, 2024 and $221.0 million as of December 31, 2023.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5.0 billion, with some exceptions for financial institutions that do not meet such criteria. At September 30, 2024, the Company had $23.7 million of reciprocal time deposits, $130.9 million of reciprocal interest bearing non-maturity deposits, and $97.8 million non-interest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements - Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 15% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2024.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 bps or 200 bps, or an immediate increase of 100 bps or 200 bps:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
September 30, 2024
Dollar change	$(5,989)	$(2,588)	$2,936	$5,563
Percent change	(3.5)%	(1.5)%	1.7%	3.3%
December 31, 2023
Dollar change	$1,280	$(347)	$229	$111
Percent change	0.9%	(0.2)%	0.2%	0.1%
As of September 30, 2024, 39.9% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 40.0% of the Company’s deposit balances are low cost or no cost deposits.

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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 - 31, 2024	—	$—	—	$15,000,000
August 1 - 31, 2024	1,090	26.82	—	15,000,000
September 1 - 30, 2024	—	—	—	15,000,000
Total	1,090	$26.82	—	$15,000,000

(1) During the three months ended September 30, 2024, no shares were repurchased by the Company under the current share repurchase program, while 1,090 shares were surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On April 27, 2023, the Board of Directors of the Company approved the current share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. Since April 28, 2023 and through September 30, 2024, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws, as Amended of MidWestOne Financial Group, Inc. as of October 18, 2022	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2022

4.1	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed with the SEC on May 5, 2023

4.2	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed with the SEC on May 5, 2023

10.1	Third Amendment to the Credit Agreement by and between MidWestOne Financial Group, Inc. and U.S. Bank National Association dated February 12, 2024	Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2024

10.2	Underwriting Agreement, dated September 26, 2024, by and between MidWestOne Financial Group, Inc. and Keefe, Bruyette & Woods, Inc.	Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on September 30, 2024.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 7, 2024	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)