Form 10-K
period 2024-12-31
MidWestOne Financial Group, Inc.
filed 2025-03-11
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last sales price quoted on the Nasdaq Global Select Market of $22.49 on the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $354.7 million.
The number of shares outstanding of the registrant’s common stock, par value $1.00 per share, as of March 7, 2025, was 20,815,715.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to portions of the definitive proxy statement to be filed within 120 days after December 31, 2024, pursuant to Regulation 14A under the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders to be held on April 22, 2025.

MIDWESTONE FINANCIAL GROUP, INC.
Annual Report on Form 10-K

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Annual Report on Form 10-K, including, “Cautionary Note Regarding Forward-Looking Statements,” “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Item 7A. Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8. Financial Statements and Supplemental Data.”

ACL	Allowance for Credit Losses	FHLBDM	Federal Home Loan Bank of Des Moines
AFS	Available for Sale	FHLMC	Federal Home Loan Mortgage Corporation
AOCI	Accumulated Other Comprehensive Income	FNBF	First National Bank in Fairfield
ASC	Accounting Standards Codification	FNBM	First National Bank of Muscatine
ASU	Accounting Standards Update	FNMA	Federal National Mortgage Association
ATB	ATBancorp	FRB or Federal Reserve	Board of Governors of the Federal Reserve System
ATM	Automated Teller Machine	GAAP	U.S. Generally Accepted Accounting Principles
Basel III Rules	A comprehensive capital framework and rules for U.S. banking organizations approved by the FRB and the FDIC in 2013	GLBA	Gramm-Leach-Bliley Act of 1999
BHCA	Bank Holding Company Act of 1956, as amended	GSE	Government-Sponsored Enterprise
BOD	Bank of Denver	HTM	Held to Maturity
BOLI	Bank-Owned Life Insurance	IOFB	Iowa First Bancshares Corp.
BTFP	Bank Term Funding Program	MBEFD	Loan Modification for Borrowers Experiencing Financial Difficulty
CAA	Consolidated Appropriations Act, 2021	MBS	Mortgage-Backed Securities
CECL	Current Expected Credit Loss	PCD	Purchased Financial Assets with Credit Deterioration
CMO	Collateralized Mortgage Obligations	PRSUs	Performance-Based Restricted Stock Unit Awards
COVID-19	Coronavirus Disease 2019	ROU	Right-of-Use
CRA	Community Reinvestment Act	RPA	Credit Risk Participation Agreement
CRE	Commercial Real Estate	RRE	Residential Real Estate
DNVB	Denver Bankshares, Inc.	SBA	U.S. Small Business Administration
DCF	Discounted Cash Flow Method	SEC	U.S. Securities and Exchange Commission
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	SERPs	Supplemental Executive Retirement Plans
ESOP	Employee Stock Ownership Plan	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity	TRSUs	Time-Based Restricted Stock Unit Awards
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank

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
•the economic impacts on the Company and its customers of climate change, natural disasters and exceptional weather occurrences, such as: tornadoes, floods and blizzards;
•legislative and regulatory changes, including changes in banking, securities, trade, and tax laws and regulations and their application by our regulators, including changes in interpretation or prioritization, and any changes in response to the failures of other banks;
•the ability to attract and retain key executives and employees experienced in banking and financial services;
•the sufficiency of the allowance for credit losses to absorb the amount of expected losses inherent in our existing loan portfolio;
•our ability to adapt successfully to technological changes to compete effectively in the marketplace;
•credit risks and risks from concentrations (by type of borrower, collateral, geographic area and by industry) within our loan portfolio;
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
•volatility of rate-sensitive deposits;
•operational risks, including data processing system failures and fraud;
•asset/liability matching risks and liquidity risks;
•the costs, effects and outcomes of existing or future litigation or other legal proceedings and regulatory actions;
•new or revised general economic, political, or industry conditions, nationally, internationally or in the communities in which we conduct business, including the risk of a recession;
•changes in accounting policies and practices, as may be adopted by state and federal regulatory agencies and the FASB;
•war or terrorist activities, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine, widespread disease or pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
•the occurrence of fraudulent activity, breaches, or failures of our or our third party vendors' information security controls or cyber-security related incidents, including as a result of sophisticated attacks using artificial intelligence and similar tools or as a result of insider fraud;
•the imposition of tariffs or other domestic or international governmental policies impacting the value of the agricultural or other products of our borrowers;
•the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds;
•the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits;
•changes in the business and economic conditions generally and in the financial services industry, and the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in prior bank failures; and
•other factors and risks described under “Risk Factors” in this Form 10-K and in other reports we file with the SEC.
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
The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, debit cards, ATMs, and safe deposit boxes. The Bank offers its products and services primarily through its network of full-service banking offices, which includes, as of December 31, 2024, 35 banking offices located throughout central and eastern Iowa, 12 banking offices in the Minneapolis/St. Paul metropolitan area, 7 banking offices in southwestern Wisconsin, and two banking offices in Denver, Colorado. The Bank also has wealth management services through which it offers the administration of estates, trusts, and conservatorships, as well as financial planning, investment advisory, and brokerage services.
As of December 31, 2024, we had total assets of $6.24 billion, total loans, net of unearned income, of $4.32 billion, total deposits of $5.48 billion, and shareholders’ equity of $559.7 million.
Recent Developments
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
In September 2024, the Company completed a common equity capital raise, resulting in net proceeds to the Company of $118.6 million. The proceeds from the common equity capital raise were utilized to facilitate a balance sheet repositioning to improve earnings and liquidity risk profiles, as well as capital levels.

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
Our commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2024, commercial and industrial loans comprised approximately 26.1% of our total loan portfolio.
Commercial Real Estate Loans
We also offer mortgage loans to our commercial and agricultural customers for the acquisition of real estate used in their businesses, such as offices, farmland, warehouses and production facilities, and to real estate investors for the acquisition of apartment buildings, retail centers, office buildings and other commercial buildings. In deciding whether to make a commercial real estate loan, we consider, among other things, the experience and qualifications of the borrower as well as the value and cash flow of the underlying property. Some factors considered are net operating income of the property before debt service and depreciation, the debt service coverage ratio (the ratio of the property’s net cash flow to debt service requirements), the cash flows of the borrower, the ratio of the loan amount to the property value and the overall creditworthiness of the prospective borrower. The primary repayment risks of commercial real estate loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. As of December 31, 2024, commercial real estate loans constituted approximately 54.2% of our total loan portfolio.
Construction and Development Loans. We offer loans both to individuals who are constructing personal residences and to real estate developers and building contractors for the acquisition of land for development and the construction of homes and commercial properties. These loans are generally in-market to known and established borrowers. Construction and development loans generally have a short term, such as one to two years. As of December 31, 2024, construction and development loans constituted approximately 7.5% of our total loan portfolio.
Farmland. We offer agricultural mortgage loans to our agricultural customers for the acquisition of real estate used in their business, generally farmland. As of December 31, 2024, farmland loans represented approximately 4.2% of our total loan portfolio.
Multifamily. We offer mortgage loans to real estate investors for the acquisition of multifamily (apartment) buildings. As of December 31, 2024, multifamily loans represented approximately 9.8% of our total loan portfolio.
Commercial real estate-other. We offer commercial mortgage loans for the acquisition of real estate used in the customer’s business, such as offices, warehouses, and production facilities. As of December 31, 2024, commercial real estate-other loans represented approximately 32.7% of our total loan portfolio.
Residential Real Estate Loans
Included in this category are home equity loans made to individuals. We generally retain short-term residential mortgage loans that we originate for our own portfolio and sell most long-term residential mortgage loans to other parties, while retaining servicing rights on the majority of such loans. At December 31, 2024, we serviced approximately $870.7 million in mortgage loans for others. We do not offer subprime mortgage loans and do not operate a wholesale mortgage business. Residential mortgage comprised approximately 15.3% of our total loan portfolio at December 31, 2024.

Agricultural Loans
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
Our agricultural lenders work closely with our customers, including companies and individual farmers, and review the preparation of budgets and cash flow projections for the ensuing crop year. These budgets and cash flow projections are monitored closely during the year and reviewed with the customers at least once annually. We also work closely with governmental agencies to help agricultural customers obtain credit enhancement products such as loan guarantees or interest rate assistance. Agricultural loans comprised approximately 2.8% of our total loan portfolio at December 31, 2024.
Consumer Lending
Our consumer lending department provides many types of consumer loans, including personal loans (secured or unsecured) and automobile loans. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than one- to four-family residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. As of December 31, 2024, consumer loans comprised 1.6% of our total loan portfolio.
Other Products and Services
Deposit Products
We offer competitive deposit products and programs that address the needs of customers in each of the local markets that we serve. The deposit products are offered to individuals, nonprofit organizations, partnerships, small businesses, corporations and public entities. These products include noninterest bearing and interest bearing demand deposits, savings accounts, money market accounts and time deposits. Approximately 89.6% of our total deposits were considered “core” deposits as of December 31, 2024, compared to 87.6% at December 31, 2023. We consider core deposits to be the total of all deposits other than time deposits greater than $250 thousand and brokered deposits.
Private Wealth and Investment Services
We offer private wealth and investment services to help our business and individual clients in meeting their financial goals and preserving wealth. Our services include administering estates, trusts, and conservatorships, and providing property management, farm management, investment advisory, retail securities brokerage, financial planning and custodial services. Licensed brokers, who are registered representatives of a third party registered broker-dealer, serve selected branches and provide investment-related services, such as investment management and financial planning.
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
Competition
The banking business and related financial service providers operate in a highly competitive market. The Company competes with other commercial banks, thrifts, credit unions, other financial services companies, finance divisions of auto and farm equipment companies, agricultural suppliers, and other agriculture-related lenders, as well as fintech companies, digital asset service providers, and other non-bank financial services providers. Some of these competitors are local, while others are statewide, regional or nationwide. In addition, financial technology companies and digital asset service providers are emerging in key areas of banking. We compete for deposits, loans, and other financial services through the range and quality of services we provide, with an emphasis on building long-lasting relationships.

Human Capital Resources
MidWestOne’s mission statement, “Take care of our customers and those who should be” and our vision statement, “To be the preeminent relationship-driven community bank where our expertise and proactive approach generate meaningful impact for our stakeholders,” are the foundation for everything we do. To fulfill our mission, vision, and strategic plan, our board of directors (the “Board”), through the Human Capital and Compensation Committee, oversees our human capital strategies and programs designed to drive impact for our stakeholders. These include acquiring and developing expertise, engaging and empowering team members, total rewards and recognition, and equal opportunity.
Demographics: As of December 31, 2024, the Company employed 757 full-time equivalent employees. Our workforce is principally in the following geographic regions: Iowa; the Minneapolis/St. Paul metropolitan area of Minnesota; southwest Wisconsin; and Denver, Colorado.

Talent: We recognize that our talented team members are our most valuable asset. Therefore, we invest in a range of formal and informal development opportunities to cultivate a highly skilled workforce. We provide internally designed learning programs and commit resources to external professional education. The learning is reinforced with experience-based assignments, mentorship, project teams, and community involvement initiatives. Through effective coaching, performance management, mentoring, and succession planning programs, we continue to provide talented and well-deserving employees internal promotional opportunities that are aligned to their career aspirations.

Engagement: In 2024, our employees celebrated the twelfth consecutive year of being recognized as a Top Workplace in Iowa and a USA TODAY Top Workplace since the inception in 2021. This recognition is a result of employee feedback surveys that measure employee engagement, organizational health, and job satisfaction. While our engagement surveys provide a good opportunity to gather feedback, we are constantly listening and learning from our employees, including employee town halls and leadership forums. Peer to peer and leader recognition occurs regularly, including at our all-company monthly “One Call” and our annual “Rally Day” event. In October 2024, we celebrated our 90th anniversary and held our first inaugural company-wide Community Day. We closed our offices and branches so approximately 650 team members could support around 70 different organizations and worthy causes in communities across our footprint.

Total Rewards & Recognition: The Company is committed to offering a competitive total compensation package based upon industry best practices and comparative market data. Our compensation programs include base salary and incentive compensation opportunities. We also offer a broad array of benefits including 401(k), medical, dental, vision, disability, life insurance plans, PTO plan, employee stock ownership program, health savings and flexible spending accounts, family leave options, employee assistance program, wellness program, and student debt reduction. These programs are designed to attract and retain top talent, reward excellent performance, and motivate teams to drive the achievement of the Company’s financial performance objectives and aligned performance goals in a balanced, risk-based manner.

Equal Opportunity: We believe that diverse perspectives are key to innovation and mutual success. We strive to foster a workplace where everyone feels valued, respected, and empowered to contribute their unique talents. This positions us to understand, serve, and support our colleagues, customers, and communities. The Company makes employment decisions based on qualifications, merit, and business needs. We do not discriminate on the basis of race, color, religion, sex, sexual orientation, gender identity national origin, age, disability, veteran status, or other legally protected characteristics.

Available Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other information with the SEC. The public may obtain copies of these reports and any amendments at the SEC’s Internet site, www.sec.gov.

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

Supervision and Regulation
General
FDIC-insured institutions, like the Bank, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the Iowa Division of Banking (the “Iowa Division”), the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (the “CFPB”). Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of FDIC-insured institutions, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than shareholders. These laws, and the regulations of the banking agencies issued under them, affect, among other things, the scope of our business, the kinds and amounts of investments that the Company and the Bank may make, required capital levels relative to assets, the nature and amount of collateral for loans, the establishment of branches, the ability of the Company and the Bank to merge, consolidate and acquire, dealings with our insiders and affiliates and the payment of dividends. In reaction to the global financial crisis and particularly following the passage of the Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth, Regulatory Relief and Consumer Protection Act of 2018 (“Regulatory Relief Act”) eliminated questions about the applicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving them of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds. These reforms have been favorable to our operations. It is anticipated that the Trump Administration and the current U.S. Congress likely will not increase the regulatory burden on community banking organizations and may seek to reduce and streamline certain prudential and regulatory requirements applicable to these banking organizations at a federal level based on statements made by relevant congressional leaders and the acting leaders of certain federal banking agencies. At this time, however, it is not possible to predict with any certainty the actual impact that the Trump Administration may have on the banking industry or the operations of the Company or the Bank.

The supervisory framework for U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies, which results in examination reports and ratings that are not publicly available and that can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations. The approach to supervision adopted by each banking agency may have significant impacts on the operations and results of the Company and the Bank, as well as the banking industry in general. Based on recent statements made by congressional leaders and the acting leaders of certain federal banking agencies, there may be changes in the supervisory processes and approach made by the Trump Administration banking agencies, but it is not possible at this time to predict the specific changes (or the timing of any such changes) that may be made.

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

The Role of Capital

Regulatory capital represents the net assets of a banking organization available to absorb losses. Because of the risks attendant to their business, FDIC-insured institutions, such as banks, as well as their holding companies (i.e., banking organizations) are required to hold capital, which directly affects our earnings capabilities. Although capital has historically been one of the key measures of the financial health of both bank holding companies and banks, its role became fundamentally more important in the wake of the global financial crisis, as the banking agencies recognized that the amount and quality of capital held by banking organizations prior to that crisis was insufficient to absorb losses during periods of severe stress.

Capital Levels. Banking organizations have been required to hold minimum levels of capital based on guidelines established by the banking agencies since 1983. The minimum capital levels for banking organizations have been expressed in terms of ratios of “capital” divided by “total assets.” The capital guidelines for U.S. banking organizations beginning in 1989 have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as implemented by the U.S. federal banking agencies on an interagency basis. The accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced an agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.

The Basel III Rule. The U.S. federal banking agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective (with certain phase-ins) in 2015 (the “Basel III Rule”). The Basel III Rule established capital standards for banking organizations that are meaningfully more stringent than those in place previously and are still in effect today. The Basel III Rule increased the required quantity and quality of capital and required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings for assets. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national and state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule as described below.

The Basel III Rule also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, in requiring that forms of capital be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital, which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings, and Common Equity Tier 1 minority interests subject to certain regulatory adjustments. The Basel III Rule also changed the definition of capital by establishing more stringent criteria that instruments must meet to be considered Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). The Basel III Rule also constrained the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in capital and required deductions from Common Equity Tier 1 Capital if such assets exceeded a specified percentage of a banking organization’s Common Equity Tier 1 Capital.

The Basel III Rule requires banking organizations to maintain minimum capital ratios as follows:

•A ratio of Common Equity Tier 1 Capital equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A ratio of Total Capital (Tier 1 plus Tier 2) equal to 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% in all circumstances.

In addition, banking organizations that want to make capital distributions (including for dividends and repurchases of stock) and pay discretionary bonuses to executive officers without restriction must also maintain an additional 2.5% in Common Equity Tier 1 Capital attributable to a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a buffer of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the conservation buffer increases the minimum ratios depicted above to 7% for Common Equity Tier 1 Capital, 8.5% for Tier 1 Capital and 10.5% for Total Capital.

In July 2023, the Biden Administration federal banking agencies proposed wide-ranging and significant changes to the Basel III Rule (the “Basel III Endgame Proposal”), which would have, among other requirements, imposed structural changes to the calculation of capital requirements and risk-weighted assets in an effort to finish the implementation of the Basel III accords. The Basel III Endgame Proposal would have primarily impacted the capital requirements applicable to banking organizations with $100 billion or more in total assets, and, as a general matter, would not have had a significant impact on the Company or the Bank. The Basel III Endgame Proposal has not been, and is not expected to be, adopted in its proposed form. The Trump Administration banking agencies may change or issue their own version of this proposal.

Well-Capitalized Requirements. The capital ratios described above are minimum standards in order for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to hold more capital and be “well-capitalized” and, to that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital at levels in excess of minimum regulatory requirements. For example, a banking organization that is well-capitalized may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain types of activities; (ii) qualify for expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. Higher capital levels could also be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum levels.

Under the capital regulations of the Federal Reserve for the Company and the FDIC for the Bank, in order to be well-capitalized, we must maintain:

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

As of December 31, 2024: (i) the Bank was not subject to a directive from the FDIC or the Iowa Division to increase its capital and (ii) the Bank was well-capitalized, as defined by FDIC regulations. As of December 31, 2024, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well-capitalized. We were also in compliance with the capital conservation buffer as of December 31, 2024.
Prompt Corrective Action. The concept of a banking organization being “well-capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of banking organizations based on the capital level of each particular institution. The extent of the agencies’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.

Community Bank Capital Simplification. Community banking organizations have long raised concerns with the federal banking agencies about the regulatory burden, complexity, and costs associated with certain provisions of the Basel III Rule. In response, the U.S. Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion as part of the Regulatory Relief Act. Section 201 of the Regulatory Relief Act specifically instructed the federal banking agencies to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8% and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets, (ii) limited amounts of certain assets and off-balance sheet exposures, and (iii) a CBLR greater than 9%. We have not elected to use the CBLR framework at this time.

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

The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of a class of voting shares of any company that is not a bank and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking ... as to be a proper incident thereto.” This authority permits us to engage in a variety of banking-related businesses, including the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve that may be required in certain circumstances, prior approval for acquisitions by the Company may be required from other agencies, such as the Iowa Division or other agencies that regulate the target company of an acquisition.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have elected to operate as a financial holding company. In order to maintain our status as a financial holding company, the Company and the Bank must be well-capitalized, well-managed, and the Bank must have a least a satisfactory CRA rating. If the Federal Reserve determines that either the Company or the Bank is not well-capitalized or well-managed, the Federal Reserve will provide a period of time in which to achieve compliance, but during the period of noncompliance, the Federal Reserve may place any limitations on us that it deems appropriate. Furthermore, if the Federal Reserve determines that a financial holding company’s subsidiary bank has not received a satisfactory CRA rating, we would not be able to commence any new financial activities or acquire a company that engages in such activities.

Change in Control. Federal law also prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal banking agency. “Control” is conclusively presumed to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may arise under certain circumstances between 10% and 24.99% ownership.

Capital Requirements. We are required to maintain consolidated capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “—The Role of Capital” above.

Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and the policies and capital requirements of the Federal Reserve applicable to bank holding companies. As an Iowa corporation, we are subject to the limitations of Iowa law, which allows us to pay dividends unless, after such dividend, (i) we would not be able to pay our debts as they become due in the usual course of business; or (ii) our total assets would be less than the sum of our total liabilities plus any amount that would be needed if we were to be dissolved at the time of the dividend payment, to satisfy the preferential rights upon dissolution of shareholders whose rights are superior to the rights of the shareholders receiving the distribution.

As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Due to the investment securities losses recognized in conjunction with our balance sheet repositioning in the current and prior year, we were required to receive approval from the FRB prior to declaring a dividend in the fourth quarter of 2023 and in the third and fourth quarters of 2024. Such approval was received from the FRB prior to the declaration of a cash dividend of $0.2425 per share by the Board on January 23, 2024, October 23, 2024 and January 22, 2025.

The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

Incentive Compensation. There have been a number of developments in recent years focused on incentive compensation plans sponsored by bank holding companies and banks, reflecting recognition by the federal banking agencies and the U.S. Congress that flawed incentive compensation practices in the financial industry were one of many factors contributing to the global financial crisis. The result was interagency guidance on sound incentive compensation practices for banking organizations.

The interagency guidance recognized three core principles. Effective incentive plans should: (i) provide employees incentives that appropriately balance risk and reward; (ii) be compatible with effective controls and risk-management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Much of the guidance is directed at large banking organizations and, because of the size and complexity of their operations, the regulators expect those organizations to maintain systematic and formalized policies, procedures, and systems for ensuring that the incentive compensation arrangements for all executive and non-executive employees covered by this guidance are identified and reviewed, and appropriately balance risks and rewards. Smaller banking organizations, like us, that use incentive compensation arrangements are expected to implement less extensive, formalized, and detailed policies, procedures, and systems than those of larger banks.

In May 2024, certain of the federal banking and other financial services agencies released a proposed rule regarding certain incentive-based compensation arrangements at certain financial institutions with at least $1 billion in assets, as required under Section 956 of the Dodd-Frank Act. This proposal was largely based on an earlier 2016 proposal. The Federal Reserve and the SEC, however, did not join this proposal, and it was not published in the Federal Register, signaling potential interagency misalignment. In March 2025, the FDIC withdrew its support for this proposed rule, making it unlikely that any rule in a substantially similar form will be finalized.

Monetary Policy. The monetary policy of the Federal Reserve has a significant effect on the operating results of bank holding companies and their subsidiaries. Among the tools available to the Federal Reserve to affect the money supply are open market transactions in U.S. government securities and changes in the discount rate on bank borrowings. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid on deposits, which may impact the Company’s and the Bank’s businesses and operations.

Federal Securities Regulation. Our common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Consequently, we are subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

Corporate Governance. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. It increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials. The Dodd-Frank Act also directed the Federal Reserve, together with the other federal banking and financial services agencies, to promulgate rules prohibiting excessive compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded.

Supervision and Regulation of the Bank
General. The Bank is an Iowa-chartered bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250 thousand per insured depositor category. As an Iowa-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Iowa Division, the chartering authority for Iowa banks, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System (nonmember banks).

Deposit Insurance. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, the risk-based assessment is now based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, currently range from 2.5 basis points to 32 basis points.

At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its October 2024 semiannual update, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline, and no adjustments to the base assessment rates are currently projected.

In addition, because the total cost of the failures of Silicon Valley Bank and Signature Bank was approximately $24.1 billion, the FDIC adopted a special assessment applicable to banking organizations with assets of $5 billion or more, at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024. The FDIC will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The base for the special assessment is equal to an insured depository institution’s estimated uninsured deposits for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits. Although the Company is subject to the special assessment as a banking organization with more than $5 billion of assets as of December 31, 2024, the Bank did not have to pay the special assessment, as the Company’s uninsured deposits were less than $5 billion.

Supervisory Assessments. All Iowa banks are required to pay supervisory assessments to the Iowa Division to fund the operations of that agency. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2024, the Bank paid supervisory assessments to the Iowa Division totaling approximately $200 thousand.

Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “—The Role of Capital” above.

Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in the first half of 2023 was unprecedented and contributed to acute liquidity and funding strain. These events have further underscored the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.

The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet financial obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, or LCR, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banking organizations to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).

Although these tests do not apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments. For instance, in July 2024, the FDIC released a request for information on deposits, soliciting information on whether and to what extent certain types of deposits may behave differently from each other (particularly during periods of economic or financial stress), the results of which may impact liquidity monitoring and risk management requirements, including for FDIC-insured institutions, like the Bank, going forward.

Dividend Payments. The primary source of funds for the Company is dividends from the Bank. Under the Iowa Banking Act, Iowa-chartered banks generally may pay dividends only out of undivided profits. The Iowa Division may restrict the declaration or payment of a dividend by an Iowa-chartered bank, such as the Bank. The payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2024. Notwithstanding the availability of funds for dividends, however, the FDIC and the Iowa Division may prohibit the payment of dividends by the Bank if either or both determine such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends have to maintain 2.5% in Common Equity Tier 1 Capital attributable to the capital conservation buffer. See “—The Role of Capital” above.

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

The Bank may be required to seek approval from the Iowa Division, the FDIC and other banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. In 2024, each of the OCC and the FDIC separately released updated policy statements—and in the case of the OCC, a final rule—regarding how each banking agency reviews applications submitted pursuant to the Bank Merger Act based on statutory factors. The acting leader of the Trump Administration’s FDIC has indicated that the FDIC may seek to reverse the FDIC’s 2024 policy statement. In March 2025, the FDIC issued a notice of proposed rulemaking to repeal its 2024 policy statement and reinstate its prior policy statement on bank mergers, while it considers wider changes to its bank merger review practices.

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

Under state and/or federal law, certain limitations and reporting requirements are also placed on extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.

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

In general, the safety and soundness standards prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals. While regulatory standards do not have the force of law, if an FDIC-insured institution operates in an unsafe and unsound manner, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. If an FDIC-insured institution fails to submit an acceptable compliance plan, or fails in any material respect to implement a compliance plan that has been accepted by its primary federal regulator, the banking agency is required to issue an order directing the institution to cure the deficiency. Until the deficiency cited in the agency’s order is cured, the agency may restrict the institution’s rate of growth, require the FDIC-insured institution to increase its capital, restrict the rates that the institution pays on deposits or require the institution to take any action that the agency deems appropriate under the circumstances. Noncompliance with safety and soundness may also constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.

During the past decade, the banking agencies have increasingly emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions they supervise. Properly managing risk has been identified as critical to the conduct of safe and sound banking activities and has become even more important as new technologies, product innovation, and the size and speed of financial transactions have changed the nature of banking markets. The agencies have identified a spectrum of risks facing a banking organization including, but not limited to, credit, market, liquidity, operational, legal and reputational risk. The key risk themes identified for 2024 are discussed in “Item 1.A. Risk Factors” section. The Bank is expected to have active board and senior management oversight; adequate policies, procedures and limits; adequate risk measurement, monitoring and management information systems; and comprehensive internal controls. The federal banking agencies also have released specific risk management guidance on certain topics, including third-party relationships, in response to the proliferation of relationships between banking organizations and financial technology companies (although the guidance applies more broadly).

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

Risks and exposures related to cybersecurity require banking organizations to design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the banking organization. Bank management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the organization’s operations after a cyber-attack involving destructive malware. The Bank and the Company also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents.

Branching Authority. Iowa banks, such as the Bank, have the authority under Iowa law to establish branches anywhere in the State of Iowa, subject to receipt of all required regulatory approvals. The establishment of new interstate branches has historically been permitted only in those states the laws of which expressly authorize such expansion. The Dodd-Frank Act permits well-capitalized and well-managed banks to establish new interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments. In addition, federal law permits state and national banks to merge with banks in other states subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law limitations requiring the merging bank to have been in existence for a minimum period of time (not to exceed five years) prior to the merger.

Federal Home Loan Bank System. The Bank is a member of a FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized as determined by the FHLB.

Community Reinvestment Act Requirements. The CRA requires the Bank to have a continuing and affirmative obligation in a safe and sound manner to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The FDIC regularly assesses the Bank’s record of meeting the credit needs of its communities in dedicated examinations. The Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company can engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank.

On October 24, 2023, the federal banking agencies issued a final rule to strengthen and modernize the CRA regulations (the “CRA Rule”). Elements of this rule were supposed to become effective on April 1, 2024 (while other elements had much later effective dates). However, the effective date of the CRA Rule was paused because of an order issued as part of ongoing litigation claiming that the federal banking agencies exceeded their statutory authority in promulgating the CRA Rule. Despite the lawsuit, management of the Bank is continuing to assess the impact of the CRA Rule on its CRA lending and investment activities in its respective markets.

The CRA Rule is designed to update how CRA activities qualify for consideration, where CRA activities are considered, and how CRA activities are evaluated. More specifically, the federal banking agencies described the goals of the CRA Rule as follows: (i) to expand access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) to adapt to changes in the banking industry, including mobile and internet banking by modernizing assessment areas while maintaining a focus on branch-based areas; (iii) to provide greater clarity, consistency and transparency in the application of the regulations through the use of standardized metrics as part of CRA evaluation and clarifying eligible CRA activities focused on low- and moderate-income communities and underserved rural communities; (iv) to tailor CRA rules and data collection to bank size and business model; and (v) to maintain a unified approach among the regulators.

Anti-Money Laundering/Sanctions. The Bank Secrecy Act (“BSA”) is the common name for a series of laws and regulations enacted in the United States to combat money laundering and the financing of terrorism. They are designed to deny terrorists and criminals the ability to obtain access to the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transfer of money. The so-called Anti-Money Laundering / Countering the Financing of Terrorism (“AML/CFT”) regime under the BSA provides a foundation to promote financial transparency and deter and detect those who seek to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or move funds for other illicit purposes. The laws mandate financial services companies to have policies and procedures with respect to measures designed to address: (i) customer identification programs; (ii) money laundering; (iii) terrorist financing; (iv) identifying and reporting suspicious activities and currency transactions; (v) currency crimes; and (vi) cooperation between FDIC-insured institutions and law enforcement authorities. The Bank must also comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.

Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions deploy too many assets to any one industry or segment. A concentration in commercial real estate (“CRE”) is one example of regulatory concern, which has been subject to additional scrutiny by federal banking agencies as well as the SEC (for publicly-traded banking organizations) in recent years. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny: (i) CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit banks’ levels of CRE lending activities, but rather guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their CRE concentrations. On December 18, 2015, and again in recent years, the federal banking agencies issued statements to reinforce prudent risk-management practices related to CRE lending, having observed substantial growth in many CRE asset and lending markets, increased competitive pressures, rising CRE concentrations in banks, and an easing of CRE underwriting standards. The federal banking agencies have reminded FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2024, the Bank did not exceed these guidelines.

Consumer Financial Services. The historical structure of federal consumer protection regulation applicable to all providers of consumer financial products and services changed significantly on July 21, 2011, when the CFPB commenced operations to supervise and enforce consumer protection laws. The CFPB has broad rulemaking authority for a wide range of consumer protection laws that apply to all providers of consumer products and services, including the Bank, as well as the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over providers with more than $10 billion in assets. FDIC-insured institutions with $10 billion or less in assets, like the Bank, continue to be examined by their applicable primary federal regulators.

Because abuses in connection with residential mortgages were a significant factor contributing to the financial crisis, many rules issued by the CFPB, as required by the Dodd-Frank Act, addressed mortgage and mortgage-related products, their underwriting, origination, servicing and sales. The Dodd-Frank Act significantly expanded underwriting requirements applicable to loans secured by 1-4 family residential real property and augmented federal law combating predatory lending practices. In addition to numerous disclosure requirements, the Dodd-Frank Act and the CFPB’s rules imposed new standards for mortgage loan originations on all lenders, including banks and savings associations, in an effort to strongly encourage lenders to verify a borrower’s ability to repay, while also establishing a presumption of compliance for certain “qualified mortgages.”

Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. Given the increased number and expansive nature of its regulatory initiatives, the CFPB has been subject to lawsuits brought by the banking industry and other providers of consumer financial products and services. The CFPB’s approach will likely change under the Trump Administration, but it remains unclear exactly what changes will occur or how quickly. In addition, certain rules that the Biden Administration CFPB finalized, such as rules relating to overdraft fees and reporting requirements for small business lending, may be subject to reversal by either the U.S. Congress or the new CFPB administration.

The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs. The Bank must also comply with certain state consumer protection laws and requirements in the states in which it operates.

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
Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Rising interest rates will likely result in a decline in fair value of our fixed-rate debt securities. Unrealized losses due to changes in interest rates on available for sale securities are recognized in other comprehensive income and reduce total shareholders’ equity but do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios used by many investors would be reduced. Realized losses from debt securities sales reduce our regulatory capital ratios.
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
The United States experienced elevated levels of inflation throughout 2022 and 2023. While inflationary pressures moderated somewhat in 2024, a continuation or increase in the level of inflation could have complex effects on our business, results of operations and financial condition, some of which could be materially adverse. Inflation could adversely impact our net interest income, while inflation-driven increases in our levels of noninterest expense could negatively impact our results of operations.

Elevated levels of inflation could also cause increased volatility and uncertainty in the business environment, which could adversely affect loan demand and our customers’ ability to repay indebtedness. It is also possible that governmental responses to the current or any future inflation environment, such as changes to monetary and fiscal policy that are too strict, or the imposition or threatened imposition of price controls, could adversely affect our business.
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
Following a series of significant increases to the target Federal Funds rate made by the Federal Reserve throughout 2022 and 2023 as part of an effort to combat elevated levels of inflation affecting the U.S. economy, the Federal Reserve began enacting incremental rate cuts in 2024. While additional incremental rate cuts may occur in the near term, the occurrence or significance of changes in interest rates cannot be predicted. Changes in the Federal Funds rate, including their impact on U.S. treasuries, may impact the value of our securities portfolio, which had $98.6 million in net unrealized losses from available-for-sale investment securities at December 31, 2024. Sustained high interest rates can also negatively affect our customers’ businesses and financial condition, and the value of collateral securing loans in our portfolio.
Given the complex factors affecting the strength of the U.S. economy, including uncertainties regarding the persistence of inflation, geopolitical developments such as the conflicts in the Middle East and the Russian invasion of Ukraine and resulting disruptions in the global energy market, tight labor market conditions domestically, supply chain issues both domestically and internationally and the potential effects of a new presidential administration, including potential imposition of new tariffs, mass deportations and changes to tax or other financial regulations, there is a meaningful risk that the Federal Reserve and other central banks may maintain high interest rates or elect to make fewer or smaller interest rate cuts than anticipated, thereby limiting economic growth and potentially causing an economic recession or other political instability. This could decrease loan demand, harm the credit characteristics of our existing loan portfolio, impact our net interest income, impact our investment security valuation, and decrease the value of collateral securing loans in the portfolio.
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

As of December 31, 2024, the fair value of our securities portfolio was approximately $1.33 billion. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual mortgagors with respect to the underlying securities and instability in the credit markets. Any of the foregoing factors could result in the recognition of a loss through earnings. Because of changing economic and market conditions affecting interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.
At December 31, 2024, we had $98.6 million in net unrealized losses in our debt securities available for sale portfolio. If we are forced to liquidate any of those investments prior to maturity, including because of a lack of liquidity, we would recognize as a charge to earnings the losses attributable to those securities. Our securities portfolio has an average duration of 4.0 years, so we expect an increase in realized losses if interest rates increase within that period.

Weather-related events and other natural disasters, as well as man-made disasters, could cause a disruption in our operations or other consequences that could have an adverse impact on financial results and condition.

A significant portion of our operations are located in areas that are susceptible to floods, droughts, tornadoes and other severe weather events. Severe weather events, natural disasters and effects of climate change could cause disruptions to our operations and could have a material adverse effect on our overall business, results of operations or financial condition. While we maintain insurance covering many of these weather-related events, including coverage for lost profits and extra expense, there is no insurance against the disruption that a severe weather event could produce to the markets that we serve and the resulting adverse impact on our borrowers to timely repay their loans and the value of any collateral held by us. The severity and impact of weather-related events are difficult to predict and may be exacerbated by global climate change.
Risks arising from climate change, including physical risks and transition risks, could have an adverse impact on our business and results of operations.

Climate change could present financial risks to us through changes in the physical climate that affect our operations directly or that impact our customer’s operations or loan collateral. Climate change also could present financial risks to us as a result of transition risks, such as societal and/or technological responses to climate change that may affect us or our customers, and which could include changes in climate policy or in the regulation of financial institutions with respect to risks posed by climate change. These climate-related physical risks and transition risks could have an adverse impact on our business or results of operations due to the impact such risks may have on our operations and our customers, such as declines in asset values, reduced availability of insurance, significant interruptions to business operations, negative consequences to business models and the need to make changes in response to those consequences. The risks of regulatory changes and compliance requirements related to climate change may impose operational burdens and increased compliance costs, capital requirements, or the risk of litigation, which could adversely affect the Company’s businesses, results of operations and financial condition.
Credit and Lending Risks

We must manage our credit risk effectively.

There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral or cash flows available to service debt and risks resulting from changes in economic and industry conditions. Default risk may arise from events or circumstances that are difficult to detect, such as fraud, or difficult to predict, such as catastrophic events affecting certain industries. In addition, we primarily serve the banking and financial services needs of small to mid-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, may be more vulnerable to economic downturns, may experience volatility in operating results and may have elevated business continuity risk due to the limited size of the management group, any of which may impair their ability to repay a loan. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by our credit review department. We periodically examine our credit process and implement changes to improve our procedures and standards. However, we cannot assure that such approval and monitoring procedures will reduce these credit risks. If the overall economic climate in the U.S., generally, or our market areas, specifically, declines, or even if it does not, our borrowers may experience difficulties in repaying their loans, and the level of nonperforming loans, charge-offs and delinquencies could rise and require increases in the provision for loan losses, which would cause our net income and return on equity to decrease.
Our loan portfolio has a significant concentration of commercial real estate loans, which involve risks specific to real estate value.
Commercial real estate lending comprises a significant portion of our lending business. Specifically, commercial real estate loans were approximately 54.2% of our total loan portfolio as of December 31, 2024. The market value of real estate securing our commercial real estate loans can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of repayment, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves higher loan principal amounts, and repayment is generally dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events, including decreases in office occupancy as a result of the shift to remote working environments following the COVID-19 pandemic, or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.

If problems develop in the commercial real estate sector, particularly within one or more of our markets, the value of collateral securing our commercial real estate loans could decline, which could adversely affect our operating results, financial condition or capital. In light of the continued general uncertainty that exists in the economy and credit markets nationally, we may experience deterioration in the performance of our commercial real estate loan customers.
Commercial, industrial and agricultural loans make up a significant portion of our loan portfolio.
Commercial, industrial, and agricultural loans were approximately 28.9% of our total loan portfolio as of December 31, 2024. Our commercial loans are primarily made based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Most often, this collateral is accounts receivable, inventory and equipment. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation value of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, if the U.S. economy declines, this could harm the businesses of our commercial and industrial customers and reduce the value of the collateral securing these loans.
Payments on agricultural loans are dependent on the successful operation or management of the farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields, such as hail, drought and floods (although borrowers may attempt to mitigate this risk by purchasing crop insurance), loss of livestock due to disease or other factors, declines in market prices for agricultural products both domestically and internationally, the impact of government regulations, including changes in price supports, subsidies, tariffs, trade agreements and environmental regulations, as well as changes in the demand for agricultural products in response thereto. In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. The primary crops in our market areas are corn and soybeans. Accordingly, adverse circumstances affecting these crops could have an adverse effect on our agricultural portfolio. Likewise, agricultural operating loans involve a greater degree of risk than lending on residential properties, particularly in the case of loans that are unsecured or secured by rapidly-depreciating assets such as farm equipment or assets such as livestock or crops. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.
Our allowance for credit losses may prove to be insufficient to absorb losses in our loan portfolio.

We establish our allowance for credit losses at a level considered appropriate by management to absorb current expected credit losses based on an analysis of the portfolio, market environment and other factors we deem relevant. The allowance for credit losses represents our estimate of current expected losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains an allocation for loans specifically evaluated, as well as loans collectively evaluated. Additions to the allowance for credit losses, are estimated through the CECL model, which reflects current and forecasted conditions. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although management has established an allowance for credit losses it believes is adequate to absorb current expected credit losses, the allowance may not be adequate. We could sustain credit losses that are significantly higher than the amount of our allowance for credit losses. Higher loan losses could arise for a variety of reasons, including changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows and operations of our borrowers. At December 31, 2024, our allowance for credit losses as a percentage of total loans held for investment, net was 1.28% and as a percentage of nonaccrual loans was approximately 254.32%. An increase in credit loss expense would result in a decrease in net income and capital and may have a material negative impact on our financial condition and results of operations.
Nonperforming assets take significant time and resources to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
As of December 31, 2024, our nonperforming loans, which includes nonaccrual loans and loans past due 90 days or more and still accruing interest, totaled $21.8 million, or 0.51% of our loan portfolio. Our nonperforming assets, which include nonperforming loans plus foreclosed assets, net, totaled $25.2 million, or 0.40% of total assets.

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

A significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage costs. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.
Capital & Liquidity Risks

Liquidity risks could affect operations and jeopardize our business, financial condition and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of customer deposits. Deposit balances can decrease when customers perceive alternative investments, such as money market funds, treasury securities and certificates of deposit at other financial institutions as providing a better risk/return trade-off. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek other, potentially higher cost funding alternatives. Other primary sources of funds consist of cash from operations, investment securities maturities and sales and funds from sales of our stock. Additional liquidity is provided by brokered deposits, bank lines of credit, repurchase agreements and the ability to borrow from the Federal Reserve Bank and the FHLB, including borrowings under the BTFP incurred before the Federal Reserve ceased making new loans under the program in March 2024. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
Additionally, uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be further affected in higher interest rate environments. In addition, because our debt securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.
At December 31, 2024, our average borrowed funds increased to $441.9 million, compared to $425.2 million at December 31, 2023, which resulted in an increase in our cost of funds, that was offset by higher interest earning asset yields, which resulted in an increase in our net interest margin in 2024 compared to 2023.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We intend to grow our business organically and to explore opportunities to grow our business by taking advantage of attractive acquisition opportunities, and such growth plans may require us to raise additional capital to ensure that we have adequate levels of capital to support such growth on top of our current operations. In order to accommodate future capital needs we maintain a universal shelf registration statement, which, as of December 31, 2024, included approximately $25 million of securities remaining available for sale; however, we anticipate that a new universal shelf registration statement will be filed to replenish the amount of securities available for sale to a level similar to the amount of securities available for sale prior to the Company’s common equity offering completed in September 2024. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions, governmental activities and our financial condition and performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed or desired, on terms acceptable to us. If we cannot raise additional capital when needed or desired, our ability to further expand our operations through internal growth or acquisitions could be materially impaired.
Downgrades in the credit rating of one or more insurers that provide credit enhancement for our state and municipal securities portfolio may have an adverse impact on the market for, and valuation of, these types of securities.
We invest in tax-exempt and taxable state and local municipal securities, some of which are insured by monoline insurers. As of December 31, 2024, we had $159.3 million of amortized cost of municipal securities, which represented 11.2% of our total securities portfolio based upon amortized cost. Following the onset of the financial crisis, several of these insurers came under scrutiny by rating agencies. Even though management generally purchases municipal securities on the overall credit strength of the issuer, the reduction in the credit rating of an insurer may negatively impact the market for and valuation of our investment securities. Such a downgrade could adversely affect our liquidity, financial condition and results of operations.
Our ability to pay dividends is subject to certain limitations and restrictions, and there is no guarantee that we will be able to continue paying the same level of dividends in the future that we have paid in the past or that we will be able to pay future dividends at all.

Holders of our common stock are entitled to receive only such dividends as our Board may declare out of funds legally available for such payments. Our Board may, in its sole discretion, change the amount or frequency of dividends or discontinue the payment of dividends entirely. The timing, declaration, amount and payment of future cash dividends, if any, will be within the discretion of our Board and will depend upon then-existing conditions, including our results of operations, financial condition, capital requirements, investment opportunities, growth opportunities, any legal, regulatory, contractual or other limitations on our ability to pay dividends and other factors our Board may deem relevant. The ability of the Bank to pay dividends to us is limited by its obligations to maintain sufficient capital and liquidity and by other general restrictions on dividends that are applicable to the Bank, including the requirement under the Iowa Banking Act that the Bank may not pay dividends in excess of its undivided profits. If these regulatory requirements are not met, the Bank will not be able to pay dividends to us, and we may be unable to pay dividends on our common stock.
In addition, as a bank holding company, our ability to declare and pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality and financial condition, and that bank holding companies should inform and consult with the Federal Reserve in advance of declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid. Any future payment of dividends will depend on the Bank’s ability to make distributions and payments to us, as these distributions and payments are our principal source of funds to pay dividends. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company (including a financial holding company) should eliminate, defer or significantly reduce the company’s dividends if:
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
The ability of the Bank to pay dividends to us is also limited by its obligations to maintain sufficient capital and liquidity and by other legal, regulatory and general restrictions on dividends that are applicable to the Bank, including the requirement under the Iowa Banking Act that the Bank may not pay dividends in excess of its undivided profits. Also, banking institutions that do not maintain a capital conservation buffer, comprised of Common Equity Tier 1 Capital, of 2.5% above the regulatory minimum capital requirements will face constraints on the payment of dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall, unless prior regulatory approval is obtained. Accordingly, if the Bank fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to the Company may be prohibited or limited, and if the Company fails to maintain the applicable minimum capital ratios and the capital conservation buffer, distributions to or stock repurchases from the Company’s shareholders may be prohibited or limited.
As of December 31, 2024, we had $42.5 million of junior subordinated debentures held by five statutory business trusts that we control. Interest payments on the debentures, which totaled $3.6 million for the year ended December 31, 2024, must be paid before we pay dividends on our capital stock, including our common stock. We have the right to defer interest payments on the debentures for up to 20 consecutive quarters. However, if we elect to defer interest payments, all deferred interest must be paid before we may pay dividends on our capital stock. Additionally, based on certain balance sheet restructuring transactions that we conducted during 2024, we are required to seek the Federal Reserve’s non-objection prior to declaring dividends on our common stock at least through 2025. It is possible that the Federal Reserve would not provide such non-objection, and therefore that we would be unable to declare and pay any cash dividends on our common stock.
In addition, in the future, we may enter into borrowing or other contractual arrangements that restrict our ability to pay dividends. As a consequence of these various limitations and restrictions, we may not be able to make, or may have to reduce or eliminate, the payment of dividends on our common stock. Any change in the level of our dividends or the suspension of the payment thereof could have an adverse effect on the market price of our common stock.
We have counterparty risk, and therefore, we may be adversely affected by the soundness of other financial institutions.
Our ability to engage in routine funding and other transactions could be negatively affected by the actions and the soundness of other financial institutions. Financial services institutions are generally interrelated as a result of trading, clearing, counterparty, credit, reputational or other relationships. We have exposure to many different industries and counterparties and regularly engage in transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional customers. Many of these transactions may expose us to credit or other risks if another financial institution experiences adverse circumstances. For example, certain community banks experienced deposit outflows following the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023. In certain circumstances, the collateral that we hold may be insufficient to fully cover the risk that a counterparty defaults on its obligations, which may cause us to experience losses that could have a material adverse effect on our business, financial condition and results of operations.
Competitive and Strategic Risks

We face intense competition in all phases of our business from banks, other financial institutions and non-banks.

The banking and financial services businesses in our markets are highly competitive. Our competitors include large regional banks, local community banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, small local credit unions as well as large aggressive and expansion-minded credit unions, fintech companies and other non-bank financial services providers. Many of these competitors are not subject to the same regulatory restrictions as we are. Many of our unregulated competitors compete across geographic boundaries and are able to provide customers with a competitive alternative to traditional banking services, including financial transaction processing, lending platforms and maintenance of funds.
While we do not offer products relating to digital assets, including cryptocurrencies, stablecoins or other similar assets, there has been a significant increase in digital asset adoption globally over the past several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present are not subject to the same degree of scrutiny and oversight as banking organizations and other financial institutions—are becoming active competitors to more traditional financial institutions. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and of the associated lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations. Potential partnerships with digital asset companies, moreover, could also entail significant investment.
Increased competition in our markets may result in a decrease in the amounts of our loans and deposits, reduced spreads between loan rates and deposit rates, increased pressure on underwriting standards or other loan terms that are more favorable to the borrower. Any of these results could have a material adverse effect on our results, our financial condition, and our ability to grow and remain profitable. In addition, the diminishing role of banks as financial intermediaries has resulted and could continue to result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.
We have a continuing need for technological change, and we may not have the resources to effectively implement new technology.

The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling us to better serve our customers, the effective use of technology increases efficiency and the potential for cost reduction. Our future success will depend in part upon our ability, both internally and through our core processor and other third party partners, to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow our market share. Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which could put us at a competitive disadvantage. Accordingly, we cannot provide assurances that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.
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

We plan to continue to grow our businesses organically, but remain open to considering potential bank or other acquisition opportunities, in addition to our completed acquisitions of DNVB and IOFB, that make financial and strategic sense. In the event that we do pursue strategic acquisitions, we may fail to realize some or all of the anticipated transaction benefits. Acquisition activities could be material to our business and involve a number of risks, including the following:
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
•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity. This integration process is complicated and time consuming and can also be disruptive to the customers and employees of both the acquired business and our business. If the integration process is not conducted successfully, we may not realize the anticipated economic benefits of acquisitions within the expected time frame, or ever, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful.
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

In addition to the foregoing, we may face additional risks in acquisitions to the extent we acquire new lines of business, new products, or enter into new geographic areas in which we have little or no current experience, especially if we lose key employees of the acquired operations. We cannot provide assurances that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. Our inability to overcome risks associated with acquisitions could have an adverse effect on our ability to successfully implement our acquisition growth strategy and grow our business and profitability.
Accounting and Tax Risks

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes that we use to estimate expected credit losses and to measure the fair value of assets carried on the balance sheet at fair value, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models are complex and reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Although we have processes and procedures in place governing internal valuation models and their testing and calibration, such assumptions are complex as we must make judgments about the effect of matters that are inherently uncertain. Different assumptions could result in significant changes in valuation, which in turn could have a material adverse effect on our financial condition and results of operations.
The Company is subject to changes in tax law and may not realize tax benefits, which could adversely affect our results of operations.

Changes in tax laws at national or state levels, such as the new 1.0% excise tax on stock buybacks for publicly traded companies, could have an effect on the Company’s short and long-term earnings. Future changes in tax laws could affect the Company’s earnings as well as its customers’ financial positions, or both. Changes in tax laws could also require the revaluation of the Company’s net deferred tax position, which could have a material adverse effect on our results of operations and financial condition. In addition, current portions of the Company’s net deferred tax assets relate to tax-effected state net operating loss carry-forwards, the utilization of which may be further limited in the event of certain material changes in the Company’s ownership.
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

Much of our success and growth has been influenced by our ability to attract and retain management that is experienced in banking and financial services and familiar with the communities in our market areas. Our ability to attract and retain executive officers, management teams, branch managers and loan officers will continue to be important to the successful implementation of our strategy. The Dodd-Frank Act also directs the Federal Reserve to promulgate rules prohibiting excessive compensation paid to bank holding company executives. These rules, when adopted, may make it more difficult to attract and retain the people we need to operate our businesses and limit our ability to promote our objectives through our compensation and incentive programs. The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business, results of operations and financial condition.
Labor shortages and a failure to attract and retain qualified employees could negatively impact our business, results of operations and financial condition.

A number of factors may adversely affect the labor force available to us or increase labor costs, including changes in unemployment levels, decreased labor force size and decreased labor force participation rates. Although we have not experienced any material labor shortage to date, we continue to observe an overall tightening of and an increase in competition in local labor markets. A sustained labor shortage or increased turnover rates within our employee base and also within our third party vendors could lead to increased costs, such as increased compensation expense to attract and retain employees, as well as decreased efficiency. In addition, if we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor-driven inflation could have a material adverse impact on our business, results of operations and financial condition.
The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

As a bank, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us, our third party partners or our customers, which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or customer information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, ransomware, malware or other cyber-attacks.
There continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector, due to cyber criminals targeting commercial bank accounts and as a result of increasingly sophisticated methods of conducting cyber-attacks, including those employing artificial intelligence. Several large corporations, including financial institutions, vendors specializing in providing services to financial institutions and retail companies have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which could increase their risks of identity theft and other fraudulent activity that could involve their accounts with us.
Information pertaining to us and our customers is maintained, and transactions are executed, on networks and systems maintained by us and certain third party partners, such as our online banking, mobile banking or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our customers against fraud and security breaches and to maintain the confidence of our customers. Breaches of information security also may occur through intentional or unintentional acts by those having authorized access to our systems or the confidential information of our customers, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. Our third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to us or our customers, loss of business or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and growth prospects. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all losses.
Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect our business.

Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into our products or those developed by our third party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption and use, and therefore our business and our customers. Artificial intelligence algorithms may be flawed, for example datasets may contain biased information or otherwise be insufficient, and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses that products incorporating artificial intelligence assist in producing for us or our third party partners are deficient, biased or inaccurate, we could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If we or our third party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, we may experience competitive harm, potential legal liability and brand or reputational harm. In addition, we expect that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of our products and services and those developed by our third party partners.

The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business and operations involve the risk of legal liability, and in some cases we or our subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from our business activities. In addition, companies in our industry are frequently the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business or reputational harm.

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

As a result of financial entities and technology systems becoming more interdependent and complex, a cyber incident, information breach, information loss or technology failure that compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including ourselves. As a result of the foregoing, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses, regulatory sanctions and serious harm to our reputation. Misconduct by our employees could include, but are not limited to, hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

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

Our risk management framework seeks to mitigate risk and loss to us. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, operational risk, compensation risk, legal and compliance risk, and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition or results of operations could be materially adversely affected.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, their financial condition, results of operations and cash flows. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our customers. Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

Regulatory Risks

We operate in a highly regulated industry, and the laws and regulations to which we are subject, or changes in them, or our failure to comply with them, may adversely affect us.

The Company and the Bank are subject to extensive regulation by multiple regulatory agencies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses, which may adversely affect our business operations. Changes in these regulations, including their interpretation and enforcement, can significantly affect the services that we provide, as well as our costs of compliance with such regulations. In addition, political developments, including possible changes in law introduced by the new presidential administration or the appointment of new personnel in regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms. Adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could also affect our ability to attract and retain customers.

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

Future increases in minimum capital requirements could adversely affect our net income. Furthermore, if we fail to comply with existing or future minimum capital requirements, regulators could take formal or informal actions against us which could restrict our future growth or operations.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC and the Iowa Division periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place our bank into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the CRA and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA requires the Bank, consistent with safe and sound operations, to ascertain and meet the credit needs of its entire community, including low and moderate income areas. The Bank’s failure to comply with the CRA could, among other things, result in the denial or delay of certain corporate applications filed by us or the Bank, including applications for branch openings or relocations and applications to acquire, merge or consolidate with another banking institution or holding company. In addition, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, customer redress payments, restrictions on expansion and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Non-compliance with the Bank Secrecy Act or other laws and regulations could result in fines or sanctions against us.

The Bank Secrecy Act requires financial institutions to design and implement programs to prevent financial institutions from being used for money laundering and terrorist financing activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the Financial Crimes Enforcement Network of the Treasury. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Federal and state bank regulators also have focused on compliance with Bank Secrecy Act and anti-money laundering regulations. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. In recent years, several banking institutions have received large civil money penalties and criminal fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us, which could have a material adverse effect on our business, financial condition or results of operations.

Common Stock Risks

There is a limited trading market for our common shares, and you may not be able to resell your shares at or above the price you paid for them.

Although our common shares are listed for quotation on the Nasdaq Global Select Market, the trading in our common shares has substantially less liquidity than many other companies listed on the Nasdaq Global Select Market. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot provide assurances that the volume of trading in our common shares will increase in the future.

Certain shareholders own a significant interest in the Company and may exercise their control in a manner detrimental to your interests.
Certain Company shareholders who are descendants of our founder collectively control approximately 13.5% of our outstanding common stock. In addition, certain Company shareholders that previously owned ATB collectively control approximately 13.5% of our outstanding common stock. These shareholders may have the opportunity to exert influence on the outcome of matters required to be submitted to shareholders for approval. In addition, the significant level of ownership by these shareholders may contribute to the rather limited liquidity of our common stock on the Nasdaq Global Select Market.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.    Cybersecurity.
Cybersecurity Risk Management and Strategy

The Company has established an information security program that uses a risk-based methodology to ensure the confidentiality, integrity, and availability of its information. The Board and the Enterprise Risk Management Committee set enterprise risk strategy and make risk-informed decisions, which includes assessment and response to cybersecurity risk. The Board has appointed an Information Security Officer (“ISO”) to oversee the program. The program utilizes a combination of automated tools, manual processes, and third party assessments to identify and assess potential cybersecurity threats. The program is supported by an organization structure that reflects support from across the business. Program objectives and results are regularly reported to the Enterprise Risk Management Committee, Audit Committee, and Board.

The Company conducts risk assessments and compliance audits, both internally and by independent third parties, for comparison against industry standards, including the National Institute of Standards and Technology cybersecurity framework and Federal Financial Institution Examination Council guidance. Risk assessment results are used to develop appropriate cybersecurity controls and risk mitigation strategies, which are implemented throughout the organization.

We maintain a cybersecurity incident response plan to help ensure a timely, consistent, and effective response to actual or attempted cybersecurity incidents impacting the Company. The plan includes considerations for (1) detection, (2) analysis, which may include timely notice to our Board if deemed material or appropriate, (3) containment, (4) eradication, (5) recovery, (6) post-incident review, and (7) external reporting through a Current Report on Form 8-K (if deemed material). In addition, we also maintain a formal information security training program for all employees that includes training on topics such as phishing and email security best practices. Employees are also required to complete regular training on data privacy.

While we have a cybersecurity program designed to protect and preserve the integrity of our information systems, the Company also maintains cybersecurity insurance to manage potential liabilities resulting from specific cyber-attacks. However, it is important to note that although we maintain cybersecurity insurance, there can be no guarantee that our insurance coverage limits will protect against any future claims or that such insurance proceeds will be paid to us in a timely manner. For further discussion of risks from cybersecurity threats, see the section captioned “Operational Risks” in Item 1A. Risk Factors.

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

We rely on our information technology systems and networks in connection with many of our business activities. Some of these networks and systems are managed by third party service providers and are not under our direct control. The Company has implemented a third party risk management program to manage the cybersecurity risks associated with its use of third party service providers.

Cybersecurity Incidents

While we have no knowledge that we have experienced a cybersecurity incident that has had or is reasonably likely to have a material adverse impact on our operations or financial results as of the date of this Annual Report on Form 10-K, there can be no assurance that we will not encounter such an incident in the future, notwithstanding the cybersecurity measures and processes we have undertaken. Such incidents, whether or not successful, could result in our incurring significant costs related to, for example, remediating or restoring our internal systems or information, implementing additional threat protection measures, defending against litigation, responding to regulatory inquiries or actions, paying damages, providing customers with incentives to maintain a business relationship with us, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. Cybersecurity threats are expected to continue to be persistent and severe.

Cybersecurity Governance

The Board and the Enterprise Risk Management Committee have oversight responsibility for our information security program and receive regular updates on the status of the program and any emerging threats or incidents with the potential to impact operations or financial performance. To ensure that the Board is fully informed about cybersecurity risks, the ISO provides regular reports to both the Board and the Enterprise Risk Management Committee. These regular reports include an overview of the Company's current cybersecurity risk assessment, key risk areas, and any significant cyber incidents that have occurred or are reasonably likely to occur. In addition, the Enterprise Risk Management Committee receives regular updates on cybersecurity trends and emerging threats from program management. Our Audit Committee also plays a role in overseeing the Company’s cybersecurity and information security program. The Audit Committee reviews final reports from third party engagements and receives presentations at its meetings concerning cybersecurity risk and related issues. All members of the Board receive copies of Audit Committee reports.

Company management is responsible for assessing and administering the cybersecurity risk program. Specifically, the Chief Information Officer (“CIO”) and the ISO are responsible for the prevention, mitigation, detection, and remediation of cybersecurity incidents. The ISO has relevant expertise in cybersecurity, with 19 years of experience managing components of the information technology and information security programs at the Company. The ISO has established expertise and proficiency in cybersecurity, and holds several cybersecurity certifications, including Certified Information Systems Security Professional (CISSP), Certified Information Security Manager (CISM), and Certified in Risk and Information Systems Control (CRISC). The ISO and CIO work closely with other management positions, including the Chief Risk Officer, Chief Financial Officer, General Counsel, President, and CEO to ensure that the Company has effective communication and understanding regarding its cybersecurity risk and related controls.

The IT and Security teams monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through various processes. These processes include risk assessments, vulnerability assessments, penetration testing, program exercises, security incident and event management, continuous monitoring, and threat intelligence gathering.

In 2024, the Board held an education session with outside experts on cybersecurity. The Company has also implemented a cybersecurity training and compliance program to ensure regular education for all employees. In addition, external parties are engaged to assess Company information security programs and practices, including incident management, service continuity, and information security compliance programs.

ITEM 2.    PROPERTIES.
The Company’s principal location is our corporate headquarters located at 102 South Clinton Street, Iowa City, Iowa. We own or lease other banking offices and operating facilities located throughout central and eastern Iowa, the Minneapolis / St. Paul metropolitan area, southwestern Wisconsin, and Denver, Colorado. The number of banking offices per state at December 31, 2024 is detailed in the following table:

Number of Banking Offices
Iowa banking offices	35
Minnesota banking offices	12
Wisconsin banking offices	7
Colorado banking offices	2
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Marketplace Designation and Holders
Our common stock is listed on the Nasdaq Global Select Market under the symbol “MOFG.” As of March 3, 2025, there were 20,815,715 shares of common stock outstanding held by approximately 393 holders of record. Additionally, there are an estimated 7,668 beneficial holders whose stock was held in street name by brokerage houses and other nominees as of that date.

Dividends
The Company paid quarterly cash dividends on its common shares in each quarter of 2024 and 2023 and anticipates continuing to pay comparable dividends going forward. Total dividends paid on common shares were $0.97 in 2024 in 2023. However, we have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders.
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
Due to the investment securities losses recognized in conjunction with our balance sheet repositioning in the current and prior year, we were required to receive approval from the Federal Reserve prior to declaring a quarterly dividend in the fourth quarter of 2023 and the third and fourth quarters of 2024, and anticipate that we will continue to need prior approval from the Federal Reserve to issue quarterly dividends through 2025.
Issuer Purchases of Equity Securities
The following table sets forth information about the Company’s purchases of its common stock during the fourth quarter of 2024:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1 - 31, 2024	—	$—	—	$15,000,000
November 1 - 30, 2024	—	—	—	15,000,000
December 1 - 31, 2024	—	—	—	15,000,000
Total	—	$—	—	$15,000,000

(1) The Company repurchased no common shares and there were no shares surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards during the three months ended December 31, 2024.

(2) On June 22, 2021, the Board approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. This repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. Since June 23, 2021 and through April 27, 2023, the Company repurchased 403,368 shares of common stock for approximately $12.0 million, leaving $3.0 million available to be repurchased.
On April 27, 2023, the Board approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. This repurchase program replaced the Company’s prior repurchase program, adopted in June 2021, which was due to expire on December 31, 2023. Since April 28, 2023 and through December 31, 2024, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

Performance Graph
The following table compares MidWestOne Financial Group, Inc’s (“MOFG”) performance, as measured by the change in price of its common stock plus reinvested dividends, with the Nasdaq Composite Index and the S&P U.S. BMI Banks - Midwest Region Index for the five years ended December 31, 2024.
MidWestOne Financial Group, Inc.

Total Return Performance
250
200
150
100
50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
MOFG
NASDAQ Composite Index
S&P U.S. BMI Banks - Midwest Region Index

	At
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
MidWestOne Financial Group, Inc.	$100.00	$70.31	$95.71	$96.75	$85.61	$96.21
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. BMI Banks - Midwest Region Index	100.00	85.98	113.59	98.03	100.08	122.10
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

ITEM 6.    Reserved.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This section should be read in conjunction with the following parts of this Annual Report on Form 10-K: Part I, Item 1 “Business.”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and Part II, Item 8 “Financial Statements and Supplementary Data.” For a discussion on the comparison of results of operations for the years ended December 31, 2023 and 2022, refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” in the Company’s Annual Form 10-K filed with the SEC on March 8, 2024.

In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors,” and elsewhere in this report, may cause actual results to differ materially from those projected in the forward-looking statements. The Company assumes no obligation to update any of these forward-looking statements. Readers of the Company’s Annual Report on Form 10-K should consider these risks and uncertainties in evaluating forward-looking statements and should not place undue reliance on forward-looking statements.

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
As of December 31, 2024, the Bank operated a total of 56 banking offices, which are located throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area, southwestern Wisconsin, and Denver, Colorado. The Bank is focused on delivering relationship-based business and personal banking products and services. The Bank provides commercial loans, real estate loans, agricultural loans, credit card loans, and consumer loans. The Bank also provides deposit products including demand and interest checking accounts, savings accounts, money market accounts, and time deposits. Complementary to our loan and deposit products, the Bank also provides products and services including treasury management, Zelle, online and mobile banking, credit and debit cards, ATMs, and safe deposit boxes. The Bank also has wealth management services through which it offers the administration of estates, trusts, and conservatorships, as well as financial planning, investment advisory, and brokerage services (the latter of which is provided through an arrangement with a third party registered broker-dealer).

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

Financial Summary

The Company reported a net loss for the year ended December 31, 2024 of $60.3 million, a decrease of $81.1 million, or 389.0%, compared to net income of $20.9 million for 2023, with diluted losses per share of $3.54 at December 31, 2024 as compared to diluted earnings per share of $1.33 at December 31, 2023.

The period as of December 31, 2024 and for the year then ended was also highlighted by the following results:

Balance Sheet:

•Total assets decreased to $6.24 billion at December 31, 2024 from $6.43 billion at December 31, 2023, largely driven by securities sales transactions completed in 2024 as part of a balance sheet repositioning and loans divested in the sale of our Florida banking operations, partially offset by acquired DNVB assets, organic loan growth, and higher line of credit usage.
•At December 31, 2024, total debt securities available for sale were $1.33 billion, with no held to maturity debt securities. At December 31, 2023, total debt securities available for sale were $795.1 million, while held to maturity debt securities were $1.08 billion. In the third quarter of 2024 we reclassified all debt securities held to maturity as available for sale in contemplation of the balance sheet repositioning completed in the fourth quarter of 2024. That repositioning included the sale of $1.0 billion of debt securities, resulting in pretax losses of $140.2 million, and the purchase of $589.8 million of debt securities.
•Gross loans held for investment increased $190.1 million from $4.14 billion at December 31, 2023 to $4.33 billion at December 31, 2024. This increase was primarily driven by loans acquired in the DNVB acquisition, organic loan growth, and higher line of credit usage, partially offset by the sale of loans associated with our Florida banking operations.
•The allowance for credit losses was $55.2 million, or 1.28% of total loans, as of December 31, 2024, compared with $51.5 million, or 1.25% of total loans, at December 31, 2023. The increase in the ACL primarily reflected $3.1 million of day 1 credit loss expense related to acquired DNVB loans and reserve taken to support organic loan growth, partially offset by $1.9 million of allowance divested in connection with the sale of our Florida banking operations.
•Nonperforming assets decreased $5.1 million from $30.3 million at December 31, 2023 to $25.2 million at December 31, 2024.
•Total deposits increased $82.3 million, from $5.40 billion at December 31, 2023 to $5.48 billion at December 31, 2024.
•Short-term borrowings decreased to $3.2 million at December 31, 2024 from $300.3 million at December 31, 2023, as proceeds from the sale of debt securities, in connection with the balance sheet repositioning described above, were partially used to pay off BTFP borrowings, while long-term debt decreased to $113.4 million at December 31, 2024 from $123.3 million at December 31, 2023.
•Shareholders’ equity increased to $559.7 million at December 31, 2024 from $524.4 million at December 31, 2023, primarily as a result of a common equity capital raise executed in the third quarter of 2024, partially offset by a net loss and dividends paid.
•The Company was well-capitalized with a total risk-based capital ratio of 14.07% at December 31, 2024.

Income Statement:

•Net interest income of $157.5 million for the year ended December 31, 2024 increased $13.4 million, from $144.2 million for the year ended December 31, 2023. Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) increased $13.7 million, from $149.0 million for the year ended December 31, 2023, to $162.7 million for the year ended December 31, 2024. The increase reflected an increase in loan interest income of $43.2 million, partially offset by increases in interest paid on interest bearing deposits and borrowed funds of $27.3 million and $4.0 million, respectively, and a decrease of $2.5 million in interest income earned from investment securities.
•Credit loss expense was $8.8 million during 2024, compared with credit loss expense of $5.8 million in 2023. Credit loss expense during 2024 reflected $3.2 million of credit loss expense related to loans acquired in the DNVB acquisition, as well as additional reserves taken to support organic loan growth.
•Noninterest income decreased $106.7 million, from $18.4 million for the year ended December 31, 2023 to noninterest loss of $88.2 million for the year ended December 31, 2024, primarily due to the balance sheet repositioning-related investment securities losses of $140.2 million. Partially offsetting this decrease was a $10.9 million gain on sale recognized in connection with the sale of our Florida banking operations, which was recorded in other noninterest income.
•Noninterest expense increased $12.6 million, from $131.9 million for the year ended December 31, 2023 to $144.5 million for the year ended December 31, 2024, primarily due to increases in compensation and employee benefits, other expense, legal and professional, and equipment of $6.1 million, $2.5 million, $1.7 million, and $1.1 million, respectively.

Critical Accounting Policies and Estimates
We have identified the following critical accounting policies, estimates, and practices relative to the reporting of our results of operations and financial condition. These accounting policies and estimates relate to the allowance for credit losses and the annual impairment testing of goodwill and other intangible assets.
Allowance for Credit Losses
Loans Held for Investment:
Under the CECL model, the allowance for credit losses is a valuation account estimated at each balance sheet date and deducted from the amortized cost basis of loans held for investment to present the net amount expected to be collected.
The Company estimates the ACL based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for collection of cash and charge-offs, as well as applicable accretion or amortization of premium, discount, and net deferred fees or costs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL. The Company’s estimate of the ACL reflects losses expected over the contractual life of the assets, adjusted for estimated prepayments or curtailments. The contractual term does not consider extensions, renewals or modifications. A loan that has been modified or renewed is considered a MBEFD when the borrower is experiencing financial difficulty.

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

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the financial assets that are reasonable and supportable, to the identified pools of financial assets with similar risk characteristics for which the historical loss experience was observed. Specifically, the economic forecast used by the Company is sensitive to changes in the following loss drivers: (1) Midwest unemployment, (2) national unemployment, (3) year-to-year change in national retail sales, (4) year-to-year change in the CRE index, and (5) year-to-year change in U.S. gross domestic product (“GDP”). General deterioration in these loss drivers, coupled with any changes to our modeling assumptions stemming from overall uncertainties in the current and future economic conditions, also impacts the Company’s estimation of the ACL. The Company’s economic forecast assumptions revert back to historical loss driver information on a straight-line basis over four quarters.

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

The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables. For the loan pools utilizing the DCF method, management utilizes one or multiple of the following economic variables: national unemployment, national retail sales, CRE index, and U.S. GDP.

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

Loss-Rate Method

The Company uses a loss-rate method to estimate expected credit losses for the credit card and overdraft pools, as well as a portion of the acquired DNVB consumer loan portfolio. For each of these pools, the Company applies an expected loss ratio based on internal and peer historical losses, adjusted as appropriate for qualitative factors. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

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

Goodwill and Other Intangible Assets
Goodwill and intangible assets arise from business combinations. Goodwill represented $69.8 million of our $6.24 billion total assets at December 31, 2024. Under the Intangibles - Goodwill and Other topic of the FASB ASC, goodwill is tested at least annually for impairment. The Company’s annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. We review goodwill for impairment annually during the fourth quarter and also test for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting unit below its carrying amount. Such events and circumstances may include among others: a significant adverse change in legal factors or in the general business climate; significant decline in our stock price and market capitalization; unanticipated competition; the testing for recoverability of a significant asset group within the reporting unit; and an adverse action or assessment by a regulator. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. No goodwill impairment charge was recorded in the years ended December 31, 2024 and 2023 as a result of the Company’s internal assessment.
Other intangible assets represented $25.0 million of our $6.24 billion total assets at December 31, 2024. The accounting for a recognized intangible asset is based on its useful life to the Company. An intangible asset with a finite useful life is amortized over its estimated useful life to the Company; an intangible asset with an indefinite useful life is not amortized but rather is tested at least annually for impairment. The intangible assets with finite lives reflected on our financial statements relate to core deposit relationships, trade name, and customer lists. The initial and subsequent measurements of intangible assets involve the use of significant estimates and assumptions. These estimates and assumptions include, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives, future economic and market conditions, comparison of our market value to book value and determination of appropriate market comparables. Periodically we evaluate the estimated useful lives of intangible assets and whether events or changes in circumstances warrant a revision to the remaining periods of amortization. We also assess these intangible assets for impairment annually or more often if conditions indicate a possible impairment. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. See Note 7. Goodwill and Intangible Assets to our consolidated financial statements for additional information related to our intangible assets.

Results of Operations
Summary

	As of or For the Years Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022
Net Interest Income	$157,537	$144,172	$166,358
Noninterest (Loss) Income	(88,247)	18,423	47,519
Total Revenue, Net of Interest Expense	69,290	162,595	213,877
Credit Loss Expense	8,782	5,849	4,492
Noninterest Expense	144,496	131,913	132,788
(Loss) Income Before Income Tax Expense	(83,988)	24,833	76,597
Income Tax (Benefit) Expense	(23,699)	3,974	15,762
Net (Loss) Income	(60,289)	20,859	60,835
Adjusted Earnings(1)	$37,954	$35,311	$57,988
Diluted Earnings (Loss) Per Share	$(3.54)	$1.33	$3.87
Adjusted Earnings Per Share(1)	2.23	2.25	3.69

Return on Average Assets	(0.92)%	0.32%	0.97%
Return on Average Equity	(11.08)	4.12	12.16
Return on Average Tangible Equity(1)	(12.45)	6.14	15.89
Efficiency Ratio(1)	63.44	67.28	56.98
Dividend Payout Ratio	n/m	72.93	24.42
Common Equity Ratio	8.97	8.16	7.49
Tangible Common Equity Ratio(1)	7.57	6.90	6.17
Book Value per Share	$26.94	$33.41	$31.54
Tangible Book Value per Share(1)	22.37	27.90	25.60
(n/m) - not meaningful
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

	Year ended December 31,
	2024			2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost	Average Balance	Interest Income/Expense	Average Yield/Cost
ASSETS
Loans, including fees (1)(2)(3)	$4,334,163	$248,409	5.73%	$3,993,389	$205,189	5.14%	$3,511,192	$150,791	4.29%
Taxable investment securities	1,411,411	38,787	2.75	1,684,360	38,978	2.31	1,891,234	39,019	2.06
Tax-exempt investment securities (2)(4)	268,175	7,028	2.62	355,454	9,353	2.63	435,907	11,788	2.70
Total securities held for investment (2)	1,679,586	45,815	2.73	2,039,814	48,331	2.37	2,327,141	50,807	2.18
Other	103,679	5,206	5.02	22,791	916	4.02	20,827	77	0.37
Total interest earning assets (2)	$6,117,428	$299,430	4.89%	$6,055,994	$254,436	4.20%	$5,859,160	$201,675	3.44%
Other assets	434,992			419,366			385,124
Total assets	$6,552,420			$6,475,360			$6,244,284
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest checking deposits	$1,273,518	$11,281	0.89%	$1,398,538	$8,990	0.64%	$1,640,303	$5,416	0.33%
Money market deposits	1,067,109	30,841	2.89	1,037,123	23,924	2.31	992,390	4,707	0.47
Savings deposits	748,868	11,006	1.47	624,990	2,802	0.45	674,846	1,169	0.17
Time deposits	1,439,697	59,981	4.17	1,443,770	50,048	3.47	925,592	8,953	0.97
Total interest bearing deposits	4,529,192	113,109	2.50	4,504,421	85,764	1.90	4,233,131	20,245	0.48
Securities sold under agreements to repurchase	5,019	41	0.82	94,563	975	1.03	152,466	872	0.57
Other short-term borrowings	318,037	15,501	4.87	199,530	10,144	5.08	70,729	2,198	3.11
Total short-term borrowings	323,056	15,542	4.81	294,093	11,119	3.78	223,195	3,070	1.38
Long-term debt	118,877	8,086	6.80	131,137	8,558	6.53	148,863	7,086	4.76
Total borrowed funds	441,933	23,628	5.35	425,230	19,677	4.63	372,058	10,156	2.73
Total interest-bearing liabilities	$4,971,125	$136,737	2.75%	$4,929,651	$105,441	2.14%	$4,605,189	$30,401	0.66%
Noninterest bearing deposits	936,526			951,188			1,075,918
Other liabilities	100,607			88,770			62,706
Shareholders’ equity	544,162			505,751			500,471
Total liabilities and shareholders’ equity	$6,552,420			$6,475,360			$6,244,284

Net interest income (2)		$162,693			$148,995			$171,274
Net interest spread (2)			2.14%			2.06%			2.78%
Net interest margin (2)			2.66%			2.46%			2.92%

Total deposits (5)	$5,465,718	$113,109	2.07%	$5,455,609	$85,764	1.57%	$5,309,049	$20,245	0.38%
Cost of funds (6)			2.31%			1.79%			0.54%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $1.4 million, $522 thousand, and $765 thousand for the years ended December 31, 2024, 2023 and 2022, respectively. Loan purchase discount accretion was $6.3 million, $3.7 million, and $4.6 million for the years ended December 31, 2024, 2023 and 2022. Tax equivalent adjustments were $3.8 million, $3.0 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $1.3 million, $1.8 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. The federal statutory tax rate utilized was 21%.

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

	Years Ended December 31, 2024, 2023, and 2022
	Year 2024 to 2023 Change due to			Year 2023 to 2022 Change due to
(dollars in thousands)	Volume	Yield/Cost	Net	Volume	Yield/Cost	Net
Increase (decrease) in interest income
Loans, including fees(1)	$18,369	$24,851	$43,220	$22,382	$32,016	$54,398
Taxable investment securities	(6,865)	6,674	(191)	(4,514)	4,473	(41)
Tax-exempt investment securities (1)	(2,287)	(38)	(2,325)	(2,125)	(310)	(2,435)
Total securities held for investment (1)	(9,152)	6,636	(2,516)	(6,639)	4,163	(2,476)
Other	4,009	281	4,290	8	831	839
Change in interest income (1)	13,226	31,768	44,994	15,751	37,010	52,761
Increase (decrease) in interest expense
Interest checking deposits	(859)	3,150	2,291	(900)	4,474	3,574
Money market deposits	714	6,203	6,917	221	18,996	19,217
Savings deposits	659	7,545	8,204	(92)	1,725	1,633
Time deposits	(141)	10,074	9,933	7,318	33,777	41,095
Total interest bearing deposits	373	26,972	27,345	6,547	58,972	65,519
Securities sold under agreements to repurchase	(765)	(169)	(934)	(416)	519	103
Other short-term borrowings	5,792	(435)	5,357	5,890	2,056	7,946
Total short-term borrowings	5,027	(604)	4,423	5,474	2,575	8,049
Long-term debt	(824)	352	(472)	(920)	2,392	1,472
Total borrowed funds	4,203	(252)	3,951	4,554	4,967	9,521
Change in interest expense	4,576	26,720	31,296	11,101	63,939	75,040
Change in net interest income (1)	$8,650	$5,048	$13,698	$4,650	$(26,929)	$(22,279)
Percentage increase (decrease) in net interest income over prior period			9.2%			(13.0)%
(1) Tax equivalent

Our tax equivalent net interest income for the year ended December 31, 2024 was $162.7 million, an increase of $13.7 million, or 9.2%, compared to $149.0 million for the year ended December 31, 2023. The increase was due to an increase of $45.0 million in interest income, partially offset by an an increase of $31.3 million in interest expense. The change in interest income reflected an increase of $43.2 million, or 21%, in loan interest income, stemming from higher yields coupled with increased volumes from acquired DNVB loans, organic loan growth, and additional line of credit usage. The increased loan volumes were partially offset by the sale of loans associated with our Florida banking operations. Partially offsetting the increase in interest income from loans was a decrease of $2.5 million, or 5%, in interest income earned from investment securities, which stemmed from lower volume of securities, partially offset by higher earning yields. The change in interest expense reflected increases in interest paid on interest bearing deposits and borrowed funds of $27.3 million and $4.0 million, respectively, due to higher costs and volumes of interest bearing deposits, coupled with higher volumes and costs of borrowed funds.

Tax equivalent net interest margin for the year ended December 31, 2024 increased to 2.66%, from 2.46% for the year ended December 31, 2023. Total interest earning assets yield increased 69 basis points due to higher loan and securities yields, which increased 59 basis points and 36 basis points, respectively, from the prior year end. Partially offsetting these identified increases to tax equivalent net interest margin from the prior year end were increases of 60 basis points, 103 basis points, and 27 basis points in interest bearing deposit costs, short-term borrowing costs, and long-term debt costs, respectively.
Credit Loss Expense
Credit loss expense of $8.8 million was recorded in 2024, as compared to a credit loss expense of $5.8 million in 2023. Credit loss expense for the year ended December 31, 2024 reflected $3.2 million of day 1 credit loss expense recognized in connection with loans acquired in the DNVB acquisition, as well as additional reserve taken to support organic loan growth. Net loan charge-offs were $3.1 million in the year ended December 31, 2024 as compared to net loan charge-offs of $3.7 million in the year ended December 31, 2023. The economic forecasts utilized by the Company for its loan credit loss estimation process are: (1) Midwest unemployment, (2) national unemployment, (3) year-to-year change in national retail sales, (4) year-to-year change in the CRE index, and (5) year-to-year change in U.S. GDP. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
Noninterest (Loss) Income
The following table sets forth the various categories of noninterest income for the years ended December 31, 2024, 2023, and 2022.

	For the Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Investment services and trust activities	$14,196	$12,249	$1,947	15.9%	$12,249	$11,223	$1,026	9.1%
Service charges and fees	8,629	8,349	280	3.4	8,349	7,477	872	11.7
Card revenue	7,618	7,214	404	5.6	7,214	7,210	4	0.1
Loan revenue	4,982	4,700	282	6.0	4,700	10,504	(5,804)	(55.3)
Bank-owned life insurance	2,926	2,500	426	17.0	2,500	2,305	195	8.5
Investment securities (losses) gains, net	(139,952)	(18,789)	(121,163)	n/m	(18,789)	271	(19,060)	n/m
Other	13,354	2,200	11,154	n/m	2,200	8,529	(6,329)	(74.2)
Total noninterest income	$(88,247)	$18,423	$(106,670)	(579.0)%	$18,423	$47,519	$(29,096)	(61.2)%
(n/m) - Not meaningful

Total noninterest income for the year ended December 31, 2024 decreased $106.7 million to a noninterest loss of $88.2 million, from noninterest income of $18.4 million during the same period of 2023, primarily in connection with investment securities losses of $140.0 million, net, primarily due to balance sheet repositioning transactions undertaken in 2024. The largest offset to this decrease was an $11.2 million increase in other noninterest income due primarily to the $10.9 million gain on sale of assets associated with our Florida banking operations. Further offsets to the decline in total noninterest income included a $1.9 million increase in investment services and trust activities revenue, driven by growth in assets under administration and transaction fees, and an increase of $1.3 million in SBA gain on sale, which is recorded in loan revenue. Partially offsetting this increase in loan revenue was a decline in the fair value of our mortgage servicing rights of $1.0 million.
Noninterest Expense
The following table sets forth the various categories of noninterest expense for the years ended December 31, 2024, 2023, and 2022.

	For the Year Ended December 31,
(dollars in thousands)	2024	2023	$ Change	% Change	2023	2022	$ Change	% Change
Compensation and employee benefits	$82,542	$76,410	$6,132	8.0%	$76,410	$78,103	$(1,693)	(2.2)%
Occupancy expense of premises, net	10,463	10,034	429	4.3	10,034	10,272	(238)	(2.3)
Equipment	10,304	9,195	1,109	12.1	9,195	8,693	502	5.8
Legal and professional	9,107	7,365	1,742	23.7	7,365	8,646	(1,281)	(14.8)
Data processing	6,304	5,799	505	8.7	5,799	5,574	225	4.0
Marketing	2,646	3,610	(964)	(26.7)	3,610	4,272	(662)	(15.5)
Amortization of intangibles	6,149	6,247	(98)	(1.6)	6,247	6,069	178	2.9
FDIC insurance	3,896	3,294	602	18.3	3,294	1,660	1,634	98.4
Communications	700	910	(210)	(23.1)	910	1,125	(215)	(19.1)
Foreclosed assets, net	882	13	869	n/m	13	(18)	31	(172.2)
Other	11,503	9,036	2,467	27.3	9,036	8,392	644	7.7
Total noninterest expense	$144,496	$131,913	$12,583	9.5%	$131,913	$132,788	$(875)	(0.7)%
(n/m) -not meaningful

	For the Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Merger-related expenses:
Compensation and employee benefits	$314	$70	$471
Occupancy expense of premises, net	152	—	1
Equipment	198	—	29
Legal and professional	1,162	191	948
Data processing	322	65	511
Marketing	32	38	164
Communications	9	—	3
Other	143	28	74
Total impact of merger-related expenses to noninterest expense	$2,332	$392	$2,201
Noninterest expense for the year ended December 31, 2024 increased $12.6 million, or 9.5%, from $131.9 million during the same period of 2023. The increase was primarily driven by increases in compensation and employee benefits, other expense, legal and professional, and equipment of $6.1 million, $2.5 million, $1.7 million, and $1.1 million, respectively. The increase in compensation and employee benefits expense was primarily driven by annual compensation adjustments, increased headcount as a result of the DNVB acquisition, and increased incentive and commission expense. The increase in other expense stemmed primarily from an increase of $1.0 million in fraud loss expense, coupled with an increase of $1.0 million in customer deposit expense. The increase in legal and professional expense stemmed primarily from higher merger-related expenses associated with the acquisition of DNVB and the sale of our Florida banking operations, while the increase in equipment expense stemmed primarily from higher software maintenance and licensure expense, as well as merger-related expenses. The largest offset to the increase in noninterest expense was a decrease in marketing expense of $1.0 million.
Full-time equivalent employee levels were 757, 732, and 784 at December 31, 2024, 2023, and 2022, respectively.
Income Tax Expense
Our effective tax rate, or income taxes divided by income before taxes, was 28.2% for 2024 compared with 16.0% for 2023, which reflected the impact of the full-year loss before income tax expense, primarily due to the impact of balance sheet repositioning efforts, as well as the impact of tax-exempt investment and loan interest income. The effective income tax rate for 2025 is expected to be 22-24%.
Financial Condition
Following is a table that represents the major categories of the Company’s balance sheet as of the dates indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023	$ Change	% Change
Assets
Cash and cash equivalents	$204,895	$81,727	$123,168	150.7%
Total securities	1,328,433	1,870,324	(541,891)	(29.0)
Loans held for sale	749	1,045	(296)	(28.3)
Loans held for investment, net of unearned income	4,315,627	4,126,947	188,680	4.6
Allowance for credit losses	(55,200)	(51,500)	(3,700)	7.2
Total loans held for investment, net	4,260,427	4,075,447	184,980	4.5
Other assets	441,825	398,997	42,828	10.7
Total assets	$6,236,329	$6,427,540	$(191,211)	(3.0)%
Liabilities and Shareholders’ Equity
Total deposits	$5,477,982	$5,395,673	$82,309	1.5%
Total borrowings	116,562	423,560	(306,998)	(72.5)
Other liabilities	82,089	83,929	(1,840)	(2.2)
Total shareholders’ equity	559,696	524,378	35,318	6.7
Total liabilities and shareholders’ equity	$6,236,329	$6,427,540	$(191,211)	(3.0)%

Securities
The composition of debt securities available for sale and held to maturity was as follows:

	December 31,
(dollars in thousands)	2024		2023
Available for Sale	Balance	% of Total	Balance	% of Total
U.S. Treasuries	$50,399	3.8%	$—	—%
U.S. government agencies and corporations	9,941	0.7	—	—
States and political subdivisions	135,720	10.2	130,139	16.4
Mortgage-backed securities	323,439	24.3	5,311	0.7
Collateralized loan obligations	48,869	3.7	50,437	6.3
Collateralized mortgage obligations	646,109	48.7	169,196	21.3
Corporate debt securities	113,956	8.6	440,051	55.3
Fair value of debt securities available for sale	$1,328,433	100.0%	$795,134	100.0%

Held to Maturity
States and political subdivisions	$—	—%	$532,422	49.5%
Mortgage-backed securities	—	—	74,904	7.0
Collateralized mortgage obligations	—	—	467,864	43.5
Amortized cost of debt securities held to maturity	$—	—%	$1,075,190	100.0%
The Company’s investment securities portfolio is managed to provide a source of both liquidity and earnings. Its size fluctuates in part based on changes in deposit and loan levels. Management considers several factors when determining the composition of the investment securities portfolio, including expected cash flows, duration, credit quality, prepayment/extension risk, tax-equivalent yield, and the Company’s liquidity position and interest rate risk profile.
Total investment securities decreased $541.9 million, or 28.97%, from December 31, 2023 to $1.33 billion at December 31, 2024. This decrease stemmed from the sale of debt securities as part of the balance sheet repositioning, as described in more detail below, and principal cash flows received from scheduled payments, calls, and maturities. As of December 31, 2024, there were $0.4 million of gross unrealized gains and $98.9 million of gross unrealized losses in our debt securities available for sale portfolio, resulting in a net unrealized loss of $98.6 million.
The Company executed a balance sheet repositioning related to its debt securities portfolio in the fourth quarter of 2024. Specifically, the Company executed the sale of approximately $1.0 billion in market value of debt securities, including certain securities formerly classified as HTM, for a pre-tax realized loss of $140.2 million. Proceeds from the sale were utilized to purchase higher yielding debt securities and reduce borrowings. The following changes in the Company’s investment securities portfolio occurred between December 31, 2023 and 2024 as a result of the repositioning transaction:

•All securities classified as HTM were reclassified as AFS
•Mortgage-backed securities increased from $80.2 million to $323.4 million
•Municipal bonds issued by state and political subdivisions decreased from $662.6 million to $135.7 million
•Corporate debt securities decreased from $440 million to $114 million
•Approximately $60.3 million in U.S. government securities (Treasury and agency) were purchased

The Company’s MBS and CMO portfolios are primarily comprised of securities issued by GSEs such as the Federal National Mortgage Corporation, Federal Home Loan Mortgage Corporation, Government National Mortgage Corporation, and private entities. Government-backed securities are primarily comprised of 1-4 family mortgage loans and underwritten to the standards of the issuer. The receipt of principal, at par, and interest on these securities is guaranteed by the respective government entity, and as such the Company believes exposure for credit-related losses from its MBS and CMO holdings is minimal. Further, the Company owns several privately-issued CMOs. These securities are structured with high levels of credit enhancement and carry AAA ratings.
The Company’s corporate bond holdings are primarily comprised of securities that are rated in one of the three highest rating categories. When evaluating corporate bonds, management considers each issuer’s financial performance, liquidity, capital position and other company fundamentals.
Similarly, the majority of the Company’s municipal holdings carry ratings in the top three categories by one of the major statistical rating agencies. Non-rated municipal bonds held in the portfolio were issued by entities predominantly located in the

Company’s market areas. Generally, the small issue size of these bond offerings makes obtaining a credit rating prohibitively expensive, which explains the lack of a credit rating.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to our debt securities portfolio.
Loans
The composition of our loan portfolio by type of loan was as follows:

	As of December 31,
	2024		2023
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Agricultural	$119,051	2.8%	$118,414	2.9%
Commercial and industrial	1,126,813	26.1	1,075,003	26.0
Commercial real estate	2,344,681	54.2	2,225,310	54.0
Residential real estate	656,382	15.3	640,437	15.5
Consumer	68,700	1.6	67,783	1.6
Loans held for investment, net of unearned income	$4,315,627	100.0%	$4,126,947	100.0%
Loans held for sale	$749		$1,045
The composition of our commercial real estate loan portfolio as of December 31, 2024 was as follows:

	December 31, 2024
(dollars in thousands)	Amount	% of Total Loans
Construction & Development	$324,896	7.5%
Farmland	182,460	4.2
Multifamily	423,157	9.8
CRE Other:
NOO CRE Office	144,560	3.3
OO CRE Office	74,233	1.7
Industrial and Warehouse	424,503	9.8
Retail	289,142	6.7
Hotel	131,210	3.0
Other	350,520	8.1
Total CRE	$2,344,681	54.2%
Loans held for investment, net of unearned income, increased $188.7 million, or 4.6%, from December 31, 2023 to $4.32 billion, driven primarily by loans acquired in the DNVB acquisition, organic loan growth, and higher line of credit usage, partially offset by sale of gross loans of $163.6 million associated with our Florida banking operations. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit, and other conditionally approved credit lines totaled approximately $1.08 billion and $1.21 billion as of December 31, 2024 and December 31, 2023, respectively.
Our loan to deposit ratio increased to 78.8% as of December 31, 2024 as compared to 76.5% as of December 31, 2023. The loan to deposit ratio increased when compared to the prior year-end due to a larger increase in loans, as described above, than deposits.

The following table sets forth remaining maturities and rate types of loans at December 31, 2024:

						Maturities Within		Maturities After
						One Year		One Year
	Due Within	Due In	Due In	Due After		Fixed	Variable	Fixed	Variable
(dollars in thousands)	1 Year	1-5 Years	5-15 Years	15 Years	Total	Rates	Rates	Rates	Rates
Agricultural	$79,089	$33,219	$6,040	$703	$119,051	$5,509	$73,580	$28,820	$11,142
Commercial and industrial	192,185	364,855	392,931	176,842	1,126,813	66,376	125,809	541,671	392,957
Commercial real estate:
Construction & development	90,407	182,293	40,107	12,089	324,896	38,526	51,881	55,473	179,016
Farmland	16,460	90,709	56,826	18,465	182,460	10,656	5,804	124,065	41,935
Multifamily	139,388	160,036	110,800	12,933	423,157	111,036	28,352	174,034	109,735
Commercial real estate-other	154,422	837,602	366,028	56,116	1,414,168	99,553	54,869	729,088	530,658
Total commercial real estate	400,677	1,270,640	573,761	99,603	2,344,681	259,771	140,906	1,082,660	861,344
Residential real estate:
One- to four- family first liens	20,547	118,898	67,061	270,644	477,150	16,845	3,702	202,221	254,382
One- to four- family junior liens	3,449	30,824	141,899	3,060	179,232	1,601	1,848	77,584	98,199
Total residential real estate	23,996	149,722	208,960	273,704	656,382	18,446	5,550	279,805	352,581
Consumer	10,945	45,332	12,423	—	68,700	4,091	6,854	55,872	1,883
Total loans	$706,892	$1,863,768	$1,194,115	$550,852	$4,315,627	$354,193	$352,699	$1,988,828	$1,619,907
Of the $1.97 billion of variable rate loans, approximately $1.03 billion, or 52.2%, were subject to interest rate floors, with a weighted average floor rate of 4.38%.
Nonperforming Assets
The following table sets forth information concerning nonperforming assets as of the dates indicated:

	December 31,
(dollars in thousands)	2024	2023
Nonaccrual loans held for investment	$21,705	$25,891
Accruing loans contractually past due 90 days or more	142	468
Total nonperforming loans	21,847	26,359
Foreclosed assets, net	3,337	3,929
Total nonperforming assets	$25,184	$30,288

Nonaccrual loans ratio(1)	0.50%	0.63%
Nonperforming loans ratios(2)	0.51%	0.64%
Nonperforming assets ratio(3)	0.40%	0.47%

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
When compared to December 31, 2023, nonperforming loans and nonperforming assets ratios improved, with declines in both ratios of 13 and 7 basis points, respectively.
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans:
The Bank maintains a loan review and classification process which involves multiple officers of the Bank and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All commercial and agricultural loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. Risk ratings are selected from an 9-point scale with ratings as follows: ratings 1- 5 Satisfactory (pass), rating 6 Special Mention (potential weakness), rating 7 Substandard (well-defined weakness), rating 8 Doubtful, and rating 9 Loss.
When a loan officer originates a new loan, based upon proper loan authorization, they document the credit file with an offering sheet summary, supplemental underwriting analysis, relevant financial information and collateral evaluations. This information is used in the determination of the initial loan risk rating. Segregation of owner-occupied and non-owner occupied residential real estate loans is made at the time of origination. The Bank’s loan review department undertakes independent credit reviews of relationships based on either criteria established by loan policy, risk-focused sampling, or random sampling. Credit relationships with larger exposure may pose incrementally higher risks. As a result, the Bank's loan review department is required to review all credit relationships with total exposure of $7.5 million or more at least annually. In addition, the individual loan reviews consider such items as: loan type; nature, type and estimated value of collateral; borrower and/or guarantor estimated financial strength; most recently available financial information; related loans and total borrower exposure; and current and anticipated performance of the loan. The results of such reviews are presented to both executive management and the Audit Committee.

Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a Special Mention (risk rating 6) or Classified (risk ratings 7 through 9) status is warranted. At least quarterly, the loan strategy committee will meet to discuss loan relationships with total exposure of $1.0 million or above that are Special Mention rated credits, loan relationships with total exposure of $500 thousand and above that are Substandard or worse rated credits, as well as loan relationships with total exposure of $250 thousand and above that are on non-accrual. Loan relationships outside these designated thresholds are reviewed upon request. The lending officer is charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are presented to the loan strategy committee. Further, a report on all Pass/Watch (risk rating 5) loans with total exposure of $2.0 million or above is made verbally to the loan strategy committee, with loan relationships outside this threshold being reviewed upon request. The minutes of the loan strategy committee meetings are provided to the board of directors of the Bank.

Depending upon the individual facts and circumstances and the result of the classified/watch review process, loan officers and/or loan review personnel may categorize a loan relationship as requiring an individual analysis. Once that determination has occurred, the credit analyst will complete an individually analyzed worksheet that contains an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent individual analysis when deemed necessary. These judgmental evaluations may produce an initial specific allowance for recognition in the Company’s allowance for credit losses calculation. An analysis for the underlying collateral value of each individually analyzed loan relationship is completed in the last month of the quarter. The individually analyzed worksheets are reviewed by the Credit Administration department prior to quarter-end. The board of directors of the Bank on a quarterly basis reviews the special mention/classified reports including changes in credit grades of 6 or higher as well as all individually analyzed loans, the related allowances and foreclosed assets, net.

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
•Term extension.

During the year ended December 31, 2024, the amortized cost of the loans that were modified to borrowers in financial distress was $6.4 million, which represented 0.15% of total loans held for investment, net of unearned income for each respective period.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segments compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	December 31,
	2024		2023
(dollars in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$249	2.8%	$613	2.9%
Commercial and industrial	21,040	26.1	21,743	26.0
Commercial real estate	27,641	54.3	23,759	54.0
Residential real estate	4,929	15.2	4,762	15.5
Consumer	1,341	1.6	623	1.6
Total	$55,200	100.0%	$51,500	100.0%

Allowance for credit losses ratio(1)		1.28%		1.25%
Allowance for credit losses to nonaccrual loans ratio(2)		254.32%		198.91%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.
The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	For the Years Ended December 31, 2024 and 2023
(dollars in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2024
Charge-offs	$(48)	$(2,218)	$(1,079)	$(75)	$(1,359)	$(4,779)
Recoveries	981	484	22	21	132	1,640
Net (charge-offs) recoveries	$933	$(1,734)	$(1,057)	$(54)	$(1,227)	$(3,139)

Net (charge-off) recovery ratio(1)	0.02%	(0.04)%	(0.02)%	—%	(0.03)%	(0.07)%

2023
Charge-offs	$(28)	$(1,447)	$(2,337)	$(55)	$(685)	$(4,552)
Recoveries	203	373	20	27	180	803
Net (charge-offs) recoveries	$175	$(1,074)	$(2,317)	$(28)	$(505)	$(3,749)

Net (charge-off) recovery ratio(1)	—%	(0.03)%	(0.05)%	—%	(0.01)%	(0.09)%

(1) Net (charge-off) recovery ratio is calculated as net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of December 31, 2024 was $55.2 million, which was 1.28% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $51.5 million as of December 31, 2023, which was 1.25% of loans held for investment, net of unearned income. The increase in the ACL primarily reflected the $3.1 million of day 1 credit loss expense related to the acquired DNVB loans, as well as additional reserve taken to support organic loan growth, partially offset by the $1.9 million of allowance divested in connection with the sale of our Florida banking operations. The liability for off-balance sheet credit exposures totaled $4.6 million as of December 31, 2024 and December 31, 2023, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $8.8 million for the year ended December 31, 2024 as compared to a credit loss expense of $6.0 million for the year ended December 31, 2023. Gross charge-offs for the year ended December 31, 2024 were $4.8 million, while there were $1.6 million in recoveries of previously charged-off loans. The ratio of net loan charge offs to average loans for the year ended December 31, 2024 was 0.07% compared to 0.09% for the year ended December 31, 2023.

Economic Forecast: At December 31, 2024, the economic forecast used by the Company showed the following: (1) Midwest unemployment – increase in the first forecasted quarter, with little change in the second through fourth forecasted quarters; (2) national unemployment - decrease in the first two forecasted quarters, with little change in the third and fourth forecasted quarters; (3) year-to-year change in national retail sales - increases over the next four forecasted quarters; (4) year-to-year change in CRE index - decreases over the next four forecasted quarters; and (5) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
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

Based on the inherent risk in the loan portfolio, management believed that as of December 31, 2024, the ACL was adequate; however, there is no assurance that loan credit losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses for additional information related to the allowance for credit losses.
Deposits
The composition of deposits was as follows:

	As of December 31, 2024		As of December 31, 2023
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$951,423	17.4%	$897,053	16.6%
Interest checking deposits	1,258,191	22.9	1,320,435	24.5
Money market deposits	1,053,988	19.2	1,105,493	20.5
Savings deposits	820,549	15.0	650,655	12.1
Total non-maturity deposits	4,084,151	74.5	3,973,636	73.7
Time deposits of $250 and under	826,793	15.1	752,214	13.9
Brokered deposits	200,000	3.7	221,039	4.1
Time deposits of over $250	367,038	6.7	448,784	8.3
Total time deposits	$1,393,831	25.5%	$1,422,037	26.3%
Total deposits	$5,477,982	100.0%	$5,395,673	100.0%
Total deposits increased $82.3 million from December 31, 2023, or 1.5%, primarily due to $224.2 million of deposits assumed in the DNVB acquisition, partially offset by $133.4 million of deposits divested as part of the sale of our Florida banking operations. Brokered deposits decreased $21.0 million from December 31, 2023 to $200.0 million at December 31, 2024. Approximately 89.6% of our total deposits were considered “core” deposits as of December 31, 2024, compared to 87.6% at December 31, 2023. We consider core deposits to be the total of all deposits other than time deposits greater than $250 thousand and brokered deposits. See Note 10. Deposits to our consolidated financial statements for additional information related to our deposits.
The following table shows the composition and average balance of deposits for the indicated years:

	Year Ended December 31,
	2024			2023
	Average	%	Average	Average	%	Average
(dollars in thousands)	Balance	Total	Rate	Balance	Total	Rate
Noninterest bearing deposits	$936,526	17.1%	N/A	$951,188	17.4%	N/A
Interest checking deposits	1,273,518	23.4	0.89%	1,398,538	25.6	0.64%
Money market deposits	1,067,109	19.5	2.89	1,037,123	19.0	2.31
Savings deposits	748,868	13.7	1.47	624,990	11.5	0.45
Time deposits	1,439,697	26.3	4.17	1,443,770	26.5	3.47
Total deposits	$5,465,718	100.0%	2.07%	$5,455,609	100.0%	1.57%

Time deposits over $250 thousand, which represents the U.S. time deposits in excess of the FDIC insurance limit and time deposits that are otherwise uninsured, had the following maturities:

(dollars in thousands)	As of December 31, 2024	As of December 31, 2023
Three months or less	$271,351	$367,510
Over three through six months	67,352	102,017
Over six months through one year	187,458	156,628
Over one year	40,877	43,668
Total	$567,038	$669,823
Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt for the periods presented.

	Year Ended December 31,
(dollars in thousands)	2024	2023
Securities sold under agreements to repurchase	$3,186	$5,064
Federal home loan bank advances	—	10,200
Federal reserve bank borrowings	—	285,000
Total short-term borrowings	$3,186	$300,264

Junior subordinated notes issued to capital trusts	$42,471	$42,293
Subordinated debentures	64,268	64,137
Finance lease payable	398	604
Federal home loan bank borrowings	4,239	6,262
Other long-term debt	2,000	10,000
Total long-term debt	$113,376	$123,296
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

The following table summarizes the Bank’s commitments by expiration period, as of December 31, 2024:

		Less than	1 to 3	3 to 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$1,073,297	$326,554	$263,892	$129,126	$353,725
Commitments to sell loans	749	749	—	—	—
Standby letters of credit	7,440	—	6,016	513	911
Total	$1,081,486	$327,303	$269,908	$129,639	$354,636

Capital Resources
Contractual Obligations
We are a party to many contractual financial obligations, including repayments of deposits and borrowings and payments for noncancellable operating lease and finance lease obligations. The table below summarizes certain future financial obligations of the Company due by period, as of December 31, 2024:

Contractual Obligations		Less than	1 to 3	3 to 5	More than
(dollars in thousands)	Total	1 year	years	years	5 years
Time certificates of deposit	$1,393,831	$1,208,065	$164,931	$17,217	$3,618
Federal funds purchased, repurchase agreements, and FHLB overnight advances	3,186	3,186	—	—	—
FHLB borrowings	4,239	—	—	4,239	—
Junior subordinated notes issued to capital trusts	42,471	—	—	—	42,471
Subordinated debentures	64,268	—	—	—	64,268
Other long-term debt	2,000	—	2,000	—	—
Noncancellable operating leases and finance lease obligations	3,508	848	921	236	1,503
Total	$1,513,503	$1,212,099	$167,852	$21,692	$111,860
Shareholders’ Equity & Capital Adequacy
The following table summarizes certain capital ratios and per share amounts of the Company for the periods presented:

	December 31, 2024	December 31, 2023
Common equity ratio	8.97%	8.16%
Tangible common equity ratio(1)	7.57%	6.90%
Total risk-based capital ratio	14.07%	12.53%
Tier 1 risk-based capital ratio	11.59%	10.38%
Common equity tier 1 risk-based capital ratio	10.73%	9.59%
Tier 1 leverage ratio	9.15%	8.58%
Book value per share	$26.94	$33.41
Tangible book value per share(1)	$22.37	$27.90
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders’ Equity: Total shareholders’ equity was $559.7 million as of December 31, 2024, compared to $524.4 million as of December 31, 2023, an increase of $35.3 million, or 6.74%, driven primarily by increases in common stock outstanding and additional paid-in-capital stemming from the common equity capital raise in the third quarter of 2024, partially offset by a decrease in retained earnings and an increase in accumulated other comprehensive loss.
Capital Adequacy: The Federal Reserve uses capital adequacy guidelines in its examination and regulation of bank holding companies and their subsidiary banks. Risk-based capital ratios are established by allocating assets and certain off-balance-sheet commitments into four risk-weighted categories. These balances are then multiplied by the factor appropriate for that risk-weighted category. Pursuant to the Basel III Rules, the Company and the Bank, respectively, are subject to regulatory capital adequacy requirements promulgated by the Federal Reserve and the FDIC. Failure by the Company or the Bank to meet minimum capital requirements could result in certain mandatory and discretionary actions by our regulators that could have a material adverse effect on our consolidated financial statements. Under the capital requirements and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 capital (as defined in the regulations) and Common Equity Tier 1 Capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and a leverage ratio consisting of Tier 1 capital (as defined in the regulations) to average assets (as defined in the regulations). As of December 31, 2024, the Company and the Bank exceeded federal regulatory minimum capital requirements to be classified as well-capitalized (including the capital conservation buffer). See Note 17. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our consolidated financial statements for additional information related to our regulatory capital ratios.

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
Stock Compensation
On April 27, 2023, the Company’s shareholders approved the MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the MidWestOne Financial Group, Inc. 2017 Equity Incentive Plan.
Restricted stock units were granted to certain officers and directors of the Company on February 15, 2024, May 15, 2024, and August 15, 2024, in the amounts of 104,326, 17,264, and 5,968, respectively. Additionally, during the year ended 2024, 106,527 whole restricted stock units were vested in connection with the vesting of previously awarded grants of restricted stock units, of which 22,398 shares were surrendered by grantees to satisfy tax requirements. There were 7,537 unvested restricted stock units forfeited. Additionally, officers and directors received cash in lieu of 127 fractional restricted stock units vested during 2024.
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
Cash and cash equivalents are summarized in the table below:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Cash and due from banks	$71,803	$76,237
Interest-bearing deposits	133,092	5,479
Federal funds sold	—	11
Total	$204,895	$81,727
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $63.2 million for the year ended December 31, 2024 and $62.6 million for the year ended December 31, 2023.
As of December 31, 2024, we had outstanding commitments to extend credit to borrowers of $1.07 billion, standby letters of credit of $7.4 million, and commitments to sell loans of $0.7 million. Certificates of deposit maturing in one year or less totaled $1.21 billion as of December 31, 2024. We believe that a significant portion of these deposits will remain with us upon maturity.

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

Non-GAAP Presentations
Certain ratios and amounts not in conformity with GAAP are provided to evaluate and measure the Company’s operating performance and financial condition, including return on average tangible equity, tangible common equity, tangible book value per share, tangible common equity ratio, net interest margin (tax equivalent), core net interest margin, efficiency ratio, adjusted earnings, and adjusted earnings per share. Management believes these ratios and amounts provide investors with useful information regarding the Company’s profitability, financial condition and capital adequacy, consistent with how management evaluates the Company’s financial performance. The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent.

Return on Average Tangible Equity	For the Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Net (loss) income	$(60,289)	$20,859	$60,835
Intangible amortization, net of tax(1)	4,561	4,685	4,552
Tangible net (loss) income	$(55,728)	$25,544	$65,387

Average shareholders’ equity	$544,162	$505,751	$500,471
Average intangible assets, net	(96,699)	(89,539)	(88,917)
Average tangible equity	$447,463	$416,212	$411,554

Return on average equity	(11.08)%	4.12%	12.16%
Return on average tangible equity(2)	(12.45)%	6.14%	15.89%
(1)The income tax rate utilized was the blended marginal tax rate
(2) Tangible net income divided by average tangible equity

Tangible Common Equity / Tangible Book Value Per Share/ Tangible Common Equity Ratio	As of December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Total shareholders’ equity	$559,696	$524,378	$492,793
Intangible assets, net	(94,807)	(86,546)	(92,792)
Tangible common equity	$464,889	$437,832	$400,001

Total assets	$6,236,329	$6,427,540	$6,577,876
Intangible assets, net	(94,807)	(86,546)	(92,792)
Tangible assets	$6,141,522	$6,340,994	$6,485,084

Book value per share	$26.94	$33.41	$31.54
Tangible book value per share(1)	$22.37	$27.90	$25.60
Shares outstanding	20,777,485	15,694,306	15,623,977

Common equity ratio	8.97%	8.16%	7.49%
Tangible common equity ratio(2)	7.57%	6.90%	6.17%
(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

Net Interest Margin, Tax Equivalent / Core Net Interest Margin	For the Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Net interest income	$157,537	$144,172	$166,358
Tax equivalent adjustments:
Loans(1)	3,840	3,010	2,507
Securities(1)	1,316	1,813	2,409
Net interest income, tax equivalent	$162,693	$148,995	$171,274
Loan purchase discount accretion	(6,335)	(3,729)	(4,561)
Core net interest income	$156,358	$145,266	$166,713

Net interest margin	2.58%	2.38%	2.84%
Net interest margin, tax equivalent(2)	2.66%	2.46%	2.92%
Core net interest margin(3)	2.56%	2.40%	2.85%
Average interest earning assets	$6,117,428	$6,055,994	$5,859,160
(1) The federal statutory tax rate utilized was 21%.
(2) Tax equivalent net interest income divided by average interest earning assets.
(3) Core net interest income divided by average interest earning assets.

Efficiency Ratio	For the Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Total noninterest expense	$144,496	$131,913	$132,788
Amortization of intangibles	(6,149)	(6,247)	(6,069)
Merger-related expenses	(2,332)	(392)	(2,201)
Noninterest expense used for efficiency ratio	$136,015	$125,274	$124,518

Net interest income, tax equivalent(1)	$162,693	$148,995	$171,274
Plus: Noninterest (loss) income	(88,247)	18,423	47,519
Less: Investment securities (losses) gains, net	(139,952)	(18,789)	271
Net revenues used for efficiency ratio	$214,398	$186,207	$218,522

Efficiency ratio(2)	63.44%	67.28%	56.98%
(1) The federal income tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles, merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities (losses) gains.

Adjusted Earnings	For the Year Ended December 31,
(dollars in thousands, except per share data)	2024	2023	2022
Net (loss) income	$(60,289)	$20,859	$60,835
Less: Investment securities (losses) gains, net of tax(1)	(103,818)	(14,092)	203
Less: Mortgage servicing rights (loss) gain, net of tax(1)	(817)	(66)	4,295
Plus: Merger-related expenses, net of tax(1)	1,730	294	1,651
Less: Gain on branch sale, net of tax(1)	8,122	—	—
Adjusted earnings	$37,954	$35,311	$57,988

Weighted average diluted common shares outstanding	17,030	15,725	15,701

Earnings (loss) per common share - diluted	$(3.54)	$1.33	$3.87
Adjusted earnings per common share(2)	$2.23	$2.25	$3.69
(1) The income tax rate utilized was the blended marginal tax rate.
(2) Adjusted earnings divided by weighted average diluted common shares outstanding.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In general, market risk is the risk of changes in asset values due to movements in underlying market rates and prices. Interest rate risk is the risk to earnings and capital arising from movements in interest rates. Interest rate risk is the most significant market risk affecting us as other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.
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

Interest Rate Risk
Interest rate risk is defined as the exposure of net interest income and fair value of financial instruments (interest-earning assets, deposits and borrowings) to movements in interest rates. The Company’s results of operations depend to a large degree on its net interest income and its ability to manage interest rate risk. The Company considers interest rate risk to be a significant market risk. The major sources of the Company’s interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, changes in customer behavior and changes in relationships between rate indices (basis risk). Management measures these risks and their impact in various ways, including through the use of income simulation and valuation analyses. Multiple interest rate scenarios are used in this analysis which include changes in interest rates, spread narrowing and widening, yield curve twists and changes in assumptions about customer behavior in various interest rate scenarios. A mismatch between maturities, interest rate sensitivities and prepayment characteristics of assets and liabilities results in interest rate risk. Like most financial institutions, we have material interest rate risk exposure to changes in both short-term and long-term interest rates, as well as variable interest rate indices (e.g., the prime rate or SOFR).
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

We use a third party service to model and measure our exposure to potential interest rate changes. For various assumed hypothetical changes in market interest rates, numerous other assumptions are made, such as prepayment speeds on loans and securities backed by mortgages, the slope of the Treasury yield-curve, the rates and volumes of our deposits, and the rates and volumes of our loans. There are two primary tools used to evaluate interest rate risk: net interest income simulation and economic value of equity ("EVE"). In addition, interest rate gap is reviewed to monitor asset and liability repricing over various time periods.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 basis points or 200 basis points, or an immediate increase of 100 basis points or 200 basis points:

	Immediate Change in Rates
(dollars in thousands)	-200	-100	+100	+200
December 31, 2024
Dollar change	$(16,026)	$(7,283)	$6,707	$13,028
Percent change	(7.8)%	(3.5)%	3.2%	6.3%

December 31, 2023
Dollar change	$1,280	$(347)	$229	$111
Percent change	0.9%	(0.2)%	0.2%	0.1%
As of December 31, 2024, 41.1% of the Company’s interest-earning asset balances will reprice or are expected to pay down in the next 12 months, and 40.3% of the Company’s deposit balances are low cost or no cost deposits.

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
Net cash inflows from operating activities were $63.2 million during the year ended December 31, 2024, compared with $62.6 million in the year ended December 31, 2023, and $90.3 million in the year ended December 31, 2022. Net cash inflows from investing activities were $312.3 million during the year ended December 31, 2024, compared with net cash inflows of $129.7 million in the year ended December 31, 2023, and net cash outflows of $273.3 million in the year ended December 31, 2022. Net cash outflows from financing activities were $252.3 million during the year ended December 31, 2024, compared with net cash outflows of $197.0 million in the year ended December 31, 2023, and net cash inflows of $65.5 million in the year ended December 31, 2022.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines;
•Federal Reserve Bank Discount Window;
•Federal Home Loan Bank Advances;
•Brokered Deposits; and
•Brokered Repurchase Agreements.
Federal Funds Lines: Federal funds positions provide a source of short-term liquidity funding for the Bank. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of December 31, 2024, the Bank maintains several unsecured federal funds lines totaling $110.0 million, which are tested annually to ensure availability. There were no amounts outstanding under such lines at December 31, 2024.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is an additional source of liquidity, particularly during periods of economic uncertainty or stress. As of December 31, 2024, the Bank had investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, and collateralized mortgage obligations, with an approximate market value of $353.9 million, pledged to the Federal Reserve Bank of Chicago for liquidity purposes and had additional borrowing capacity of $330.1 million. There were no outstanding borrowings through the FRB Discount Window at December 31, 2024.
Federal Home Loan Bank Advances: FHLB advances provide both a source of liquidity and long-term funding for the Bank. All credit exposure, including advances and federal funds borrowings from the FHLBDM, are collateralized primarily by one- to four-family residential, commercial, and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current credit limit established by the FHLBDM is equal to 45% of the Bank’s total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit, and other sources of credit exposure to the FHLB. As of December 31, 2024, the Bank had no short-term FHLB advances and $4.2 million in long-term FHLB borrowings outstanding, and additional borrowing capacity of $624.0 million.

Brokered Deposits and Reciprocal Deposits: The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. Board approval is required to exceed this limit. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits and an “undercapitalized” rating prohibits the Bank from using brokered deposits. At December 31, 2024, the Company held $200.0 million of brokered deposits and $221.0 million as of December 31, 2023.
Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5.00 billion, with some exceptions for financial institutions that do not meet such criteria. At December 31, 2024, the Company had $25.3 million of reciprocal time deposits and $156.2 million of reciprocal interest bearing non-maturity deposits, and $95.0 million non-interest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 15% of total assets. There were no outstanding brokered repurchase agreements at December 31, 2024.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MidWestOne Financial Group, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses
At December 31, 2024, the Company’s total loans were $4.32 billion and the associated allowance for credit losses was $55.2 million. As explained in Note 1 of the consolidated financial statements, the allowance for credit losses consists of reserves for expected losses over the life of the loans that have been identified by management related to specific borrowing relationships that are collateral dependent financial assets evaluated for impairment (individual basis), as well as expected credit losses inherent in the loan portfolio that are not specifically identified (pool basis). The Company measures expected credit losses of financial assets on a collective (pool) basis when the financial assets share similar risk characteristics. Depending on the nature of the pool of financial assets with similar risk characteristics, the Company uses a discounted cash flow (DCF) method or a loss-rate method to estimate expected credit losses which includes adjustments for forecast periods. In addition, management utilizes qualitative factors to adjust the calculated allowance for credit losses as appropriate. Qualitative factors are based on management’s judgement of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

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
Des Moines, Iowa
March 11, 2025

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2024	2023
ASSETS
Cash and due from banks	$71,803	$76,237
Interest earning deposits in banks	133,092	5,479
Federal funds sold	—	11
Total cash and cash equivalents	204,895	81,727
Debt securities available for sale at fair value	1,328,433	795,134
Held to maturity securities at amortized cost	—	1,075,190
Total securities	1,328,433	1,870,324
Loans held for sale	749	1,045
Gross loans held for investment	4,328,413	4,138,352
Unearned income, net	(12,786)	(11,405)
Loans held for investment, net of unearned income	4,315,627	4,126,947
Allowance for credit losses	(55,200)	(51,500)
Total loans held for investment, net	4,260,427	4,075,447
Premises and equipment, net	90,851	85,742
Goodwill	69,788	62,477
Other intangible assets, net	25,019	24,069
Foreclosed assets, net	3,337	3,929
Other assets	252,830	222,780
Total assets	$6,236,329	$6,427,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$951,423	$897,053
Interest bearing deposits	4,526,559	4,498,620
Total deposits	5,477,982	5,395,673
Short-term borrowings	3,186	300,264
Long-term debt	113,376	123,296
Other liabilities	82,089	83,929
Total liabilities	5,676,633	5,903,162

Commitments and contingencies (Note 18)

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 21,580,067 and 16,581,017; outstanding shares of 20,777,485 and 15,694,306	21,580	16,581
Additional paid-in capital	414,987	302,157
Retained earnings	217,776	294,784
Treasury stock at cost, 802,582 and 886,711 shares	(21,885)	(24,245)
Accumulated other comprehensive loss	(72,762)	(64,899)
Total shareholders' equity	559,696	524,378
Total liabilities and shareholders' equity	$6,236,329	$6,427,540
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022
Interest income
Loans, including fees	$244,569	$202,179	$148,284
Taxable investment securities	38,787	38,978	39,019
Tax-exempt investment securities	5,712	7,540	9,379
Other	5,206	916	77
Total interest income	294,274	249,613	196,759
Interest expense
Deposits	113,109	85,764	20,245
Short-term borrowings	15,542	11,119	3,070
Long-term debt	8,086	8,558	7,086
Total interest expense	136,737	105,441	30,401
Net interest income	157,537	144,172	166,358
Credit loss expense	8,782	5,849	4,492
Net interest income after credit loss expense	148,755	138,323	161,866
Noninterest income
Investment services and trust activities	14,196	12,249	11,223
Service charges and fees	8,629	8,349	7,477
Card revenue	7,618	7,214	7,210
Loan revenue	4,982	4,700	10,504
Bank-owned life insurance	2,926	2,500	2,305
Investment securities (losses) gains, net	(139,952)	(18,789)	271
Other	13,354	2,200	8,529
Total noninterest (loss) income	(88,247)	18,423	47,519
Noninterest expense
Compensation and employee benefits	82,542	76,410	78,103
Occupancy expense of premises, net	10,463	10,034	10,272
Equipment	10,304	9,195	8,693
Legal and professional	9,107	7,365	8,646
Data processing	6,304	5,799	5,574
Marketing	2,646	3,610	4,272
Amortization of intangibles	6,149	6,247	6,069
FDIC insurance	3,896	3,294	1,660
Communications	700	910	1,125
Foreclosed assets, net	882	13	(18)
Other	11,503	9,036	8,392
Total noninterest expense	144,496	131,913	132,788
(Loss) income before income tax (benefit) expense	(83,988)	24,833	76,597
Income tax (benefit) expense	(23,699)	3,974	15,762
Net (loss) income	$(60,289)	$20,859	$60,835

Per common share information
Earnings (loss) - basic	$(3.54)	$1.33	$3.89
Earnings (loss) - diluted	$(3.54)	$1.33	$3.87
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Net (loss) income	$(60,289)	$20,859	$60,835

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain from AFS debt securities:
Unrealized net (loss) gain on debt securities AFS	(152,529)	10,421	(111,667)
Reclassification adjustment for losses (gains) included in net income	139,952	19,768	(271)
Reclassification of the change in fair value of AFS debt securities attributable to change in hedged risk	594	(819)	—
Income tax benefit (expense)	3,032	(7,433)	28,951
Unrealized net (loss) gain on AFS debt securities, net of reclassification adjustments	(8,951)	21,937	(82,987)
Reclassification of AFS debt securities to HTM on January 1, 2022:
Amortization of the net unrealized loss from the reclassification of AFS debt securities to HTM	1,346	2,284	3,781
Income tax expense	(341)	(578)	(976)
Amortization of net unrealized loss from the reclassification of AFS debt securities to HTM, net	1,005	1,706	2,805
Unrealized gain from cash flow hedging instruments:
Unrealized net gains in cash flow hedging instruments	2,897	2,471	—
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(2,786)	(1,795)	—
Income tax expense	(28)	(171)	—
Unrealized net gains on cash flow hedge instruments, net of reclassification adjustment	83	505	—
Other comprehensive (loss) income, net of tax	$(7,863)	$24,148	$(80,182)
Comprehensive (loss) income	$(68,152)	$45,007	$(19,347)
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
(dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$16,581	$300,940	$243,365	$(24,546)	$(8,865)	$527,475
Net income	—	—	60,835	—	—	60,835
Other comprehensive loss	—	—	—	—	(80,182)	(80,182)
Release/lapse of restriction on RSUs (44,231 shares, net)	—	(1,396)	(41)	1,156	—	(281)
Repurchase of common stock (91,401 shares)	—	—	—	(2,725)	—	(2,725)
Share-based compensation	—	2,541	—	—	—	2,541
Dividends paid on common stock ($0.9500 per share)	—	—	(14,870)	—	—	(14,870)
Balance at December 31, 2022	$16,581	$302,085	$289,289	$(26,115)	$(89,047)	$492,793
Net income	—	—	20,859	—	—	20,859
Other comprehensive income	—	—	—	—	24,148	24,148
Release/lapse of restriction on RSUs (70,329 shares, net)	—	(2,331)	(148)	1,870	—	(609)
Repurchase of common stock (0 shares)	—	—	—	—	—	—
Share-based compensation	—	2,403	—	—	—	2,403
Dividends paid on common stock ($0.9700 per share)	—	—	(15,216)	—	—	(15,216)
Balance at December 31, 2023	$16,581	$302,157	$294,784	$(24,245)	$(64,899)	$524,378
Net loss	—	—	(60,289)	—	—	(60,289)
Other comprehensive loss	—	—	—	—	(7,863)	(7,863)
Issuance of common stock (4,999,050 shares), net of expenses $257	4,999	113,634	—	—	—	118,633
Release/lapse of restriction on RSUs (84,129 shares, net)	—	(2,704)	(210)	2,360	—	(554)
Share-based compensation	—	1,900	—	—	—	1,900
Dividends paid on common stock ($0.9700 per share)	—	—	(16,509)	—	—	(16,509)
Balance at December 31, 2024	$21,580	$414,987	$217,776	$(21,885)	$(72,762)	$559,696

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Operating Activities:
Net (loss) income	$(60,289)	$20,859	$60,835
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	8,782	5,849	4,492
Depreciation, amortization, and accretion	7,697	12,572	10,162
Net change in premises and equipment due to writedown or sale	78	(92)	724
Share-based compensation	1,900	2,403	2,541
Net loss (gain) on call or sale of debt securities available for sale	139,952	19,768	(271)
Net gain on sale of equity securities	—	(979)	—
Net change in foreclosed assets due to writedown or sale	357	(38)	(31)
Net gain on sale of loans held for sale	(1,357)	(1,166)	(1,842)
Origination of loans held for sale	(68,670)	(49,166)	(90,493)
Proceeds from sales of loans held for sale	70,323	49,899	104,640
Increase in cash surrender value of bank-owned life insurance	(2,719)	(2,500)	(2,305)
(Increase) decrease in deferred income taxes, net	(24,276)	(330)	4,326
Bargain purchase gain	—	—	(3,769)
Gain on sale of Florida banking operations	(10,949)	—	—
Change in:
Other assets	7,356	6,420	(37,206)
Other liabilities	(5,001)	(929)	38,525
Net cash provided by operating activities	$63,184	$62,570	$90,328
Investing Activities:
Purchases of equity securities	$(875)	$(1,125)	$(1,250)
Proceeds from sales of equity securities	—	2,011	—
Proceeds from sales of debt securities available for sale	1,067,568	326,179	129,823
Proceeds from maturities, calls and payments of debt securities available for sale	183,383	130,740	142,006
Purchases of debt securities available for sale	(847,825)	(89,815)	(386,278)
Proceeds from maturities, calls and payments of debt securities held to maturity	36,881	54,543	125,456
Net increase in loans held for investment	(143,644)	(290,174)	(312,562)
Purchases of premises and equipment	(2,404)	(4,055)	(2,663)
Proceeds from sale of foreclosed assets	3,260	184	795
Proceeds from sale of premises and equipment	7	1,240	29
Proceeds of principal and earnings from bank-owned life insurance	948	—	—
Net cash (paid) acquired in business acquisition	(28,621)	—	31,375
Net cash received in divestiture of Florida banking operations	43,625	—	—
Net cash provided by (used in) investing activities	$312,303	$129,728	$(273,269)
Financing Activities:
Net (decrease) increase in:
Deposits	$(9,094)	$(73,389)	$(109,378)
Short-term borrowings	(334,578)	(91,609)	208,964
Payments on finance lease liability	(206)	(183)	(164)
Proceeds from Federal Home Loan Bank borrowings	4,239	—	—
Payments of Federal Home Loan Bank borrowings	(6,250)	(11,000)	(31,000)
Proceeds from other long-term debt	—	—	25,000
Payments of other long-term debt	(8,000)	(5,000)	(10,000)
Taxes paid relating to the release/lapse of restriction on RSUs	(554)	(609)	(281)
Dividends paid	(16,509)	(15,216)	(14,870)
Proceeds from issuance of common stock	118,890	—	—
Payment of stock issuance costs	(257)	—	—
Repurchase of common stock	—	—	(2,725)
Net cash (used in) provided by financing activities	$(252,319)	$(197,006)	$65,546
Net change in cash and cash equivalents	$123,168	$(4,708)	$(117,395)
Cash and cash equivalents at beginning of year	81,727	86,435	203,830
Cash and cash equivalents at end of year	$204,895	$81,727	$86,435

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$139,968	$97,505	$27,841
Total cash paid during the period for income taxes, net of refunds:	7,525	3,437	13,222
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$3,025	$3,972	$510
Transfer of premises and equipment (from) to assets held for sale	(325)	327	1,349
Transfer of debt securities available for sale to held to maturity	—	—	1,253,179
Transfer of debt securities held to maturity to available for sale	1,046,489	—	—

Supplemental Schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$52,493	$—	$119,820
Total loans held for investment, net	207,095	—	281,326
Premises and equipment	11,091	—	7,363
Assets held for sale	1,979	—	—
Goodwill	9,041	—	—
Core deposit intangible	7,100	—	16,500
Bank-owned life insurance	—	—	7,862
Other assets	4,987	—	6,278
Total non-cash assets acquired	$293,786	$—	$439,149

Liabilities assumed:
Deposits	$224,248	$—	$463,638
Short-term borrowings	37,500	—	1,541
FHLB borrowings	—	—	250
Other liabilities	3,417	—	1,326
Total liabilities assumed	$265,165	$—	$466,755

Supplemental Schedule of non-cash investing activities from divestiture:
Non-cash assets divested:
Total loans held for investment, net	$161,359	$—	$—
Premises and equipment	3,511	—	—
Goodwill	1,730	—	—
Other assets	375	—	—
Total non-cash assets divested	$166,975	$—	$—

Liabilities divested:
Deposits	$133,403	$—	$—
Other liabilities	231	—	—
Total liabilities divested	$133,634	$—	$—

See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Nature of Business and Significant Accounting Policies

Nature of business: MidWestOne Financial Group, Inc. (the “Company”), an Iowa Corporation formed in 1983, is a bank holding company under the BHCA and a financial holding company under the GLBA. Our principal executive offices are located at 102 South Clinton Street, Iowa City, Iowa 52240. The Company owns all of the outstanding common stock of MidWestOne Bank (the “Bank”), an Iowa state non-member bank chartered in 1934 with its main office in Iowa City, Iowa. We operate primarily through MidWestOne Bank, our bank subsidiary, and provide services to individuals, businesses, governmental units and institutional customers through a total of 56 banking offices as of December 31, 2024 in central and eastern Iowa, the Minneapolis/St. Paul metropolitan area in Minnesota, southwestern Wisconsin, and Denver, Colorado. The Bank is actively engaged in many areas of commercial banking, including: acceptance of demand, savings and time deposits; making commercial, real estate, agricultural and consumer loans, and other banking services tailored for its individual customers. The wealth management area of the Bank administers estates, personal trusts, and conservatorship accounts along with providing other management services to customers.

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

Certain Significant Estimates: The allowance for credit losses and the annual impairment testing of goodwill and other intangible assets involve certain significant estimates made by management. These estimates are reviewed by management routinely, and it is reasonably possible that circumstances that exist may change in the near-term future and that the effect could be material to the consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of MidWestOne Financial Group, Inc., a bank holding company, and its wholly-owned subsidiary MidWestOne Bank, which is a state chartered bank whose primary federal regulator is the FDIC. All significant inter-company accounts and transactions have been eliminated in consolidation.

Private Wealth assets, other than cash deposits held by the Bank in a fiduciary or agency capacity for its customers, are not included in the accompanying consolidated financial statements because such accounts are not assets of the Bank.

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

The Company employs valuation techniques that utilize observable inputs when those inputs are available. These observable inputs reflect assumptions market participants would use in pricing the security, developed based on market data obtained from sources independent of the Company. When such information is not available, the Company employs valuation techniques which utilize unobservable inputs, or those which reflect the Company’s own assumptions about assumptions that market participants would use, based on the best information available in the circumstances. These valuation methods typically involve cash flow and other financial modeling techniques. Changes in underlying factors, assumptions, estimates, or other inputs to the valuation techniques could have a material impact on the Company’s future financial condition and results of operations. Fair value measurements are required to be classified as Level 1 (quoted prices), Level 2 (based on observable inputs), or Level 3 (based on unobservable inputs) discussed in more detail in Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements.

Purchase premiums and discounts are recognized in interest income using the interest method between the date of purchase and the first call date, or the maturity date of the security when there is no call date. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Held to Maturity Debt Securities - The Company evaluates debt securities held to maturity for current expected credit losses. Held to maturity securities are evaluated on a quarterly basis using historical probability of default and loss given default information specific to the investment category. If this evaluation determines that credit losses exist, an allowance for credit loss is recorded and included in earnings as a component of credit loss expense. The Company's mortgage-backed securities and collateralized mortgage obligations are issued by U.S. government agencies and U.S. government-sponsored enterprises and are implicitly guaranteed by the U.S. government, and as such are excluded from the credit loss evaluation. Accrued interest receivable on held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Commercial and Industrial - Commercial and industrial loans are primarily made based on the reported cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The collateral support provided by the borrower for most of these loans and the probability of repayment are based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. The primary repayment risks of commercial and industrial loans are that the cash flows of the borrower may be unpredictable, and the collateral securing these loans may fluctuate in value. The size of the loans the Company can offer to commercial customers is less than the size of the loans that competitors with larger lending limits can offer. This may limit the Company’s ability to establish relationships with the largest businesses in the areas in which the Company operates and may result in the Company assuming greater lending risks. Collateral for these loans generally includes accounts receivable, inventory, equipment and real estate. However, depending on the overall financial condition of the borrower, some loans are made on an unsecured basis. The collateral securing these loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, a decline in the U.S. economy could harm or continue to harm the businesses of the Company’s commercial and industrial customers and reduce the value of the collateral securing these loans.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables. For the loan pools utilizing the DCF method, management utilizes one or multiple of the following economic variables: Midwest unemployment, US unemployment, national retail sales, CRE index, and U.S. gross domestic product.

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Goodwill and Other Intangibles: Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as acquisitions. Under ASC Topic 350, goodwill of a reporting unit is tested for impairment on an annual basis, or between annual tests if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. The Company's annual assessment is done at the reporting unit level, which the Company has concluded is at the consolidated level. The Company concluded that goodwill was not impaired and therefore did not recognize any impairment losses during the year ended December 31, 2024 and December 31, 2023.

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

Mortgage Servicing Rights: Mortgage servicing rights are recorded at fair value based on assumptions through a third party valuation service. The valuation model incorporates assumptions that are observable in the marketplace and that market participants would use in estimating future net servicing income, such as the servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

Bank-Owned Life Insurance: BOLI represents life insurance policies on the lives of certain Company officers and directors or former officers and directors for which the Company is the beneficiary. Bank-owned life insurance is carried at cash surrender

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In accordance with ASC 740, Income Taxes, the Company recognizes a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized upon examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material unrecognized tax benefits or any interest or penalties on any unrecognized tax benefits as of December 31, 2024 and 2023.

Common Stock: On June 22, 2021, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2023. The repurchase program replaced the Company’s prior repurchase program, which was due to expire on December 31, 2021. Since June 23, 2021 and through April 27, 2023, the Company repurchased 403,368 shares of common stock for approximately $12.0 million, leaving $3.0 million available to be repurchased.

On April 27, 2023, the Board of Directors of the Company approved a new share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. This new repurchase program replaced the Company’s prior repurchase program, adopted in June 2021, which was due to expire on December 31, 2023. Since April 28, 2023 and through December 31, 2024, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

Comprehensive Income: Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of shareholders’ equity on the consolidated balance sheets, and are disclosed in the consolidated statements of comprehensive income.

Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption in 2024:
On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure of additional information about specific expense categories in the notes to the financial statements. This ASU does not change or remove current expense disclosure requirements, but does affect where this information appears in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amendments should be applied on a prospective or a retrospective basis, with an option to early adopt. The Company is currently evaluating the impact of ASU 2024-03.

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

Accounting Guidance Adopted in 2024:
On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASC 848 contains optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. Certain optional expedients and exceptions for contract modifications and hedging relationships were amended in ASU 2021-01, Reference Rate Reform (Topic 848): Scope Refinement, issued on January 7, 2021. In addition, ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which time entities will no longer be permitted to apply the relief in Topic 848. The adoption of ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

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

On November 27, 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. Enhanced disclosures about significant segment expenses are included within this ASU. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with an option to early adopt. The amendments should be applied retrospectively to all prior periods presented in the financial statements, with the segment expense categories and amounts disclosed in prior periods being based on the significant segment expense categories identified and disclosed in the period of adoption. The adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

Note 2.Business Combinations
Denver Bankshares, Inc:
On January 31, 2024, the Company acquired 100% of the equity of DNVB through a merger of DNVB with and into the Company, and acquired its wholly-owned banking subsidiary, BOD, for cash consideration of $32.6 million. The primary reason for the acquisition was to increase our presence in the Denver, Colorado market. Immediately following the completion of the acquisition, BOD was merged with and into the Bank.
The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of the January 31, 2024 acquisition date, net of any applicable tax effects using a methodology similar to the Company's legacy assets and liabilities (refer to Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements for additional information regarding the fair value methodology). Initial accounting for the assets acquired and liabilities assumed was incomplete at December 31, 2024. Thus, such amounts recognized in the financial statements have been determined to be provisional. The excess of the consideration paid over the fair value of the net assets acquired is recorded as goodwill. This goodwill is not deductible for tax purposes. The revenue and earnings amount specific to DNVB since the acquisition date that are included in the consolidated results for the year ended December 31, 2024 are not readily determinable. The disclosures of these amounts are impracticable due to the merging of certain processes and systems at the acquisition date.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below summarizes the amounts recognized as of the acquisition date of DNVB for each major class of assets acquired and liabilities assumed:

(dollars in thousands)	January 31, 2024
Merger consideration
Cash consideration	$32,600
Identifiable net assets acquired, at fair value
Assets acquired
Cash and due from banks	$462
Interest earning deposits in banks	3,517
Debt securities	52,493
Loans held for investment	207,095
Premises and equipment	13,070
Core deposit intangible	7,100
Other assets	4,987
Total assets acquired	288,724
Liabilities assumed
Deposits	$(224,248)
Short-term borrowings	(37,500)
Other liabilities	(3,417)
Total liabilities assumed	(265,165)
Identifiable net assets acquired, at fair value	23,559
Goodwill	$9,041
For illustrative purposes only, the following table presents certain unaudited pro forma information for the years ended December 31, 2024 and December 31, 2023. This unaudited, estimated pro forma information was calculated as if DNVB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of DNVB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma for the
	Years Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023
Total revenues	$67,942	$176,353
Net (loss) income	$(58,073)	$19,288
EPS - basic	$(3.41)	$1.23
EPS - diluted	$(3.41)	$1.23
Iowa First Bancshares Corp:
On June 9, 2022, the Company acquired 100% of the equity of IOFB through a merger and acquired its wholly-owned subsidiaries FNBM and FNBF for cash consideration of $46.7 million. Immediately following the completion of the acquisition, FNBM and FNBF were merged with and into the Bank. The Company acquired $517.2 million of assets, assumed $466.8 million of liabilities, and recognized a bargain purchase gain of $3.8 million in connection with this transaction, which was recorded in ‘Other’ noninterest income. The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the year ended December 31, 2022. This unaudited, estimated pro forma information was calculated as if IOFB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of IOFB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective period. The pro forma information is not

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, MidWestOne expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited Pro Forma for the
Year Ended December 31,
(dollars in thousands, except per share amounts)	2022
Total revenues	$217,157
Net income	$61,451
EPS - basic	$3.93
EPS - diluted	$3.91
Divestitures:
On June 7, 2024, the Bank completed the sale of its Florida banking operations for a 7.5% deposit premium, which consisted of one bank branch in each of Naples and Ft. Myers, Florida. The sale of our Florida banking operations resulted in a gain on sale of $10.9 million that was recorded in other revenue.
The following is a summary of the assets and liabilities related to the branch sale:

(dollars in thousands)	June 7, 2024
Assets
Cash and due from banks	$353
Loans held for investment, net of unearned income	163,302
Allowance for credit losses	(1,943)
Total loans held for investment, net	161,359
Premises and equipment	3,511
Goodwill	1,730
Other assets	375
Total assets	$167,328
Liabilities
Deposits	$133,403
Other liabilities	231
Total liabilities	$133,634
The following table summarizes acquisition and divestiture-related expenses incurred during the years ended December 31, 2024, 2023 and 2022, which are included in the respective income statement line items, for the periods indicated:

	Years Ended
	December 31,
(dollars in thousands)	2024	2023	2022
Noninterest Expense
Compensation and employee benefits	$314	$70	$471
Occupancy expense of premises, net	152	—	1
Equipment	198	—	29
Legal and professional	1,162	191	948
Data processing	322	65	511
Marketing	32	38	164
Communications	9	—	3
Other	143	28	74
Total acquisition and divestiture-related expenses	$2,332	$392	$2,201

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3.Debt Securities

As part of a balance sheet repositioning, the Company sold $1.0 billion of debt securities in the fourth quarter of 2024, including securities previously classified as HTM. The decision to sell HTM securities necessitated the reclassification, on September 30, 2024, of all HTM securities to AFS. On September 30, 2024, the HTM securities reclassified had an amortized cost basis of $1.04 billion and a fair value of $870.2 million. The Company recognized an unrealized loss of $45.7 million in accumulated other comprehensive income associated with the HTM securities reclassified, and an impairment loss of $140.4 million in pre-tax earnings associated with the securities sold during the fourth quarter of 2024.

The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities as of the dates indicated:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
(dollars in thousands)
Available for Sale
U.S. Treasuries	$50,371	$28	$—	$—	$50,399
U.S. government agencies and corporations	10,000	—	59	—	9,941
State and political subdivisions	159,293	2	23,575	—	135,720
Mortgage-backed securities	331,956	6	8,523	—	323,439
Collateralized loan obligations	48,747	148	26	—	48,869
Collateralized mortgage obligations	702,138	83	56,112	—	646,109
Corporate debt securities	124,495	86	10,625	—	113,956
Total available for sale debt securities	$1,427,000	$353	$98,920	$—	$1,328,433

	As of December 31, 2023
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
(dollars in thousands)
Available for Sale
State and political subdivisions	$139,482	$2	$9,345	$—	$130,139
Mortgage-backed securities	5,448	5	142	—	5,311
Collateralized loan obligations	50,541	135	239	—	50,437
Collateralized mortgage obligations	190,304	—	21,108	—	169,196
Corporate debt securities	487,361	57	47,367	—	440,051
Total debt securities	$873,136	$199	$78,201	$—	$795,134

Held to Maturity
State and political subdivisions	$532,422	$—	$65,932	$—	$466,490
Mortgage-backed securities	74,904	—	11,635	—	63,269
Collateralized mortgage obligations	467,864	—	102,360	—	365,504
Total held to maturity debt securities	$1,075,190	$—	$179,927	$—	$895,263
(1) Amortized cost for the held to maturity securities includes $0.2 million of unamortized gain in state and political subdivisions, $58 thousand of unamortized losses in mortgage-backed securities and $9.7 million of unamortized losses in collateralized mortgage obligations related to the re-classification of securities from available for sale to held to maturity on January 1, 2022.

Investment securities with a fair value of $485.3 million and $1.16 billion at December 31, 2024 and December 31, 2023, respectively, were pledged on public deposits, securities sold under agreements to repurchase, and for other purposes, as required or permitted by law.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Accrued interest receivable on available for sale debt securities and held to maturity debt securities is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At December 31, 2024 the accrued interest receivable on available for sale debt securities was $5.8 million. There was no accrued interest on held to maturity debt securities at December 31, 2024, as the entire portfolio was reclassified as available for sale prior to this date. At December 31, 2023 the accrued interest receivable on available for sale and held to maturity debt securities totaled $5.5 million and $3.7 million, respectively.

The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded at December 31, 2024, aggregated by investment category and length of time in a continuous loss position:

		As of December 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands, except number of securities)
U.S. government agencies and corporations	1	$9,941	$59	$—	$—	$9,941	$59
State and political subdivisions	121	839	11	127,094	23,564	127,933	23,575
Mortgage-backed securities	48	305,140	5,091	17,699	3,432	322,839	8,523
Collateralized loan obligations	2	5,014	13	2,133	13	7,147	26
Collateralized mortgage obligations	56	432,201	7,196	186,883	48,916	619,084	56,112
Corporate debt securities	83	—	—	103,496	10,625	103,496	10,625
Total	311	$753,135	$12,370	$437,305	$86,550	$1,190,440	$98,920

As of December 31, 2024, 1 U.S. government agencies and corporations security with a total unrealized loss of $0.1 million was held by the Company. Management considered the implied U.S. government guarantee of this agency and corporation security. In addition, management evaluated the security by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of December 31, 2024, 121 state and political subdivisions securities with total unrealized losses of $23.6 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of December 31, 2024, 48 mortgage-backed securities and 56 collateralized mortgage obligations with unrealized losses totaling $64.6 million were held by the Company. Management evaluated the payment history of these securities, and considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of December 31, 2024, 2 collateralized loan obligations with unrealized losses of $26 thousand were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of December 31, 2024, 83 corporate debt securities with total unrealized losses of $10.6 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded as of December 31, 2023, aggregated by investment category and length of time in a continuous loss position.

		As of December 31, 2023
	Number of Securities	Less than 12 Months		12 Months or More		Total
Available for Sale		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(dollars in thousands, except number of securities)
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

Proceeds and gross realized gains and losses on debt securities available for sale for the years ended December 31, 2024, 2023, and 2022, were as follows:

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Proceeds from sales of debt securities available for sale	$1,067,568	$326,179	$129,823

Gross realized losses from sales of debt securities available for sale(1)	(140,240)	(19,844)	(167)
Net realized loss from sales of debt securities available for sale(1)	$(140,240)	$(19,844)	$(167)
(1) The difference in investment securities (losses) gains, net reported herein as compared to the Consolidated Statements of Income for the year ended December 31, 2024, December 31, 2023, and December 31, 2022 is associated with the net realized gain from the call or maturity of debt securities of $288 thousand, $76 thousand, $438 thousand, respectively.

The contractual maturity distribution of investment debt securities at December 31, 2024 is shown below. Expected maturities of MBS, CLO, and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

	Available For Sale
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$60,733	$60,671
Due after one year through five years	52,774	51,194
Due after five years through ten years	141,907	126,004
Due after ten years	88,745	72,147
	$344,159	$310,016
Mortgage-backed securities	331,956	323,439
Collateralized loan obligations	48,747	48,869
Collateralized mortgage obligations	702,138	646,109
Total	$1,427,000	$1,328,433

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 4.Loans Receivable and the Allowance for Credit Losses

The composition of loans by class of receivable was as follows:

	As of December 31,
(dollars in thousands)	2024	2023
Agricultural	$119,051	$118,414
Commercial and industrial	1,126,813	1,075,003
Commercial real estate:
Construction & development	324,896	323,195
Farmland	182,460	184,955
Multifamily	423,157	383,178
Commercial real estate-other	1,414,168	1,333,982
Total commercial real estate	2,344,681	2,225,310
Residential real estate:
One- to four- family first liens	477,150	459,798
One- to four- family junior liens	179,232	180,639
Total residential real estate	656,382	640,437
Consumer	68,700	67,783
Loans held for investment, net of unearned income	4,315,627	4,126,947
Allowance for credit losses	(55,200)	(51,500)
Total loans held for investment, net	$4,260,427	$4,075,447

Loans with unpaid principal in the amount of $1.19 billion and $1.13 billion at December 31, 2024 and December 31, 2023, respectively, were pledged to the FHLB as collateral for borrowings.

Non-accrual and Delinquent Status:
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of loans based on delinquency status at the dates indicated:

		Age Analysis of Past-Due Financial Assets
(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total	90 Days or More Past Due and Accruing
December 31, 2024
Agricultural	$118,659	$—	$—	$392	$119,051	$—
Commercial and industrial	1,122,382	918	651	2,862	1,126,813	—
Commercial real estate:
Construction & development	324,896	—	—	—	324,896	—
Farmland	182,025	71	—	364	182,460	—
Multifamily	423,157	—	—	—	423,157	—
Commercial real estate-other	1,405,377	2,806	26	5,959	1,414,168	—
Total commercial real estate	2,335,455	2,877	26	6,323	2,344,681	—
Residential real estate:
One- to four- family first liens	470,300	2,770	1,680	2,400	477,150	49
One- to four- family junior liens	178,225	580	98	329	179,232	6
Total residential real estate	648,525	3,350	1,778	2,729	656,382	55
Consumer	68,232	239	142	87	68,700	87
Total	$4,293,253	$7,384	$2,597	$12,393	$4,315,627	$142

December 31, 2023
Agricultural	$117,852	$338	$—	$224	$118,414	$—
Commercial and industrial	1,058,301	440	401	15,861	1,075,003	—
Commercial real estate:
Construction & development	323,165	30	—	—	323,195	—
Farmland	182,759	677	352	1,167	184,955	—
Multifamily	383,178	—	—	—	383,178	—
Commercial real estate-other	1,327,727	2,129	1,290	2,836	1,333,982	—
Total commercial real estate	2,216,829	2,836	1,642	4,003	2,225,310	—
Residential real estate:
One- to four- family first liens	453,212	3,572	1,741	1,273	459,798	468
One- to four- family junior liens	179,339	356	690	254	180,639	—
Total residential real estate	632,551	3,928	2,431	1,527	640,437	468
Consumer	67,622	118	28	15	67,783	—
Total	$4,093,155	$7,660	$4,502	$21,630	$4,126,947	$468

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan at the dates presented:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Agricultural	$447	$235	$208	$12	$—	$—
Commercial and industrial	2,986	17,770	1	12,549	—	—
Commercial real estate:
Construction and development	27	—	—	—	—	—
Farmland	483	1,654	352	1,490	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	12,982	3,441	623	853	—	—
Total commercial real estate	13,492	5,095	975	2,343	—	—
Residential real estate:
One- to four- family first liens	3,667	1,888	1,748	455	49	468
One- to four- family junior liens	1,015	876	378	—	6	—
Total residential real estate	4,682	2,764	2,126	455	55	468
Consumer	98	27	—	—	87	—
Total	$21,705	$25,891	$3,310	$15,359	$142	$468

There was no interest income recognized on nonaccrual loans during the years ended December 31, 2024 and December 31, 2023, as all interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income and is generally accounted for using the cost-recovery method, until qualifying for return to accrual. The interest income recognized on loans that were on nonaccrual and have subsequently been paid-off for the years ended December 31, 2024 and December 31, 2023 was $0.6 million and $0.7 million, respectively.

Credit Quality Information:
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
Special Mention - A special mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Homogenous loans, including owner occupied residential real estate and consumer loans, are not individually risk rated. Instead, these loans are categorized based on performance: performing and nonperforming. Nonperforming loans include those loans on nonaccrual and loans greater than 90 days past due and on accrual.
The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of December 31, 2024. As of December 31, 2024, there were no ‘doubtful’ or ‘loss’ rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	Prior		Total
Agricultural
Pass	$13,364	$7,533	$8,405	$5,452	$1,772	$1,131	$78,123	$115,780
Special mention	234	186	152	224	—	28	761	1,585
Substandard	30	—	209	109	211	185	942	1,686
Total	$13,628	$7,719	$8,766	$5,785	$1,983	$1,344	$79,826	$119,051
Commercial and industrial
Pass	$132,974	$150,944	$168,448	$165,044	$95,206	$121,761	$211,223	$1,045,600
Special mention	6,262	2,306	24,261	3,121	5,042	2,202	8,856	52,050
Substandard	864	545	1,859	2,977	39	20,596	2,283	29,163
Total	$140,100	$153,795	$194,568	$171,142	$100,287	$144,559	$222,362	$1,126,813
CRE - Construction and development
Pass	$97,609	$137,742	$65,684	$12,571	$2,994	$1,972	$6,101	$324,673
Special mention	—	—	27	—	—	—	—	27
Substandard	196	—	—	—	—	—	—	196
Total	$97,805	$137,742	$65,711	$12,571	$2,994	$1,972	$6,101	$324,896
CRE - Farmland
Pass	$31,398	$22,842	$39,300	$39,489	$18,802	$13,259	$5,594	$170,684
Special mention	1,684	—	2,350	960	495	1,001	478	6,968
Substandard	561	516	355	585	1,131	1,660	—	4,808
Total	$33,643	$23,358	$42,005	$41,034	$20,428	$15,920	$6,072	$182,460
CRE - Multifamily
Pass	$32,274	$70,843	$99,228	$104,206	$82,750	$18,663	$122	$408,086
Special mention	78	1,031	448	260	1,444	11,810	—	15,071
Substandard	—	—	—	—	—	—	—	—
Total	$32,352	$71,874	$99,676	$104,466	$84,194	$30,473	$122	$423,157
CRE - Other
Pass	$192,608	$145,595	$322,545	$232,349	$191,697	$134,798	$60,681	$1,280,273
Special mention	1,902	8,546	19,573	18,577	4,702	5,129	8,350	66,779
Substandard	4,517	86	24,314	1,242	17,792	19,165	—	67,116
Total	$199,027	$154,227	$366,432	$252,168	$214,191	$159,092	$69,031	$1,414,168
RRE - One- to four- family first liens
Pass/performing	$60,765	$53,273	$121,536	$88,067	$45,026	$82,679	$13,187	$464,533
Special mention	588	1,123	1,944	197	593	991	546	5,982
Substandard/nonperforming	—	1,302	1,019	690	102	3,522	—	6,635
Total	$61,353	$55,698	$124,499	$88,954	$45,721	$87,192	$13,733	$477,150
RRE - One- to four- family junior liens
Performing	$10,503	$16,894	$22,506	$14,906	$6,237	$7,481	$99,690	$178,217
Nonperforming	—	—	701	69	—	245	—	1,015
Total	$10,503	$16,894	$23,207	$14,975	$6,237	$7,726	$99,690	$179,232
Consumer
Performing	$17,808	$19,253	$10,262	$5,877	$2,035	$7,612	$5,668	$68,515
Nonperforming	11	63	90	—	21	—	—	185
Total	$17,819	$19,316	$10,352	$5,877	$2,056	$7,612	$5,668	$68,700

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans by Origination Year						Revolving Loans
December 31, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	Prior		Total
Total by Credit Quality Indicator Category
Pass	$560,992	$588,772	$825,146	$647,178	$438,247	$374,263	$375,031	$3,809,629
Special mention	10,748	13,192	48,755	23,339	12,276	21,161	18,991	148,462
Substandard	6,168	2,449	27,756	5,603	19,275	45,128	3,225	109,604
Performing	28,311	36,147	32,768	20,783	8,272	15,093	105,358	246,732
Nonperforming	11	63	791	69	21	245	—	1,200
Total	$606,230	$640,623	$935,216	$696,972	$478,091	$455,890	$502,605	$4,315,627

	Term Loans by Origination Year						Revolving Loans
December 31, 2024 (dollars in thousands)	2024	2023	2022	2021	2020	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$—	$—	$48	$—	$—	$—	$48
Commercial and industrial	—	59	327	145	29	1,658	—	2,218
CRE - Other	836	—	—	—	—	243	—	1,079
RRE - One-to-four-family first liens	—	—	53	22	—	—	—	75
Consumer	23	839	413	11	4	69	—	1,359
Total Current Period Gross Write-offs	$859	$898	$793	$226	$33	$1,970	$—	$4,779

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2023. As of December 31, 2023, there were no 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2023 (dollars in thousands)	2023	2022	2021	2020	2019	Prior		Total
Agricultural
Pass	$11,859	$12,149	$8,352	$2,752	$689	$1,139	$71,680	$108,620
Special mention / watch	266	550	670	91	5	522	3,705	5,809
Substandard	709	193	302	208	—	224	2,349	3,985
Doubtful	—	—	—	—	—	—	—	—
Total	$12,834	$12,892	$9,324	$3,051	$694	$1,885	$77,734	$118,414
Commercial and industrial
Pass	$176,021	$224,924	$193,011	$117,326	$25,555	$116,661	$147,690	$1,001,188
Special mention / watch	2,541	416	3,209	3,385	193	272	14,692	24,708
Substandard	897	2,921	2,010	561	8,507	29,432	4,779	49,107
Doubtful	—	—	—	—	—	—	—	—
Total	$179,459	$228,261	$198,230	$121,272	$34,255	$146,365	$167,161	$1,075,003
CRE - Construction and development
Pass	$99,803	$163,126	$43,189	$3,393	$821	$700	$9,552	$320,584
Special mention / watch	1,097	—	464	—	—	—	467	2,028
Substandard	343	240	—	—	—	—	—	583
Doubtful	—	—	—	—	—	—	—	—
Total	$101,243	$163,366	$43,653	$3,393	$821	$700	$10,019	$323,195
CRE - Farmland
Pass	$25,666	$44,907	$47,068	$18,863	$6,587	$14,845	$1,642	$159,578
Special mention / watch	1,229	6,898	2,409	5,982	—	965	276	17,759
Substandard	1,830	210	1,542	1,052	926	2,029	29	7,618
Doubtful	—	—	—	—	—	—	—	—
Total	$28,725	$52,015	$51,019	$25,897	$7,513	$17,839	$1,947	$184,955
CRE - Multifamily
Pass	$32,077	$96,969	$111,032	$77,532	$8,701	$6,508	$4,208	$337,027
Special mention / watch	5,318	1,237	277	18,984	7,850	4,586	—	38,252
Substandard	—	—	7,572	327	—	—	—	7,899
Doubtful	—	—	—	—	—	—	—	—
Total	$37,395	$98,206	$118,881	$96,843	$16,551	$11,094	$4,208	$383,178
CRE - Other
Pass	$199,698	$295,066	$256,718	$250,676	$77,509	$90,170	$51,827	$1,221,664
Special mention / watch	364	1,306	3,300	4,823	4,282	2,395	3,856	20,326
Substandard	325	26,555	19,253	19,103	8,242	17,876	638	91,992
Doubtful	—	—	—	—	—	—	—	—
Total	$200,387	$322,927	$279,271	$274,602	$90,033	$110,441	$56,321	$1,333,982
RRE - One- to four- family first liens
Pass/ performing	$62,644	$125,777	$92,767	$54,028	$19,674	$81,660	$13,283	449,833
Special mention / watch	629	716	36	620	1,827	319	—	4,147
Substandard/ nonperforming	1,156	191	738	165	164	3,404	—	5,818
Doubtful	—	—	—	—	—	—	—	—
Total	$64,429	$126,684	$93,541	$54,813	$21,665	$85,383	$13,283	$459,798
RRE - One- to four- family junior liens
Performing	$23,551	$29,919	$18,733	$7,292	$2,590	$7,867	$89,810	$179,762
Nonperforming	—	192	—	25	23	637	—	877
Total	$23,551	$30,111	$18,733	$7,317	$2,613	$8,504	$89,810	$180,639
Consumer
Performing	$26,028	$14,319	$10,042	$4,421	$1,451	$7,350	$4,145	$67,756
Nonperforming	—	22	—	—	3	2	—	27
Total	$26,028	$14,341	$10,042	$4,421	$1,454	$7,352	$4,145	$67,783

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Term Loans by Origination Year						Revolving Loans
December 31, 2023 (dollars in thousands)	2023	2022	2021	2020	2019	Prior		Total
Total by Credit Quality Indicator Category
Pass	$607,768	$962,918	$752,137	$524,570	$139,536	$311,683	$299,882	$3,598,494
Special mention / watch	11,444	11,123	10,365	33,885	14,157	9,059	22,996	113,029
Substandard	5,260	30,310	31,417	21,416	17,839	52,965	7,795	167,002
Doubtful	—	—	—	—	—	—	—	—
Performing	49,579	44,238	28,775	11,713	4,041	15,217	93,955	247,518
Nonperforming	—	214	—	25	26	639	—	904
Total	$674,051	$1,048,803	$822,694	$591,609	$175,599	$389,563	$424,628	$4,126,947

	Term Loans by Origination Year						Revolving Loans
December 31, 2023 (dollars in thousands)	2023	2022	2021	2020	2019	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$8	$1	$17	$2	$—	$—	$28
Commercial and industrial	239	343	223	133	464	45	—	1,447
CRE - Other	—	—	—	—	—	2,337	—	2,337
RRE - One-to-four-family first liens	—	—	—	—	—	36	—	36
RRE - One-to-four-family junior liens	—	19	—	—	—	—	—	19
Consumer	—	621	30	12	12	10	—	685
Total Current Period Gross Write-offs	$239	$991	$254	$162	$478	$2,428	$—	$4,552
Allowance for Credit Losses:
The following are the economic factors utilized by the Company for its loan credit loss estimation process at December 31, 2024, and the forecast for each factor at that date: (1) Midwest unemployment – increase in the first forecasted quarter, with little change in the second through fourth forecasted quarters; (2) national unemployment - decrease in the first two forecasted quarters, with little change in the third and fourth forecasted quarters; (3) year-to-year change in national retail sales - increases over the next four forecasted quarters; (4) year-to-year change in CRE index - decreases over the next four forecasted quarters; and (5) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The increase in the ACL between the years ended December 31, 2023 and December 31, 2024 reflects $3.1 million of day 1 credit loss expense related to acquired DNVB loans, as well as additional reserve taken to support loan growth. Partially offsetting these identified increases was a $1.9 million reduction to the ACL for allowance allocated to the loans sold in connection with the sale of our Florida banking operations. Net loan charge-offs were $3.1 million for the year ended December 31, 2024, as compared to net loan charge-offs of $3.7 million for the year ended December 31, 2023.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets,' totaled $20.2 million and $19.7 million at December 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The changes in the allowance for credit losses by portfolio segment were as follows:

	For the Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
2024
Beginning balance	$613	$21,743	$23,759	$4,762	$623	$51,500
Allocated in sale of Florida banking offices	—	(51)	(1,795)	(94)	(3)	(1,943)
Charge-offs	(48)	(2,218)	(1,079)	(75)	(1,359)	(4,779)
Recoveries	981	484	22	21	132	1,640
Credit loss expense (benefit)(1)	(1,297)	1,082	6,734	315	1,948	8,782
Ending balance	$249	$21,040	$27,641	$4,929	$1,341	$55,200
2023
Beginning balance	$923	$22,855	$20,123	$4,678	$621	$49,200
Charge-offs	(28)	(1,447)	(2,337)	(55)	(685)	(4,552)
Recoveries	203	373	20	27	180	803
Credit loss expense (benefit)(1)	(485)	(38)	5,953	112	507	6,049
Ending balance	$613	$21,743	$23,759	$4,762	$623	$51,500
2022
Beginning balance	$667	$17,294	$26,120	$4,010	$609	$48,700
PCD allowance established in acquisition	512	1,473	1,227	159	—	3,371
Charge-offs	(326)	(2,051)	(4,328)	(195)	(756)	(7,656)
Recoveries	11	682	160	86	154	1,093
Credit loss expense (benefit)(1)	59	5,457	(3,056)	618	614	3,692
Ending balance	$923	$22,855	$20,123	$4,678	$621	$49,200

(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.2 million and $0.8 million related to off-balance sheet credit exposures for the years ended December 31, 2023 and December 31, 2022, respectively. There was no credit loss expense related to off-balance sheet credit exposures for the year ended December 31, 2024.

The composition of the allowance for credit losses by portfolio segment based on evaluation method was as follows:

	As of December 31, 2024
(dollars in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$208	$2,488	$15,334	$2,710	$21	$20,761
Collectively evaluated for impairment	118,843	1,124,325	2,329,347	653,672	68,679	4,294,866
Total	$119,051	$1,126,813	$2,344,681	$656,382	$68,700	$4,315,627
Allowance for credit losses
Individually evaluated for impairment	$—	$406	$4,011	$164	$8	$4,589
Collectively evaluated for impairment	249	20,634	23,630	4,765	1,333	50,611
Total	$249	$21,040	$27,641	$4,929	$1,341	$55,200

	As of December 31, 2023
(dollars in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$11	$17,231	$10,932	$983	$—	$29,157
Collectively evaluated for impairment	118,403	1,057,772	2,214,378	639,454	67,783	4,097,790
Total	$118,414	$1,075,003	$2,225,310	$640,437	$67,783	$4,126,947
Allowance for loan losses
Individually evaluated for impairment	$—	$2,616	$705	$16	$—	$3,337
Collectively evaluated for impairment	613	19,127	23,054	4,746	623	48,163
Total	$613	$21,743	$23,759	$4,762	$623	$51,500

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of December 31, 2024
	Primary Type of Collateral
(dollars in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$208	$—	$—	$208	$—
Commercial and industrial	203	—	2,285	2,488	406
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	2,449	70	—	2,519	—
Multifamily	—	—	—	—	—
Commercial real estate-other	12,815	—	—	12,815	4,011
Residential real estate:
One- to four- family first liens	2,189	—	—	2,189	79
One- to four- family junior liens	521	—	—	521	85
Consumer	—	21	—	21	8
Total	$18,385	$91	$2,285	$20,761	$4,589

	As of December 31, 2023
	Primary Type of Collateral
(dollars in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$11	$—	$—	$11	$—
Commercial and industrial	15,991	—	1,240	17,231	2,616
Commercial real estate:
Construction and development	—	—	—	—	—
Farmland	5,403	—	—	5,403	—
Multifamily	—	—	—	—	—
Commercial real estate-other	5,350	—	179	5,529	705
Residential real estate:
One- to four- family first liens	481	—	—	481	—
One- to four- family junior liens	—	—	502	502	16
Consumer	—	—	—	—	—
Total	$27,236	$—	$1,921	$29,157	$3,337

Loan Modifications to Borrowers Experiencing Financial Difficulty:
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, an other-than-insignificant payment delay, interest rate reduction, or combination thereof.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the amortized cost basis of loans as of December 31, 2024 and December 31, 2023, that were modified during the years ended December 31, 2024 and December 31, 2023 and experiencing financial difficulty at the time of the modification by class and by type of modification:

				Combination:
(dollars in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Term Extension, Interest Rate Reduction, & Payment Delay	Payment Delay & Term Extension	Total	Total Class of Financing Receivable
Year Ended December 31, 2024
Agricultural	$—	$—	$55	$—	$—	$—	$—	$55	0.05%
Commercial and industrial	—	—	572	—	—	—	—	572	0.05%
CRE - Construction and development	—	—	195	195	—	—	—	390	0.12%
CRE - Farmland	—	—	377	—	—	—	—	377	0.21%
CRE - Other	—	—	4,172	—	—	—	—	4,172	0.29%
RRE - One- to four- family first liens	—	250	—	—	—	84	379	713	0.15%
RRE - One- to four- family junior liens	—	—	—	—	—	—	133	133	0.07%
Consumer	—	—	13	—	—	—	—	13	0.02%
Total	$—	$250	$5,384	$195	$—	$84	$512	$6,425

Year Ended December 31, 2023
Agricultural	$—	$10	$—	$—	$—	$—	$—	$10	0.01%
Commercial and industrial	—	260	2,888	95	300	—	185	3,728	0.35%
CRE - Construction and development	—	—	583	—	—	—	—	583	0.18%
CRE - Farmland	—	—	1,823	—	—	—	—	1,823	0.99%
CRE - Other	—	5,468	1,165	—	—	—	—	6,633	0.50%
RRE - One- to four- family junior liens	—	—	14	—	—	—	—	14	0.01%
Total	$—	$5,738	$6,473	$95	$300	$—	$185	$12,791

The Company has one additional commitment to lend amounts to a borrower included in the previous table as of December 31, 2024 and no such additional commitments as of December 31, 2023. For the years ended December 31, 2024 and December 31, 2023, the Company had 10 and 17 modified loans totaling $1.2 million and $1.4 million, respectively, to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following table presents the performance as of December 31, 2024 and December 31, 2023 of loans that were modified while the borrower was experiencing financial difficulty at the time of modification in the last 12 months:

	As of December 31, 2024
(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$55	$—	$—	$—	$55
Commercial and industrial	572	—	—	—	572
CRE - Construction and development	390	—	—	—	390
CRE - Farmland	377	—	—	—	377
CRE - Other	4,052	120	—	—	4,172
RRE - One- to four- family first liens	713	—	—	—	713
RRE - One- to four- family junior liens	133	—	—	—	133
Consumer	13	—	—	—	13
Total	$6,305	$120	$—	$—	$6,425

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2023
(dollars in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$—	$10	$—	$—	$10
Commercial and industrial	3,653	—	—	75	3,728
CRE - Construction and development	583	—	—	—	583
CRE - Farmland	1,471	—	352	—	1,823
CRE - Other	6,633	—	—	—	6,633
RRE - One- to four- family junior liens	14	—	—	—	14
Total	$12,354	$10	$352	$75	$12,791

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the years ended December 31, 2024 and December 31, 2023:

(dollars in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Year Ended December 31, 2024
Agricultural	$—	—%	2.9
Commercial and industrial	—	—	10.0
CRE - Construction and development	—	0.50	4.6
CRE - Farmland	—	—	5.4
CRE - Other	—	—	10.9
RRE - One- to four- family first liens	—	1.25	216.3
RRE - One- to four- family junior liens	—	—	122.0
Consumer	—	—	18.3
Total	$—	0.73%	25.7

Year Ended December 31, 2023
Commercial and industrial	$63	1.25%	7.4
CRE - Construction and development	—	—	15.9
CRE - Farmland	—	—	1.3
CRE - Other	18	—	5.6
RRE - One- to four- family first liens	—	—	3.9
RRE - One- to four- family junior liens	—	—	49.8
Total	$81	1.25%	5.3

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

	As of December 31, 2024			As of December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(dollars in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps - loans	$49,486	$2,416	$294	$41,101	$2,071	$902
Interest rate swaps - securities	150,000	—	239	150,000	—	821
Cash flow hedges
Interest rate swaps	200,000	813	26	200,000	940	264
Total	$399,486	$3,229	$559	$391,101	$3,011	$1,987

Not designated as hedging instruments:
Interest rate swaps	$697,969	$21,145	$21,153	$432,648	$22,028	$22,038
RPAs - protection sold	55,088	4	—	18,778	4	—
RPAs - protection purchased	29,982	—	—	31,145	—	9
Interest rate lock commitments	912	10	—	1,461	50	—
Interest rate forward loan sales contracts	1,312	9	—	2,075	—	23
Total	$785,263	$21,168	$21,153	$486,107	$22,082	$22,070

Derivatives Designated as Hedging Instruments:
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
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. The Company entered into pay-fixed receive-variable interest rate swaps to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt, including brokered deposits. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the next 12 months, the Company estimates that an additional $0.6 million of income will be reclassified into interest expense.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below presents the effect of cash flow hedge accounting on AOCI for the years ended December 31, 2024 and 2023.

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,			Year Ended December 31,
(dollars in thousands)	2024	2023		2024	2023
Interest rate swaps	$2,897	$2,471	Interest Expense	$2,786	$1,795

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Years Ended December 31,
	2024		2023		2022
(dollars in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value hedges is recorded	$1,447	$—	$1,106	$—	$(36)	$—

The effects of fair value hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts - loans:
Hedged items	(965)	—	1,836	—	(3,536)	—
Derivative designated as hedging instruments	1,970	—	(563)	—	3,500	—

Interest contracts - securities:
Hedged items	(594)	—	819	—	—	—
Derivative designated as hedging instruments	1,035	—	(530)	—	—	—
As of December 31, 2024, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(dollars in thousands)
Loans	$47,405	$(2,128)
Securities	$150,225	$225
Derivatives Not Designated as Hedging Instruments:
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Years Ended December 31,
(dollars in thousands)		2024	2023	2022
Interest rate swaps	Other income	$3	$(8)	$9
RPAs	Other income	9	65	1
Interest rate lock commitments	Loan revenue	(40)	43	(323)
Interest rate forward loan sales contracts	Loan revenue	32	(31)	(15)
Total		$4	$69	$(328)
Offsetting of Derivatives:
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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of December 31, 2024 and December 31, 2023, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Assets / Liabilities
(dollars in thousands)				Financial Instruments	Cash Collateral Received / Paid
As of December 31, 2024
Asset Derivatives	$24,397	$—	$24,397	$—	$17,011	$7,386
Liability Derivatives	21,712	—	21,712	—	110	21,602

As of December 31, 2023
Asset Derivatives	$25,093	$—	$25,093	$—	$15,549	$9,544
Liability Derivatives	24,057	—	24,057	—	2,420	21,637
Credit-Risk-Related Contingent Features:
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of December 31, 2024, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $5.0 million.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6.Premises and Equipment

Premises and equipment as of December 31, 2024 and 2023 were as follows:

	As of December 31,
(dollars in thousands)	2024	2023
Land	$20,623	$14,998
Buildings and leasehold improvements	95,733	93,685
Furniture and equipment	23,704	23,057
Construction in process	69	1,119
Premises and equipment	140,129	132,859
Accumulated depreciation and amortization	49,278	47,117
Premises and equipment, net	$90,851	$85,742

Premises and equipment depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 was $5.2 million, $5.1 million, and $5.1 million, respectively.

Note 7.Goodwill and Intangible Assets

Goodwill:
The following table presents the changes in the carrying amount of goodwill as of the dates indicated:

(dollars in thousands)	December 31, 2024	December 31, 2023
Goodwill, beginning of period	$62,477	$62,477
Established in acquisition(1)	9,041	—
Allocated to divestiture(1)	(1,730)	—
Total goodwill, end of period	$69,788	$62,477
(1) Refer to Note 2. Business Combinations for additional information regarding these changes in the carrying amount of goodwill stemming from acquisitions and divestitures.

Intangible Assets:
As indicated in Note 2. Business Combinations, the Company acquired a core deposit intangible from DNVB at the time that the acquisition was completed on January 31, 2024, with an estimated fair value of $7.1 million, which will be amortized over its estimated useful life of 10 years.

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets as of the dates indicated:

	December 31, 2024			December 31, 2023
(dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$65,345	$(47,388)	$17,957	$58,245	$(41,499)	$16,746
Customer relationship intangible	5,265	(5,243)	22	5,265	(5,008)	257
Other	2,700	(2,700)	—	2,700	(2,674)	26
	$73,310	$(55,331)	$17,979	$66,210	$(49,181)	$17,029
Indefinite-lived trade name intangible			7,040			7,040
Total other intangible assets, net			$25,019			$24,069

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table provides the estimated future amortization expense of intangible assets:

(dollars in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Total
Year ending December 31,
2025	$4,924	$22	$4,946
2026	3,840	—	3,840
2027	2,757	—	2,757
2028	2,110	—	2,110
2029	1,681	—	1,681
Thereafter	2,645	—	2,645
Total	$17,957	$22	$17,979

Note 8.Other Assets

The components of the Company’s other assets as of December 31, 2024 and December 31, 2023 were as follows:

	As of December 31,
(dollars in thousands)	2024	2023
Bank-owned life insurance	$99,810	$98,039
Interest receivable	26,467	29,768
FHLB stock	5,156	5,806
Mortgage servicing rights	12,232	13,333
Operating lease right-of-use assets, net	1,576	2,337
Federal and state taxes, current	8,282	1,556
Federal and state taxes, deferred	58,127	31,218
Derivative assets	24,397	25,093
Other receivables/assets	16,783	15,630
	$252,830	$222,780

Note 9.Loans Serviced for Others

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $1.18 billion at December 31, 2024 and $1.20 billion at December 31, 2023. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and collection and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees, and is net of fair value adjustments to capitalized mortgage servicing rights.

Note 10. Deposits

The following table presents the composition of our deposits as of the dates indicated:

	As of December 31,
(dollars in thousands)	2024	2023
Noninterest bearing deposits	$951,423	$897,053
Interest checking deposits	1,258,191	1,320,435
Money market deposits	1,053,988	1,105,493
Savings deposits	820,549	650,655
Time deposits of $250 and under	1,026,793	973,253
Time deposits over $250	367,038	448,784
Total deposits	$5,477,982	$5,395,673

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2024, the scheduled maturities of certificates of deposits were as follows:

(dollars in thousands)
2025	$1,208,064
2026	151,526
2027	13,405
2028	9,827
2029	7,390
Thereafter	3,619
Total	$1,393,831

The Company had $25.3 million and $15.2 million in reciprocal time deposits as of December 31, 2024 and December 31, 2023, respectively. Included in money market deposits at December 31, 2024 and December 31, 2023 were $156.2 million and $128.0 million, respectively, of interest-bearing reciprocal deposits. Included in noninterest bearing deposits at December 31, 2024 and December 31, 2023 were $95.0 million and $58.0 million, respectively, of noninterest-bearing reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits. In addition, included within the time deposits of $250 thousand and under was $200.0 million of brokered deposits as of December 31, 2024 and $221.0 million of brokered deposits as of December 31, 2023.

As of December 31, 2024 and December 31, 2023, the Company had public entity deposits that were collateralized by investment securities of $19.9 million and $183.4 million, respectively. As of December 31, 2024, the public entity deposits were also collateralized by FHLB letters of credit totaling $116.1 million and no FHLB letters of credit related to public entity deposits at December 31, 2023.

Note 11. Short-Term Borrowings

The following table summarizes our short-term borrowings as of the dates indicated:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.70%	$3,186	0.72%	$5,064
Federal Home Loan Bank advances	—	—	5.64	10,200
Federal Reserve Bank borrowings	—	—	4.82	285,000
Total	0.70%	$3,186	4.78%	$300,264
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

Federal Home Loan Bank Advances: The Bank has a secured line of credit with the FHLBDM. At December 31, 2024 and December 31, 2023, the Company had FHLB borrowing capacity of $624.0 million and $795.9 million, respectively. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements.

Federal Funds Purchased: The Bank has unsecured federal funds lines totaling $110.0 million from multiple correspondent banking relationships. There were no borrowings from such lines at either December 31, 2024 or December 31, 2023.

Federal Reserve Bank Borrowings: At December 31, 2024 and December 31, 2023, the Company had no Federal Reserve Discount Window borrowings, while its financing capacity was $330.1 million as of December 31, 2024 and $428.8 million as of December 31, 2023. At December 31, 2024, the Company had no BTFP borrowings, with $285.0 million in borrowings outstanding under the program as of December 31, 2023. The FRB ceased making new loans under the BTFP effective March 11, 2024. As of December 31, 2024 and December 31, 2023, the Bank had pledged debt securities with a market value of $353.9 million and $797.6 million, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unsecured Line of Credit: The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 30, 2024 such that the revolving commitment matures on September 30, 2025, with no other alterations made to the fee structure or the interest rate. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no balance outstanding under this revolving credit facility as of both December 31, 2024 and December 31, 2023.

Note 12. Long-Term Debt

Junior Subordinated Notes Issued to Capital Trusts:
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

		December 31, 2024	December 31, 2023		December 31, 2024	December 31, 2023
	Face Value	Book Value		Interest Rate(1)	Rate		Maturity Date	Callable Date
	(dollars in thousands)
ATBancorp Statutory Trust I	$7,732	$7,014	$6,970	1.68% Margin	6.30%	7.33%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,103	11,034	1.65% Margin	6.27%	7.30%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,888	1,861	2.15% Margin	6.75%	7.77%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	7,002	6,964	3.50% Margin	8.12%	9.15%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	15,464	1.59% Margin	6.21%	7.24%	12/15/2037	12/15/2012
Total	$44,847	$42,471	$42,293
(1)Interest rate is equal to the Three-month CME Term SOFR + 0.26% Spread + Applicable Margin

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

Subordinated Debentures:
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. On July 30, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate of three-month term SOFR plus 5.68%. At December 31, 2024, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes. At December 31, 2024 and December 31, 2023, the Company had outstanding subordinated debentures of $64.3 million and $64.1 million, respectively.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Long-Term Debt:
Other long-term borrowings were as follows as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$398	8.89%	$604
FHLB borrowings	—	4,239	3.11	6,262
Notes payable to unaffiliated bank	6.10	2,000	6.89	10,000
Total	2.37%	$6,637	5.56%	$16,866
On June 7, 2022, pursuant to a credit agreement with a correspondent bank, the Company entered into a $35.0 million term note payable maturing on June 30, 2027. Principal and interest are payable quarterly and began on September 30, 2022. Interest accrues at the monthly reset term SOFR rate plus 1.55%. The credit agreement includes customary covenants requiring the Company to, among other things, maintain minimum levels of both regulatory capital and certain financial ratios; the Company certifies compliance with the covenants on a quarterly basis. For the reporting period ended December 31, 2023, the Company’s fixed charge coverage ratio, as defined in the credit agreement, was below the minimum allowed. The violation was due primarily to investment securities losses in the first and fourth quarters of 2023 recognized in connection with the Company’s balance sheet repositioning efforts. The Company requested from the lender a waiver of the default, which was granted on January 26, 2024. On February 12, 2024, the credit agreement, including certain of its covenants, was amended. On September 30, 2024, the credit agreement was again amended to include certain terms and to extend the maturity date of the line of credit to September 30, 2025.

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

As of December 31, 2024, the Company had $4.2 million in FHLB borrowings due in 2029 with a 0% fixed interest rate.
Note 13. Income Taxes

Income taxes for the years ended December 31, 2024, 2023, and 2022 are summarized as follows:

	December 31,
(dollars in thousands)	2024	2023	2022
Current:
Federal tax expense	$719	$2,438	$7,204
State tax (benefit) expense	(142)	1,866	4,232
Deferred:
Deferred income tax (benefit) expense	(24,276)	(330)	4,326
Total income tax (benefit) expense	$(23,699)	$3,974	$15,762

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Income tax (benefit) expense based on statutory rate for the year ended December 31, 2024, 2023, and 2022 varied from the amount computed by applying the maximum effective federal income tax rate of 21%, to the income before income taxes, because of the following items:

	Year ended December 31,
	2024		2023		2022
(dollars in thousands)	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
Income tax based on statutory rate	$(17,637)	21.0%	$5,215	21.0%	$16,085	21.0%
Tax-exempt interest	(2,188)	2.6	(2,391)	(9.6)	(3,505)	(4.6)
Bank-owned life insurance	(614)	0.7	(525)	(2.1)	(484)	(0.6)
State income taxes, net of federal income tax benefit	(4,023)	4.8	1,476	5.9	3,805	5.0
Goodwill allocated to branch sale	363	(0.4)	—	—	—	—
Bargain purchase gain	—	—	—	—	(792)	(1.0)
Non-deductible acquisition expenses	—	—	36	0.2	55	0.1
General business credits	63	(0.1)	(40)	(0.2)	(60)	(0.1)
State tax reduction	—	—	—	—	835	1.1
Other	337	(0.4)	203	0.8	(177)	(0.3)
Total income tax (benefit) expense	$(23,699)	28.2%	$3,974	16.0%	$15,762	20.6%

Net deferred tax assets as of December 31, 2024 and December 31, 2023 consisted of the following components:

	December 31,
(dollars in thousands)	2024	2023
Deferred income tax assets:
Allowance for credit losses	$15,166	$14,232
Deferred compensation	3,407	3,441
Net operating losses (state and federal)	33,080	8,407
Unrealized losses on investment securities	24,805	22,172
Accrued compensation	1,465	1,189
ROU liabilities	553	781
Other	2,151	1,975
Gross deferred tax assets	80,627	52,197

Deferred income tax liabilities:
Premises and equipment depreciation and amortization	7,267	5,272
Purchase accounting adjustments	2,482	2,674
Mortgage servicing rights	3,102	3,382
ROU assets	551	754
Other	276	756
Gross deferred tax liabilities	13,678	12,838
Net deferred income tax asset	66,949	39,359
Valuation allowance	8,822	8,141
Net deferred tax asset	$58,127	$31,218
The Company has recorded a deferred tax asset for the future tax benefits of Iowa net operating loss carryforwards. The Iowa net operating loss carryforwards amounting to approximately $91.4 million will expire in various amounts from 2025 to 2045. As of December 31, 2024 and 2023, the Company believed it was more likely than not that all temporary differences associated with the Iowa corporate tax return would not be fully realized. Accordingly, the Company has recorded a valuation allowance to reduce the net operating loss carryforward and the temporary differences associated with the Iowa corporate income tax return. A valuation allowance related to the remaining deferred tax assets has not been provided because management believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The Company had no material unrecognized tax benefits as of December 31, 2024 and December 31, 2023.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14. Employee Benefit Plans

The Company has a salary reduction profit-sharing 401(k) plan covering all employees fulfilling minimum age and service requirements. Employee contributions to the plan are optional. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. For the period through July 31, 2023, the Company matched 100% of the first 3% of employee contributions, and 50% of the next 2% of employee contributions, up to a maximum amount of 4% of an employee’s compensation. Effective August 1, 2023, the Company matches 100% of the first 4% of employee contributions, and 50% of the next 2% of employee contributions, up to a maximum amount of 5% of an employee’s compensation. Company matching contributions for the years ended December 31, 2024, 2023, and 2022 were $2.7 million, $2.3 million, and $2.0 million, respectively.

The Company has an ESOP covering all employees fulfilling minimum age and service requirements. Employer contributions are discretionary and may be made to the plan in an amount equal to a percentage of each participating employee’s salary. For the year ended December 31, 2024 and December 31, 2022, total ESOP contribution expense was $0.9 million and $1.7 million, respectively. For the year ended December 31, 2023, financial performance did not meet the threshold for Company contributions to the ESOP, and as such no contributions were made. The Company provides Health Savings Account contributions to its employees enrolled in high deductible plans. Company contributions for the years ended December 31, 2024, 2023, and 2022 were $0.3 million each year.

Supplemental Executive Retirement Plans: The Company has entered into nonqualified SERPs with certain former executive officers. The SERPs allow these former executives to accumulate retirement benefits beyond those provided by the qualified plans. Changes in the liability related to the SERPs, included in other liabilities, were as follows for the years ended December 31, 2024, 2023, and 2022:

(dollars in thousands)	2024	2023	2022
Balance, beginning	$1,030	$1,087	$1,246
Company contributions and interest	72	80	(12)
Cash payments made	(210)	(137)	(147)
Balance, ending	$892	$1,030	$1,087
Salary Continuation Plans: The Company has salary continuation plans for several officers and directors. These plans provide payments of various amounts upon retirement or death. There are no employee compensation deferrals to these plans. The Company accrues the expense for these benefits by charges to operating expense during the period the respective officer or director attains full eligibility. Changes in the salary continuation agreements, included in other liabilities, were as follows for the years ended December 31, 2024, 2023, and 2022:

(dollars in thousands)	2024	2023	2022
Balance, beginning	$3,269	$3,597	$4,289
Company paid interest	95	90	103
Cash payments made	(420)	(418)	(795)
Balance, ending	$2,944	$3,269	$3,597
Deferred Compensation Plans: The Company has entered into deferred compensation agreements with certain executive officers. Under the provisions of the agreements, the officers may defer compensation. Interest on the deferred amounts is earned at The Wall Street Journal’s prime rate plus one percent. The Company also maintains deferred compensation agreements with certain other former officers and directors, under which deferrals are no longer permitted, and the interest rate is fixed at 4%. In 2019 the Company also acquired deferred compensations plans as a result of the merger with ATBancorp. Under the provisions of the agreements, interest on the deferred amounts is earned at an annual interest rate equal to either the Bank’s or Company’s return on equity or the stated minimum rate and deferrals are no longer permitted. Upon retirement, participants will generally receive the deferral balance in equal monthly installments over periods no longer that 180 months.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Changes in the deferred compensation agreements, included in other liabilities, were as follows for the years ended December 31, 2024, 2023, and 2022:

(dollars in thousands)	2024	2023	2022
Balance, beginning	$6,922	$6,156	$5,880
Employee deferrals	631	692	441
Company paid interest	457	633	582
Cash payments made	(633)	(559)	(747)
Balance, ending	$7,377	$6,922	$6,156
Post-retirement Death Benefit Plan: The Company has an insurance benefit plan for several current and former officers that provides a life insurance benefit upon retirement from the Company. Changes in the accrued balance, included in other liabilities, were as follows for the years ended December 31, 2024, 2023, and 2022:

(dollars in thousands)	2024	2023	2022
Balance, beginning	$2,382	$2,205	$1,991
Company deferral expense	(126)	177	214
Balance, ending	$2,256	$2,382	$2,205

To provide the retirement benefits for the aforementioned SERPs, salary continuation plans, deferred compensation plans, and post-retirement death benefit plan, the Company carries life insurance policies which had cash values totaling $86.9 million, $85.5 million and $83.3 million at December 31, 2024, 2023, and 2022, respectively.

Note 15. Stock Compensation Plans

Under the Company’s 2017 Equity Incentive Plan (the “2017 Plan”), the Company was permitted to grant a total of 500,000 shares of the Company’s common stock as stock options, stock appreciation rights, and stock awards, and also to grant cash incentive awards to eligible individuals. On April 27, 2023, the Company’s 2023 Equity Incentive Plan (the “2023 Plan”) was approved by the Company’s shareholders. The 2023 Plan replaced the 2017 Plan, and allows the Company to grant a total of 700,000 shares of the Company’s common stock as stock options, stock appreciation rights, and stock awards, and also to grant cash incentive awards to eligible individuals. As of December 31, 2024, 532,068 shares of the Company’s common stock remained available for future awards under the 2023 Plan.

During 2024, the Company recognized $1.9 million of stock based compensation expense related to restricted stock unit grants. In comparison, during 2023 and 2022, the Company recognized $2.4 million and $2.5 million, respectively, related to restricted stock unit grants.

Under the 2017 Plan and the 2023 Plan, the Company may grant restricted stock unit awards that vest upon the completion of future service requirements or specified performance criteria. Generally, all restricted stock units vest upon death, disability, or in connection with a change in control. In addition, TRSUs and PRSUs with an award date through December 31, 2023 receive forfeitable dividend equivalents. To the extent there is a financial restatement, any performance-based or incentive-based compensation that has been paid is subject to clawback.

For TRSUs granted prior to 2020, the restricted stock units vest 25% per year over four years. Beginning with the TRSUs granted in 2020, the restricted stock units vest 1/3rd per year over three years, with the first vesting date being the one-year anniversary of the grant date. Awards granted to directors vest 100% one year from the grant date.

PRSUs cliff vest three years from the grant date based on certain equally-weighted performance conditions. The three-year performance measurement period commences at the beginning of the defined period. Upon retirement, PRSU awards remain eligible to vest at the conclusion of the performance period.

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

The following is a summary of non-vested restricted stock unit activity for the year ended December 31, 2024:

		Weighted-Average
	Shares	Grant-Date Fair Value
Non-vested at December 31, 2023	205,842	$29.30
Granted based upon satisfaction of a performance factor	9,229	27.86
Granted	127,558	24.21
Vested	(106,654)	27.26
Forfeited	(7,537)	28.62
Reinvested	4,479	30.60
Non-vested at December 31, 2024	232,917	$27.44

The fair value of restricted stock unit awards that vested during 2024 was $2.6 million, compared to $2.6 million and $1.7 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2024, the total compensation costs related to non-vested restricted stock units that have not yet been recognized totaled $2.6 million, and the weighted average period over which these costs are expected to be recognized is approximately 1.8 years.

Note 16. Earnings per Share

Basic per-share amounts are computed by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted per-share amounts assume issuance of all common stock issuable upon conversion or exercise of other securities, unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The following table presents the computation of basic and diluted (loss) earnings per common share for the periods indicated:

	Year Ended December 31,
(dollars in thousands, except per share amounts)	2024	2023	2022
Basic (Loss) Earnings Per Share:
Net (loss) income	$(60,289)	$20,859	$60,835
Weighted average shares outstanding	17,029,837	15,678,045	15,649,247
Basic (loss) earnings per common share	$(3.54)	$1.33	$3.89

Diluted (Loss) Earnings Per Share:
Net (loss) income	$(60,289)	$20,859	$60,835
Weighted average shares outstanding, included all dilutive potential shares	17,029,837	15,724,842	15,700,607
Diluted (loss) earnings per common share	$(3.54)	$1.33	$3.87
The weighted average shares that have an antidilutive effect in the calculation of diluted (loss) earnings per common share and have been excluded from the computation above were as follows:

	Year Ended December 31,
	2024	2023	2022
Dilutive shares(1)	45,936	—	—
(1) Dilutive potential shares that were excluded from the computation of diluted (loss) earnings per common share for the year ended December 31, 2024 as a result of the reported net loss available to common shareholders.

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

As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action then in effect. There are no conditions or events since this date that management believes have changed the Bank’s category. In order to be a “well-capitalized” depository institution, a bank must maintain a Common Equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a leverage ratio of 5% or more. A capital conservation buffer of 2.5%, comprised of Common Equity Tier 1 capital, is also established above the regulatory minimum capital requirements. Due to the investment securities losses recognized in conjunction with the Company’s balance sheet repositioning in the current and prior year, the Company was required to receive approval from the Federal Reserve prior to declaring quarterly dividends on its common stock in the fourth quarter of 2023 and the third and fourth quarters of 2024.

As of December 31, 2024 and December 31, 2023, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore no amounts were held in reserve for each of these periods.

A comparison of the Company’s and the Bank’s capital with the corresponding minimum regulatory requirements in effect as of December 31, 2024 and December 31, 2023, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio(1)	Amount	Ratio
At December 31, 2024:
Consolidated:
Total capital/risk weighted assets	$692,834	14.07%	$517,026	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	570,896	11.59	418,545	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	528,425	10.73	344,684	7.00	N/A	N/A
Tier 1 leverage capital/average assets	570,896	9.15	249,689	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$688,190	14.02%	$515,575	10.50%	$491,024	10.00%
Tier 1 capital/risk weighted assets	631,252	12.86	417,370	8.50	392,819	8.00
Common equity tier 1 capital/risk weighted assets	631,252	12.86	343,717	7.00	319,166	6.50
Tier 1 leverage capital/average assets	631,252	10.12	249,584	4.00	311,980	5.00
At December 31, 2023:
Consolidated:
Total capital/risk weighted assets	$668,748	12.53%	$560,596	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	554,177	10.38	453,816	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	511,884	9.59	373,731	7.00	N/A	N/A
Tier 1 leverage capital/average assets	554,177	8.58	258,487	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$656,027	12.49%	$551,658	10.50%	$525,388	10.00%
Tier 1 capital/risk weighted assets	606,456	11.54	446,580	8.50	420,310	8.00
Common equity tier 1 capital/risk weighted assets	606,456	11.54	367,772	7.00	341,502	6.50
Tier 1 leverage capital/average assets	606,456	9.39	258,339	4.00	322,924	5.00
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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	December 31,
(dollars in thousands)	2024	2023
Commitments to extend credit	$1,073,297	$1,203,001
Commitments to sell loans	749	1,045
Standby letters of credit	7,440	7,795
Total	$1,081,486	$1,211,841

The Bank’s exposure to credit loss in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, crops, livestock, inventory, property and equipment, residential real estate, and income-producing commercial properties.
Commitments to sell loans are agreements to sell loans held for sale to third parties at an agreed upon price.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements and, generally, have terms of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds collateral, which may include accounts receivable, inventory, property, equipment, and income-producing properties, that support those commitments, if deemed necessary. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount shown in the summary above. If the commitment is funded, the Bank would be entitled to seek recovery from the customer.

Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At December 31, 2024 and December 31, 2023, the liability for off-balance-sheet credit losses totaled $4.6 million. There was no credit loss expense recorded for the year ended December 31, 2024, while a credit loss benefit of $0.2 million was recorded for the year ended December 31, 2023.

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

Concentrations of Credit Risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 65% of the loans are real estate loans, excluding farmland, and approximately 7% are agriculturally related. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 25% and 16%, respectively, as of December 31, 2024.

Note 19. Related Party Transactions

Certain directors of the Company and certain principal officers are customers of, and have banking transactions with, the Bank in the ordinary course of business. Such indebtedness has been incurred on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is an analysis of the changes in the loans to related parties during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(dollars in thousands)	2024	2023
Balance, beginning	$14,640	$15,603
Advances	37,417	17,729
Change due to collections, loans sold, or changes in related parties	(32,685)	(18,692)
Balance, ending	$19,372	$14,640

Available credit	$9,801	$14,836

None of these loans are past due, nonaccrual or restructured to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower. Deposits from these related parties totaled $9.5 million and $10.6 million as of December 31, 2024 and December 31, 2023, respectively. Deposits from related parties are accepted subject to the same interest rates and terms as those from non-related parties.

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
Recurring Basis:
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
Mortgage Servicing Rights (MSR) - MSRs are recorded at fair value based on assumptions through a third party valuation service. The valuation model incorporates assumptions that are observable in the marketplace and that market participants would use in estimating future net servicing income, such as servicing cost per loan, the discount rate, the escrow float rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses (Level 2).
The following table summarizes assets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 by level within the fair value hierarchy:

	Fair Value Measurement at December 31, 2024 Using
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Treasury securities	$50,399	$—	$50,399	$—
U.S. government agencies and corporations	9,941	—	9,941	—
State and political subdivisions	135,720	—	135,720	—
Mortgage-backed securities	323,439	—	323,439	—
Collateralized loan obligations	48,869	—	48,869	—
Collateralized mortgage obligations	646,109	—	646,109	—
Corporate debt securities	113,956	—	113,956	—
Derivative assets	24,397	—	24,387	10
Mortgage servicing rights	12,232	—	12,232	—

Liabilities:
Derivative liabilities	$21,712	$—	$21,712	$—

	Fair Value Measurement at December 31, 2023 Using
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
State and political subdivisions	$130,139	$—	$130,139	$—
Mortgage-backed securities	5,311	—	5,311	—
Collateralized loan obligations	50,437	—	50,437	—
Collateralized mortgage obligations	169,196	—	169,196	—
Corporate debt securities	440,051	—	440,051	—
Derivative assets	25,093	—	25,043	50
Mortgage servicing rights	13,333	—	13,333	—

Liabilities:
Derivative liabilities	$24,057	$—	$24,057	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the years ended December 31, 2024 or December 31, 2023. Changes in the fair value of available for sale debt securities, including the changes attributable to the hedged risk, are included in other comprehensive income.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the dates indicated:

	Fair Value at
(dollars in thousands)	December 31, 2024	December 31, 2023	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$10	$50	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	91%	-	100%	99%

Nonrecurring Basis:

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Collateral Dependent Individually Analyzed Loans - Collateral dependent individually analyzed loans with a reserve are valued based on the fair value of the collateral less estimated costs to sell. These estimates are based on the most recently available appraisals by qualified licensed appraisers with certain adjustment made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral (Level 3).
Foreclosed Assets, Net - Foreclosed assets are measured at fair value less costs to sell. These estimates are based on the most recently available appraisals by qualified licensed appraisers with certain adjustment made based on the type of property, age of appraisal, current status of the property, and other related factors to estimate the current value of the collateral (Level 3).
The following table presents assets measured at fair value on a nonrecurring basis as of the dates indicated:

	Fair Value Measurement at December 31, 2024 Using
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$10,697	$—	$—	$10,697
Foreclosed assets, net	3,337	—	—	3,337

	Fair Value Measurement at December 31, 2023 Using
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$6,524	$—	$—	$6,524
Foreclosed assets, net	3,929	—	—	3,929

The following presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy as of the date indicated:

	Fair Value at
(dollars in thousands)	December 31, 2024	December 31, 2023	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$10,697	$6,524	Fair value of collateral	Valuation adjustments	—%	-	24%	6%
Foreclosed assets, net	3,337	3,929	Fair value of collateral	Valuation adjustments	19%	-	19%	19%

Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.

Other Fair Value Methods:

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

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Loans Held for Investment, Net - The estimated fair value of loans, net, was performed using the income approach, with the asset approach used for certain nonperforming loans, resulting in a Level 3 fair value classification.
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

The carrying amount and estimated fair value of financial instruments at December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$204,895	$204,895	$204,895	$—	$—
Debt securities available for sale	1,328,433	1,328,433	—	1,328,433	—
Loans held for sale	749	758	—	758	—
Loans held for investment, net	4,260,427	4,156,142	—	—	4,156,142
Interest receivable	26,467	26,467	—	26,467	—
FHLB stock	5,156	5,156	—	5,156	—
Derivative assets	24,397	24,397	—	24,387	10
Financial liabilities:
Noninterest bearing deposits	951,423	951,423	951,423	—	—
Interest bearing deposits	4,526,559	4,508,773	3,132,728	1,376,045	—
Short-term borrowings	3,186	3,186	3,186	—	—
Finance leases payable	398	398	—	398	—
FHLB borrowings	4,239	4,064	—	4,064	—
Junior subordinated notes issued to capital trusts	42,471	37,845	—	37,845	—
Subordinated debentures	64,268	63,469	—	63,469	—
Other long-term debt	2,000	2,000	—	2,000	—
Derivative liabilities	21,712	21,712	—	21,712	—

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
(dollars in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$81,727	$81,727	$81,727	$—	$—
Debt securities available for sale	795,134	795,134	—	795,134	—
Debt securities held to maturity	1,075,190	895,263	—	895,263	—
Loans held for sale	1,045	1,083	—	1,083	—
Loans held for investment, net	4,075,447	3,953,368	—	—	3,953,368
Interest receivable	29,768	29,768	—	29,768	—
FHLB stock	5,806	5,806	—	5,806	—
Derivative assets	25,093	25,093	—	25,043	50
Financial liabilities:
Noninterest bearing deposits	897,053	897,053	897,053	—	—
Interest bearing deposits	4,498,620	4,489,322	3,076,582	1,412,740	—
Short-term borrowings	300,264	300,264	300,264	—	—
Finance leases payable	604	604	—	604	—
FHLB borrowings	6,262	6,199	—	6,199	—
Junior subordinated notes issued to capital trusts	42,293	37,938	—	37,938	—
Subordinated debentures	64,137	61,940	—	61,940	—
Other long-term debt	10,000	10,000	—	10,000	—
Derivative liabilities	24,057	24,057	—	24,057	—

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

Contract Balances
A contract asset balance occurs when an entity performs a service for a customer before the customer pays consideration (resulting in a contract receivable) or before payment is due (resulting in a contract asset). A contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment (or payment is due) from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2024 and December 31, 2023, the Company did not have any significant contract balances.

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

Note 22. Leases

The Company’s lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2045. Substantially all of our leases are classified as operating leases, with the Company holding only one existing finance lease for a banking office location with a lease term through 2026.

(dollars in thousands)	Classification	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	Other assets	$1,576	$2,337
Finance lease right-of-use asset	Premises and equipment, net	159	255
Total right-of-use assets		$1,735	$2,592

Operating lease liability	Other liabilities	$2,179	$3,078
Finance lease liability	Long-term debt	398	604
Total lease liabilities		$2,577	$3,682

Weighted-average remaining lease term:	Operating leases	12.26 years	10.20 years
	Finance lease	1.67 years	2.67 years
Weighted-average discount rate:	Operating leases	4.92%	4.43%
	Finance lease	8.89%	8.89%

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

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Lease Costs
Operating lease cost	$982	$1,182	$1,165
Variable lease cost	37	28	56
Interest on lease liabilities (1)	44	61	76
Amortization of right-of-use assets	96	96	96
Net lease cost	$1,159	$1,367	$1,393

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,239	$1,265	$1,186
Operating cash flows from finance lease	44	61	76
Finance cash flows from finance lease	206	183	164

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	253	857	638
(1) Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more as of December 31, 2024 were as follows:

(dollars in thousands)	Finance Leases	Operating Leases
Twelve Months Ended:
December 31, 2025	$255	$593
December 31, 2026	172	447
December 31, 2027	—	302
December 31, 2028	—	138
December 31, 2029	—	98
Thereafter	—	1,503
Total undiscounted lease payment	$427	$3,081
Amounts representing interest	(29)	(902)
Lease liability	$398	$2,179

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 23. Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax:

(dollars in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain from Cash Flow Hedging Instruments	Total
Balance, December 31, 2021	$(8,865)	$—	$—	$(8,865)
Other comprehensive (loss) income before reclassifications	(82,788)	2,805	—	(79,983)
Amounts reclassified from AOCI	(199)	—	—	(199)
Net current-period other comprehensive (loss) income	(82,987)	2,805	—	(80,182)
Balance, December 31, 2022	$(91,852)	$2,805	$—	$(89,047)
Other comprehensive income before reclassifications	7,782	1,706	1,846	11,334
Amounts reclassified from AOCI	14,155	—	(1,341)	12,814
Net current-period other comprehensive income	21,937	1,706	505	24,148
Balance, December 31, 2023	$(69,915)	$4,511	$505	$(64,899)
Other comprehensive (loss) income before reclassifications	(113,939)	1,005	2,164	(110,770)
Amounts reclassified from AOCI	104,988	—	(2,081)	102,907
Net current-period other comprehensive (loss) income	(8,951)	1,005	83	(7,863)
Balance, December 31, 2024	$(78,866)	$5,516	$588	$(72,762)
The following table presents reclassifications out of AOCI:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Investment securities losses (gains), net	$139,952	$19,768	$(271)
Interest income	594	(819)	—
Interest expense	(2,786)	(1,795)	—
Income tax expense	(34,853)	(4,340)	72
Net of tax	$102,907	$12,814	$(199)

Note 24. Operating Segments

The Company’s activities are considered to be one operating segment. This determination was based upon factors such as: the Company’s organizational structure, the reporting package provided to the Company’s chief operating decision maker (“CODM”), methodology for the allocation of resources, and the level at which budgets are reviewed and approved by the CODM. The Company is engaged in the business of commercial and retail banking and private wealth and investment management services with operations throughout central and eastern Iowa, the Minneapolis/St. Paul metropolitan area of Minnesota, southwestern Wisconsin, and Denver, Colorado. Substantially all income is derived from a diverse base of commercial, mortgage and retail lending activities, investment securities, and fee income.

The accounting policies of the reportable segment are the same as those described in Note 1. Nature of Business and Significant Accounting Policies.

The Company’s chief executive officer is the CODM. The CODM assesses performance for the reportable segment and decides how to allocate resources based on net income that is reported in the consolidated statements of income. The CODM uses net income to evaluate income generated from segment assets (return on assets) to make decisions about allocating capital, such as to the business, for acquisitions, or to pay dividends. Additionally, net income is used by the CODM to monitor budget versus actual results on a monthly basis.

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes segment revenue, segment profit or loss and significant segment expenses for the years ended December 31, 2024, 2023, and 2022:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Interest income	$294,274	$249,613	$196,759
Interest expense	136,737	105,441	30,401
Net interest income	157,537	144,172	166,358
Noninterest (loss) income	(88,247)	18,423	47,519
Total revenue	69,290	162,595	213,877
Less:
Compensation and employee benefits	82,542	76,410	78,103
Occupancy expense of premises, net(2)	10,463	10,034	10,272
Equipment(2)	10,304	9,195	8,693
Legal and professional	9,107	7,365	8,646
Data processing	6,304	5,799	5,574
Amortization of intangibles	6,149	6,247	6,069
Other segment items(1)	19,627	16,863	15,431
Credit loss expense	8,782	5,849	4,492
Income tax (benefit) expense	(23,699)	3,974	15,762
Net (loss) income	$(60,289)	$20,859	$60,835

(1) Other segment items included in segment net (loss) income includes marketing, FDIC insurance, communications, foreclosed assets, net and other expense.
(2) Included in occupancy expense of premises, net and equipment is depreciation expense of $5.2 million, $5.1 million, and $5.1 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

Note 25. Parent Company Only Financial Information

The following are condensed balance sheets of MidWestOne Financial Group, Inc. as of December 31, 2024 and December 31, 2023 (parent company only):

	As of December 31,
(dollars in thousands)	2024	2023
Assets
Cash	$4,790	$19,818
Investment in subsidiaries	660,512	618,950
Other assets	7,374	4,094
Total assets	$672,676	$642,862

Liabilities and Shareholders’ Equity
Long-term debt	$108,739	$116,430
Other liabilities	4,241	2,054
Total liabilities	112,980	118,484
Total shareholders’ equity	559,696	524,378
Total liabilities and shareholders’ equity	$672,676	$642,862

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following are condensed statements of income of MidWestOne Financial Group, Inc. for the years ended December 31, 2024, 2023, and 2022 (parent company only):

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Income
Dividends received from subsidiaries	$51,500	$36,500	$36,000
Interest and other income	138	153	3,349
Total income	51,638	36,653	39,349
Expense
Interest expense	8,424	8,268	6,342
Compensation and employee benefits	2,428	2,860	2,976
Other	1,521	1,214	2,960
Total expenses	12,373	12,342	12,278
Income before income taxes and equity in subsidiaries’ undistributed income	39,265	24,311	27,071
Income tax benefit	2,389	2,573	1,768
Equity in subsidiaries’ undistributed (loss) income	(101,943)	(6,025)	31,996
Net (loss) income	$(60,289)	$20,859	$60,835

The following are condensed statements of cash flows of MidWestOne Financial Group, Inc. for the years ended December 31, 2024, 2023, and 2022 (parent company only):

	Year Ended December 31,
(dollars in thousands)	2024	2023	2022
Operating Activities:
Net (loss) income	$(60,289)	$20,859	$60,835
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	101,943	6,025	(31,996)
Share-based compensation	1,900	2,403	2,541
Net change in other assets and other liabilities	91	732	(433)
Net cash provided by operating activities	$43,645	$30,019	$30,947
Investing Activities:
Proceeds from sales of equity securities	$—	$—	$14
Purchases of equity securities	(875)	(1,125)	(1,250)
Net cash paid in business acquisition	(32,478)	—	(44,955)
Investment in subsidiary	(118,890)	—	—
Net cash used in investing activities	$(152,243)	$(1,125)	$(46,191)
Financing Activities:
Proceeds from other long-term debt	$—	$—	$25,000
Payments of other long-term debt	(8,000)	(5,000)	(10,000)
Taxes paid relating to the release/lapse of restriction on RSUs	(554)	(609)	(281)
Proceeds from issuance of common stock	118,890	—	—
Payment of stock issuance costs	(257)	—	—
Dividends paid	(16,509)	(15,216)	(14,870)
Repurchase of common stock	—	—	(2,725)
Net cash provided by (used in) financing activities	$93,570	$(20,825)	$(2,876)
Net (decrease) increase in cash	$(15,028)	$8,069	$(18,120)
Cash and cash equivalents at beginning of year	19,818	11,749	29,869
Cash and cash equivalents at end of year	$4,790	$19,818	$11,749

MIDWESTONE FINANCIAL GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 26. Subsequent Events

Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2024, but prior to the date the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2024 have been recognized in the consolidated financial statements for the period ended December 31, 2024. Events or transactions that provided evidence about conditions that did not exist at December 31, 2024, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the period ended December 31, 2024.

On January 22, 2024, the Board of Directors of the Company declared a cash dividend of $0.2425 per share payable on March 17, 2025 to shareholders of record as of the close of business on March 3, 2025.

Note 27. Quarterly Results of Operations (unaudited)

	Three Months Ended
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share amounts)
2024
Interest income	$78,267	$73,696	$72,776	$69,535
Interest expense	29,329	36,175	36,429	34,804
Net interest income	48,938	37,521	36,347	34,731
Credit loss expense	1,291	1,535	1,267	4,689
Noninterest income (loss)	10,837	(130,388)	21,554	9,750
Noninterest expense	37,372	35,798	35,761	35,565
Income before income tax expense (benefit)	21,112	(130,200)	20,873	4,227
Income tax expense (benefit)	4,782	(34,493)	5,054	958
Net income (loss)	$16,330	$(95,707)	$15,819	$3,269

Earnings (loss) per common share
Basic	$0.79	$(6.05)	$1.00	$0.21
Diluted	$0.78	$(6.05)	$1.00	$0.21

2023
Interest income	$65,386	$63,572	$61,350	$59,305
Interest expense	32,827	28,997	24,388	19,229
Net interest income	32,559	34,575	36,962	40,076
Credit loss expense	1,768	1,551	1,597	933
Noninterest income (loss)	3,862	9,861	8,746	(4,046)
Noninterest expense	32,131	31,544	34,919	33,319
Income before income tax expense	2,522	11,341	9,192	1,778
Income tax (benefit) expense	(208)	2,203	1,598	381
Net income	$2,730	$9,138	$7,594	$1,397

Earnings per common share
Basic	$0.17	$0.58	$0.48	$0.09
Diluted	$0.17	$0.58	$0.48	$0.09

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of December 31, 2024, the end of the fiscal year covered by this Annual Report on Form 10-K, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance to the Company’s management and Board regarding the preparation of reliable published financial statements. Internal control over financial reporting includes self-monitoring mechanisms and taking action to correct deficiencies as they are identified. Because of inherent limitations in any system of internal control, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.
Management assessed the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, assert that the Company maintained effective internal control over financial reporting as of December 31, 2024 based on the specified criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by RSM US LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. RSM US LLP’s attestation report on the Company’s internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of MidWestOne Financial Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited MidWestOne Financial Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements of the Company and our report dated March 11, 2025 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 11, 2025

ITEM 9B.    OTHER INFORMATION.
Insider Trading Policy and Guidelines with Respect to Certain Transactions in Company Securities

On January 23, 2024, the Board approved the amended Insider Trading Policy and corresponding Guidelines with Respect to Certain Transactions in Company Securities of MidWestOne Financial Group, Inc. governing the purchase, sale, and/or other dispositions of its securities by directors, officers, and employees, as well as by the Company itself, that is designed to promote compliance with insider trading laws, rules, and regulations and any applicable listing standards. This amended policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this Item 10 will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings “Proposal 1: Election of Directors,” “Information About Nominees, Continuing Directors and Named Executive Officers,” “Corporate Governance and Board Matters,” “Delinquent Section 16(a) Reports,” and “Shareholder Communications with the Board and Nomination and Proposal Procedures” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.
The information required by this Item 11 will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings “Compensation Discussion and Analysis,” “Human Capital and Compensation Committee Report,” “Executive Compensation,” “Director Compensation” and “Policies and Practices Related to the Grant of Certain Equity Awards” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item 12 will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item 13 will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders under the headings “Corporate Governance and Board Matters” and “Certain Relationships and Related-Person Transactions” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES (PCAOB ID: 49).
The information required by this Item 14 will be included in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2024 fiscal year.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of this report:
(1) Financial Statements: The following consolidated financial statements of the registrant are filed as part of this document under “Item 8. Financial Statements and Supplementary Data.”
Report of Independent Registered Accounting Firm (PCAOB ID: 49)
Consolidated Balance Sheets - December 31, 2024 and 2023
Consolidated Statements of Income - Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income - Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows - Years Ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
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
February 4, 2009 (containing the Certificate of
Designations for the Company’s Fixed Rate
Cumulative Perpetual Preferred Stock, Series A)

3.4	Articles of Amendment (Third Amendment) to the	Exhibit 3.1 to the Company’s Form 10-Q for the quarter
	Amended and Restated Articles of Incorporation of	ended March 31, 2017, filed with the SEC on May 4, 2017
MidWestOne Financial Group, Inc., filed with the Secretary
of State of the State of Iowa on April 21, 2017

3.5	Third Amended and Restated Bylaws, as Amended of	Exhibit 3.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc. as of October 18, 2022	filed with the SEC on October 19, 2022

4.1	Reference is made to Exhibits 3.1 through 3.5 hereof	N/A

4.2	Description of the Company’s Securities Registered	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the
	Pursuant to Section 12 of the Securities Exchange Act of	year ended December 31, 2022, filed with the SEC on
	1934	March 13, 2023

Exhibit
Number	Description	Incorporated by Reference to:
4.3	Indenture, dated July 28, 2020, by and between	Exhibit 4.1 to the Company’s Current Report on Form 8-K
	MidWestOne Financial Group, Inc. and U.S. Bank	filed with the SEC on July 29, 2020
National Association, as trustee

4.4	Forms of 5.75% Fixed-to-Floating Rate Subordinated Note	Exhibit 4.1 to the Company’s Current Report on Form 8-K
	due 2030 (included as Exhibit A-1 and Exhibit A-2 to the	filed with the SEC on July 29, 2020
Indenture filed as Exhibit 4.3 hereto)

10.1	MidWestOne Financial Group, Inc. Employee Stock	Exhibit 10.1 to the Company’s Annual Report on Form 10-K
	Ownership Plan and Trust (Restated as of January 1,	filed with the SEC on March 6, 2020
2013)*

10.2	MidWestOne Financial Group, Inc. 2017 Equity	Appendix A of the Company’s Definitive Proxy Statement on
	Incentive Plan*	Schedule 14A filed with the SEC on March 10, 2017

10.3	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 10.4 to the Company’s Annual Report on Form 10-K
	Incentive Plan Restricted Stock Unit Award Agreement*	filed with the SEC on March 11, 2021

10.4	Form of MidWestOne Financial Group, Inc. 2017 Equity	Exhibit 10.5 to the Company’s Annual Report on Form 10-K
	Incentive Plan Performance-Based Restricted Stock Unit	filed with the SEC on March 11, 2021
Award Agreement*

10.5	Supplemental Retirement Agreement between Iowa State	Exhibit 10.13 of the Company’s Registration Statement on
	Bank & Trust Company (now known as MidWestOne	Form S-4 (File No. 333-147628) filed with the SEC on
	Bank) and Charles N. Funk, dated November 1, 2001*	November 27, 2007

10.6	Credit Agreement by and between MidWestOne	Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed
	Financial Group, Inc. and U.S. Bank National Association	with the SEC on March 8, 2024
dated June 7, 2022

10.7	First Amendment to the Credit Agreement by and	Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed
	between MidWestOne Financial Group, Inc. and U.S. Bank	with the SEC on March 8, 2024
National Association dated September 30, 2022

10.8	Second Amendment to the Credit Agreement by and	Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed
	between MidWestOne Financial Group, Inc. and U.S. Bank	with the SEC on March 8, 2024
National Association dated September 19, 2023

10.9	Third Amendment to the Credit Agreement by and	Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed
	between MidWestOne Financial Group, Inc. and U.S. Bank	with the SEC on March 8, 2024
National Association dated February 12, 2024

10.10	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Barry S. Ray, effective June 4, 2018*	Form 8-K filed with the SEC on May 4, 2018

10.11	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on
	Group, Inc. and Gary L. Sims, effective June 25, 2018*	Form 8-K filed with the SEC on June 11, 2018

10.12	Underwriting Agreement, dated September 26, 2024, by and	Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with
	between MidWestOne Financial Group, Inc. and Keefe, Bruyette &	the SEC on September 30, 2024
Woods, Inc.

Exhibit
Number	Description	Incorporated by Reference to:
10.13	Employment Agreement between MidWestOne Financial	Filed herewith
Group, Inc. and Paul Ho-Sing-Loy, effective September 12, 2024*

10.14	Amended and Restated MidWestOne Financial Group, Inc.	Exhibit 10.16 to the Company’s Annual Report on Form 10-K
	Executive Deferred Compensation Plan, effective	filed with the SEC on March 11, 2021
December 15, 2020*

10.15	Amended and Restated Employment Agreement between	Exhibit 10.18 to the Company’s Annual Report on Form 10-K
	MidWestOne Financial Group, Inc. and Len D. Devaisher,	filed with the SEC on March 10, 2022
dated March 8, 2022*

10.16	Letter Agreement which revises the Amended and Restated	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Employment Agreement between MidWestOne Financial	filed with the SEC on September 29, 2022
Group, Inc. and Len D. Devaisher, dated September 27, 2022*

10.17	Employment Agreement between MidWestOne Financial	Exhibit 10.1 to the Company’s Current Report on Form 8-K
	Group, Inc. and Charles N. Reeves, dated November 1, 2022*	filed with the SEC on October 19, 2022

10.18	MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan*	Exhibit 4.6 to the Company’s Form S-8 filed with the SEC on
May 5, 2023

10.19	Amended Form of MidWestOne Financial Group, Inc. 2023 Equity	Filed herewith
Incentive Plan Restricted Stock Unit Award Agreement*

10.20	Amended Form of MidWestOne Financial Group, Inc. 2023 Equity	Filed herewith
Incentive Plan Performance-Based Restricted Stock Unit
Award Agreement*

10.21	MidWestOne Bank Amended and Restated Executive Life	Filed herewith
Insurance Plan, effective December 1, 2023*

19.1	Insider Trading Policy and Guidelines with Respect to	Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed
	Certain Transactions in Company Securities of	with the SEC on March 8, 2024
MidWestOne Financial Group, Inc., as amended
January 23, 2024

21.1	Subsidiaries of MidWestOne Financial Group, Inc.	Filed herewith

23.1	Consent of RSM US LLP	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

31.3	Certification of Principal Accounting Officer pursuant to	Filed herewith
Rule 13a-14(a) and Rule 15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description	Incorporated by Reference to:
32.3	Certification of Principal Accounting Officer pursuant to	Filed herewith
18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

97.1	MidWestOne Financial Group, Inc. Clawback Policy	Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 8, 2024

101	The following financial statements from the Company’s	Filed herewith
Annual Report on Form 10-K for the year ended
December 31, 2024, formatted in Inline XBRL:
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	March 11, 2025	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHARLES N. REEVES	Chief Executive Officer; Director	March 11, 2025
Charles N. Reeves	(Principal Executive Officer)

/s/ BARRY S. RAY	Chief Financial Officer	March 11, 2025
Barry S. Ray	(Principal Financial Officer)

/s/ JOHN J. RUPPEL	Chief Accounting Officer	March 11, 2025
John J. Ruppel	(Principal Accounting Officer)

/s/ KEVIN W. MONSON	Chairman of the Board	March 11, 2025
Kevin W. Monson

/s/ AZEEMUDDIN AHMED	Director	March 11, 2025
Azeemuddin Ahmed

/s/ LARRY D. ALBERT	Director	March 11, 2025
Larry D. Albert

/s/ CARL J. CHANEY	Director	March 11, 2025
Carl J. Chaney

/s/ CHARLES N. FUNK	Director	March 11, 2025
Charles N. Funk

/s/ JANET E. GODWIN	Director	March 11, 2025
Janet E. Godwin

/s/ DOUGLAS H. GREEFF	Director	March 11, 2025
Douglas H. Greeff

/s/ JENNIFER L. HAUSCHILDT	Director	March 11, 2025
Jennifer L. Hauschildt

/s/ MATTHEW J. HAYEK	Director	March 11, 2025
Matthew J. Hayek

/s/ RUTH E. HEINONEN	Director	March 11, 2025
Ruth E. Heinonen

/s/ NATHANIEL J. KAEDING	Director	March 11, 2025
Nathaniel J. Kaeding

/s/ TRACY S. MCCORMICK	Director	March 11, 2025
Tracy S. McCormick