Form 10-Q
period 2025-03-31
MidWestOne Financial Group, Inc.
filed 2025-05-06
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 2, 2025, there were 20,817,043 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
AFS	Available for Sale	FDIC	Federal Deposit Insurance Corporation
AOCI	Accumulated Other Comprehensive Income	FHLB	Federal Home Loan Bank
ASC	Accounting Standards Codification	FHLBDM	Federal Home Loan Bank of Des Moines
ASU	Accounting Standards Update	FHLMC	Federal Home Loan Mortgage Corporation
ATM	Automated Teller Machine	FRB	Board of Governors of the Federal Reserve System
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	U.S. Generally Accepted Accounting Principles
BOD	Bank of Denver	GLBA	Gramm-Leach-Bliley Act of 1999
BOLI	Bank Owned Life Insurance	HTM	Held to Maturity
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CMO	Collateralized Mortgage Obligations	RPA	Credit Risk Participation Agreement
CRE	Commercial Real Estate	RRE	Residential Real Estate
DNVB	Denver Bankshares, Inc.	SBA	U.S. Small Business Administration
ECL	Expected Credit Losses	SEC	U.S. Securities and Exchange Commission
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
(unaudited) (in thousands, except per share amounts)
ASSETS
Cash and due from banks	$68,545	$71,803
Interest earning deposits in banks	182,360	133,092
Total cash and cash equivalents	250,905	204,895
Debt securities available for sale at fair value	1,305,530	1,328,433
Loans held for sale	13,836	749
Gross loans held for investment	4,315,546	4,328,413
Unearned income, net	(11,362)	(12,786)
Loans held for investment, net of unearned income	4,304,184	4,315,627
Allowance for credit losses	(53,900)	(55,200)
Total loans held for investment, net	4,250,284	4,260,427
Premises and equipment, net	90,031	90,851
Goodwill	69,788	69,788
Other intangible assets, net	23,611	25,019
Foreclosed assets, net	3,419	3,337
Other assets	246,990	252,830
Total assets	$6,254,394	$6,236,329

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$903,714	$951,423
Interest bearing deposits	4,585,428	4,526,559
Total deposits	5,489,142	5,477,982
Short-term borrowings	1,482	3,186
Long-term debt	111,398	113,376
Other liabilities	72,747	82,089
Total liabilities	5,674,769	5,676,633

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 21,580,067 and 21,580,067; outstanding shares of 20,815,715 and 20,777,485	21,580	21,580
Additional paid-in capital	414,258	414,987
Retained earnings	227,790	217,776
Treasury stock at cost, 764,352 and 802,582 shares	(20,905)	(21,885)
Accumulated other comprehensive loss	(63,098)	(72,762)
Total shareholders' equity	579,625	559,696
Total liabilities and shareholders' equity	$6,254,394	$6,236,329
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(unaudited) (in thousands, except per share amounts)	2025	2024
Interest income
Loans, including fees	$59,462	$57,947
Taxable investment securities	13,327	9,460
Tax-exempt investment securities	703	1,710
Other	1,247	418
Total interest income	74,739	69,535
Interest expense
Deposits	25,484	27,726
Short-term borrowings	25	4,975
Long-term debt	1,791	2,103
Total interest expense	27,300	34,804
Net interest income	47,439	34,731
Credit loss expense	1,687	4,689
Net interest income after credit loss expense	45,752	30,042
Noninterest income
Investment services and trust activities	3,544	3,503
Service charges and fees	2,131	2,144
Card revenue	1,744	1,943
Loan revenue	1,194	856
Bank-owned life insurance	1,057	660
Investment securities gains, net	33	36
Other	433	608
Total noninterest income	10,136	9,750
Noninterest expense
Compensation and employee benefits	21,212	20,930
Occupancy expense of premises, net	2,588	2,813
Equipment	2,426	2,600
Legal and professional	2,226	2,059
Data processing	1,698	1,360
Marketing	552	598
Amortization of intangibles	1,408	1,637
FDIC insurance	917	942
Communications	159	196
Foreclosed assets, net	74	358
Other	3,033	2,072
Total noninterest expense	36,293	35,565
Income before income tax expense	19,595	4,227
Income tax expense	4,457	958
Net income	$15,138	$3,269

Per common share information
Earnings - basic	$0.73	$0.21
Earnings - diluted	$0.73	$0.21
Dividends paid	$0.2425	$0.2425
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(unaudited) (in thousands)	2025	2024
Net income	$15,138	$3,269

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) from AFS debt securities:
Unrealized net gain on debt securities AFS	13,281	2,151
Reclassification adjustment for gains included in net income	(33)	(36)
Reclassification of the change in fair value of AFS debt securities attributable to change in hedged risk	168	882
Income tax expense	(3,396)	(758)
Unrealized net gain on AFS debt securities, net of reclassification adjustments	10,020	2,239
Reclassification of AFS debt securities to HTM on January 1, 2022:
Amortization of the net unrealized loss from the reclassification of AFS debt securities to HTM	—	501
Income tax expense	—	(127)
Amortization of net unrealized loss from the reclassification of AFS debt securities to HTM, net	—	374
Unrealized (loss) gain from cash flow hedging instruments:
Unrealized net (loss) gain in cash flow hedging instruments	(198)	2,772
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(279)	(788)
Income tax benefit (expense)	121	(502)
Unrealized net (losses) gains on cash flow hedging instruments, net of reclassification adjustment	(356)	1,482
Other comprehensive income, net of tax	9,664	4,095
Comprehensive income	$24,802	$7,364
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31,
	Common Stock
(unaudited) (in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$16,581	$302,157	$294,784	$(24,245)	$(64,899)	$524,378
Net income	—	—	3,269	—	—	3,269
Other comprehensive income	—	—	—	—	4,095	4,095
Release/lapse of restriction on RSUs (56,165 shares)	—	(1,953)	(167)	1,597	—	(523)
Share-based compensation	—	641	—	—	—	641
Dividends paid on common stock ($0.2425 per share)	—	—	(3,820)	—	—	(3,820)
Balance at March 31, 2024	$16,581	$300,845	$294,066	$(22,648)	$(60,804)	$528,040

Balance at December 31, 2024	$21,580	$414,987	$217,776	$(21,885)	$(72,762)	$559,696
Net income	—	—	15,138	—	—	15,138
Other comprehensive income	—	—	—	—	9,664	9,664
Release/lapse of restriction on RSUs (38,230 shares, net)	—	(1,324)	(76)	980	—	(420)
Share-based compensation	—	595	—	—	—	595
Dividends paid on common stock ($0.2425 per share)	—	—	(5,048)	—	—	(5,048)
Balance at March 31, 2025	$21,580	$414,258	$227,790	$(20,905)	$(63,098)	$579,625

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(unaudited) (in thousands)	2025	2024
Operating Activities:
Net income	$15,138	$3,269
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	1,687	4,689
Depreciation, amortization, and accretion	176	2,992
Net change in premises and equipment due to writedown or sale	213	79
Share-based compensation	595	641
Net gain on call or sale of debt securities available for sale	(33)	(36)
Net change in foreclosed assets due to writedown or sale	59	311
Net gain on sale of loans held for sale	(241)	(181)
Origination of loans held for sale	(13,664)	(9,386)
Proceeds from sales of loans held for sale	11,858	8,283
Increase in cash surrender value of bank-owned life insurance	(1,057)	(661)
Decrease (increase) in deferred income taxes, net	3,066	(221)
Change in:
Other assets	120	(2,430)
Other liabilities	(9,242)	2,239
Net cash provided by operating activities	$8,675	$9,588
Investing Activities:
Purchases of equity securities	$(500)	$(250)
Proceeds from sales of debt securities available for sale	—	52,323
Proceeds from maturities, calls and payments of debt securities available for sale	42,502	27,951
Purchases of debt securities available for sale	(5,015)	(28,376)
Proceeds from maturities, calls, and payments of debt securities held to maturity	—	10,268
Net decrease (increase) in loans held for investment	(1,495)	(79,756)
Purchases of premises and equipment	(410)	(519)
Proceeds from sale of foreclosed assets	—	2
Net cash paid in business acquisition	—	(19,980)
Proceeds of principal and earnings from bank-owned life insurance	380	—
Net cash provided by (used in) investing activities	$35,462	$(38,337)
Financing Activities:
Net increase (decrease) in:
Deposits	$11,100	$(34,797)
Short-term borrowings	(1,704)	85,224
Payments on finance lease liability	(55)	(50)
Payments of other long-term debt	(2,000)	(1,250)
Taxes paid relating to the release/lapse of restriction on RSUs	(420)	(523)
Dividends paid	(5,048)	(3,820)
Net cash provided by financing activities	$1,873	$44,784
Net change in cash and cash equivalents	$46,010	$16,035
Cash and cash equivalents at beginning of period	204,895	81,727
Cash and cash equivalents at end of period	$250,905	$97,762

	Three Months Ended March 31,
(unaudited) (in thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$27,734	$33,369
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$141	$281
Transfer of loans held for investment to loans held for sale	11,040	—
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$—	$52,493
Total loans held for investment, net	—	207,095
Premises and equipment	—	11,091
Assets held for sale	—	2,379
Goodwill	—	8,641
Core deposit intangible	—	7,100
Other assets	—	4,987
Total non-cash assets acquired	$—	$293,786
Liabilities assumed:
Deposits	$—	$224,248
Short-term borrowings	—	37,500
Other liabilities	—	3,417
Total liabilities assumed	$—	$265,165
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
In the first quarter of 2025, MidWestOne Bank reclassified $11.0 million of credit card receivables to loans held for sale. The sale is expected to close in the fourth quarter of 2025.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all significant intercompany accounts and transactions have been eliminated and adjustments, consisting solely of normal recurring accruals and considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three months ended March 31, 2025 may not be indicative of results for the year ending December 31, 2025, or for any other period.

All significant accounting policies followed in the preparation of the quarterly financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.
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
Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption at March 31, 2025

On November 4, 2024, the FASB issued ASU 2024-03, which was updated in ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disclosure of additional information about specific expense categories in the notes to the financial statements. This ASU does not change or remove current expense disclosure requirements, but does affect where this information appears in the notes to the financial statements. The amendments are effective for the first fiscal year period beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The amendments should be applied on a prospective or a retrospective basis, with an option to early adopt. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01.

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. Additional transparency about income tax information through improvements to income tax disclosures, primarily related to the rate reconciliation and income taxes paid information, will be required. The amendments are effective for annual periods beginning after December 15, 2024, with an option to early adopt. The amendments should be applied on a prospective basis, with retrospective application being permitted. The adoption of ASU 2023-09 is not expected to have a material impact on the Company's consolidated financial statements.

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
The table below summarizes the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	January 31, 2024
Merger consideration
Cash consideration	$32,600
Identifiable net assets acquired, at fair value
Assets acquired
Cash and due from banks	$462
Interest earning deposits in banks	3,517
Debt securities	52,493
Loans held for investment	207,095
Premises and equipment	12,857
Core deposit intangible	7,100
Other assets	5,200
Total assets acquired	288,724
Liabilities assumed
Deposits	$(224,248)
Short-term borrowings	(37,500)
Other liabilities	(3,417)
Total liabilities assumed	(265,165)
Identifiable net assets acquired, at fair value	23,559
Goodwill	$9,041

For illustrative purposes only, the following table presents certain unaudited pro forma information for the three months ended March 31, 2024. This unaudited, estimated pro forma information was calculated as if DNVB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of DNVB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

Unaudited
Three Months Ended
March 31,
(in thousands, except per share amounts)	2024
Total revenues	$45,298
Net income	$6,466
EPS - basic	$0.41
EPS - diluted	$0.41
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
The following table summarizes acquisition and divestiture-related expenses incurred during the three months ended March 31, 2025 and March 31, 2024, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Noninterest Expense
Compensation and employee benefits	$—	$241
Occupancy expense of premises, net	—	152
Equipment	—	149
Legal and professional	40	573
Data processing	—	61
Marketing	—	32
Communications	—	1
Other	—	105
Total acquisition and divestiture-related expenses	$40	$1,314

3.    Debt Securities
The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities AFS as of the dates indicated:

	As of March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. treasuries	$50,647	$26	$—	$—	$50,673
U.S. government agencies and corporations	15,015	38	—	—	15,053
State and political subdivisions	152,319	2	25,121	—	127,200
Mortgage-backed securities	326,984	746	4,891	—	322,839
Collateralized loan obligations	45,128	51	20	—	45,159
Collateralized mortgage obligations	678,221	567	47,550	—	631,238
Corporate debt securities	122,535	88	9,255	—	113,368
Total available for sale debt securities	$1,390,849	$1,518	$86,837	$—	$1,305,530

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. treasuries	$50,371	$28	$—	$—	$50,399
U.S. Government agencies and corporations	10,000	—	59	—	9,941
State and political subdivisions	159,293	2	23,575	—	135,720
Mortgage-backed securities	331,956	6	8,523	—	323,439
Collateralized loan obligations	48,747	148	26	—	48,869
Collateralized mortgage obligations	702,138	83	56,112	—	646,109
Corporate debt securities	124,495	86	10,625	—	113,956
Total available for sale debt securities	$1,427,000	$353	$98,920	$—	$1,328,433

Investment securities with a fair value of $470.1 million and $485.3 million at March 31, 2025 and December 31, 2024, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
Accrued interest receivable on debt securities AFS is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At March 31, 2025 and December 31, 2024, the accrued interest receivable on debt securities AFS was $5.9 million and $5.8 million, respectively.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded as of March 31, 2025, aggregated by investment category and length of time in a continuous loss position:

		As of March 31, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
State and political subdivisions	119	$600	$—	$125,313	$25,121	$125,913	$25,121
Mortgage-backed securities	30	181,246	1,774	17,814	3,117	199,060	4,891
Collateralized loan obligations	2	5,007	11	2,115	9	7,122	20
Collateralized mortgage obligations	47	272,840	2,126	185,466	45,424	458,306	47,550
Corporate debt securities	82	1,482	18	102,634	9,237	104,116	9,255
Total	280	$461,175	$3,929	$433,342	$82,908	$894,517	$86,837
As of March 31, 2025, 119 state and political subdivisions securities with total unrealized losses of $25.1 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2025, 30 mortgage-backed securities and 47 collateralized mortgage obligations with unrealized losses totaling $52.4 million were held by the Company. Management evaluated the payment history of these securities, and considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2025, 2 collateralized loan obligations with unrealized losses of $20 thousand were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of March 31, 2025, 82 corporate debt securities with total unrealized losses of $9.3 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded as of December 31, 2024, aggregated by investment category and length of time in a continuous loss position:

		As of December 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. government agencies and corporations	1	$9,941	$59	$—	$—	$9,941	$59
State and political subdivisions	121	839	11	127,094	23,564	127,933	23,575
Mortgage-backed securities	48	305,140	5,091	17,699	3,432	322,839	8,523
Collateralized loan obligations	2	5,014	13	2,133	13	7,147	26
Collateralized mortgage obligations	56	432,201	7,196	186,883	48,916	619,084	56,112
Corporate debt securities	83	—	—	103,496	10,625	103,496	10,625
Total	311	$753,135	$12,370	$437,305	$86,550	$1,190,440	$98,920
Proceeds and gross realized gains and losses on debt securities AFS for the three months ended March 31, 2025 and 2024, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Proceeds from sales of debt securities available for sale	$—	$52,323

Gross realized losses from sales of debt securities available for sale(1)	—	—
Net realized loss from sales of debt securities available for sale(1)	$—	$—

(1) The difference in investment securities (losses) gains, net reported herein as compared to the Consolidated Statements of Income for the three months ended March 31, 2025 and March 31, 2024 is associated with the net realized gain from the call of debt securities of $33 thousand and $36 thousand, respectively.

The contractual maturity distribution of debt securities AFS at March 31, 2025 is shown below. Expected maturities of MBS, CLO and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$54,310	$54,306
Due after one year through five years	55,780	54,322
Due after five years through ten years	171,113	150,675
Due after ten years	59,313	46,991
	$340,516	$306,294
Mortgage-backed securities	326,984	322,839
Collateralized loan obligations	45,128	45,159
Collateralized mortgage obligations	678,221	631,238
Total	$1,390,849	$1,305,530

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Agricultural	$131,409	$119,051
Commercial and industrial	1,140,138	1,126,813
Commercial real estate:
Construction & development	293,280	324,896
Farmland	180,633	182,460
Multifamily	421,204	423,157
Commercial real estate-other	1,425,062	1,414,168
Total commercial real estate	2,320,179	2,344,681
Residential real estate:
One- to four- family first liens	471,688	477,150
One- to four- family junior liens	182,346	179,232
Total residential real estate	654,034	656,382
Consumer	58,424	68,700
Loans held for investment, net of unearned income	4,304,184	4,315,627
Allowance for credit losses	(53,900)	(55,200)
Total loans held for investment, net	$4,250,284	$4,260,427

Loans with unpaid principal in the amount of $1.13 billion and $1.19 billion at March 31, 2025 and December 31, 2024, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following tables present the amortized cost basis of loans based on delinquency status at the dates indicated:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
March 31, 2025
Agricultural	$131,131	$—	$—	$278	$131,409	$—
Commercial and industrial	1,137,341	155	100	2,542	1,140,138	—
Commercial real estate:
Construction and development	293,280	—	—	—	293,280	—
Farmland	178,874	—	595	1,164	180,633	—
Multifamily	421,189	15	—	—	421,204	—
Commercial real estate-other	1,420,489	2,461	—	2,112	1,425,062	—
Total commercial real estate	2,313,832	2,476	595	3,276	2,320,179	—
Residential real estate:
One- to four- family first liens	466,256	3,344	166	1,922	471,688	41
One- to four- family junior liens	181,601	293	364	88	182,346	4
Total residential real estate	647,857	3,637	530	2,010	654,034	45
Consumer	58,075	239	77	33	58,424	8
Total	$4,288,236	$6,507	$1,302	$8,139	$4,304,184	$53

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
December 31, 2024
Agricultural	$118,659	$—	$—	$392	$119,051	$—
Commercial and industrial	1,122,382	918	651	2,862	1,126,813	—
Commercial real estate:
Construction and development	324,896	—	—	—	324,896	—
Farmland	182,025	71	—	364	182,460	—
Multifamily	423,157	—	—	—	423,157	—
Commercial real estate-other	1,405,377	2,806	26	5,959	1,414,168	—
Total commercial real estate	2,335,455	2,877	26	6,323	2,344,681	—
Residential real estate:
One- to four- family first liens	470,300	2,770	1,680	2,400	477,150	49
One- to four- family junior liens	178,225	580	98	329	179,232	6
Total residential real estate	648,525	3,350	1,778	2,729	656,382	55
Consumer	68,232	239	142	87	68,700	87
Total	$4,293,253	$7,384	$2,597	$12,393	$4,315,627	$142

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan at the dates presented:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Agricultural	$332	$447	$66	$208	$—	$—
Commercial and industrial	2,705	2,986	147	1	—	—
Commercial real estate:
Construction and development	—	27	—	—	—	—
Farmland	1,163	483	1,151	352	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	8,520	12,982	623	623	—	—
Total commercial real estate	9,683	13,492	1,774	975	—	—
Residential real estate:
One- to four- family first liens	3,654	3,667	1,712	1,748	41	49
One- to four- family junior liens	929	1,015	374	378	4	6
Total residential real estate	4,583	4,682	2,086	2,126	45	55
Consumer	114	98	13	—	8	87
Total	$17,417	$21,705	$4,086	$3,310	$53	$142
There was no interest income recognized on nonaccrual loans during the three months ended March 31, 2025 and March 31, 2024, as all interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income and is generally accounted for using the cost-recovery method, until qualifying for return to accrual. The interest income recognized on loans that were on nonaccrual and had subsequently been paid-off for the three months ended March 31, 2025 and March 31, 2024 was $7 thousand and $129 thousand, respectively.
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

The following tables set forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of March 31, 2025. As of March 31, 2025, there were no 'doubtful' or 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
March 31, 2025 (in thousands)	2025	2024	2023	2022	2021	Prior		Total
Agricultural
Pass	$7,528	$10,515	$7,294	$7,738	$4,695	$2,675	$87,211	$127,656
Special mention	203	100	120	134	210	28	1,433	2,228
Substandard	—	183	35	163	245	253	646	1,525
Total	$7,731	$10,798	$7,449	$8,035	$5,150	$2,956	$89,290	$131,409

Commercial and industrial
Pass	$74,672	$111,416	$146,493	$163,495	$159,968	$205,886	$201,826	$1,063,756
Special mention	74	6,133	1,509	22,886	5,200	5,121	3,366	44,289
Substandard	164	873	1,066	2,390	645	20,104	6,851	32,093
Total	$74,910	$118,422	$149,068	$188,771	$165,813	$231,111	$212,043	$1,140,138

CRE - Construction and development
Pass	$13,242	$96,946	$87,690	$68,364	$12,465	$4,888	$9,685	$293,280
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$13,242	$96,946	$87,690	$68,364	$12,465	$4,888	$9,685	$293,280

CRE - Farmland
Pass	$9,003	$29,296	$22,278	$38,687	$38,173	$30,430	$2,353	$170,220
Special mention	—	677	—	313	1,177	2,879	—	5,046
Substandard	373	838	271	1,239	596	1,094	956	5,367
Total	$9,376	$30,811	$22,549	$40,239	$39,946	$34,403	$3,309	$180,633

CRE - Multifamily
Pass	$6,641	$20,379	$83,795	$98,453	$103,140	$92,368	$4,403	$409,179
Special mention	9,182	64	1,029	—	256	1,494	—	12,025
Substandard	—	—	—	—	—	—	—	—
Total	$15,823	$20,443	$84,824	$98,453	$103,396	$93,862	$4,403	$421,204

CRE - Other
Pass	$59,361	$176,931	$165,166	$310,801	$227,419	$308,032	$59,305	$1,307,015
Special mention	1,923	1,314	5,953	9,513	19,608	7,053	6,612	51,976
Substandard	190	7,059	2,589	35,800	1,870	18,192	371	66,071
Total	$61,474	$185,304	$173,708	$356,114	$248,897	$333,277	$66,288	$1,425,062

RRE - One- to four- family first liens
Pass / Performing	$14,499	$56,545	$50,360	$118,653	$85,530	$118,881	$13,985	$458,453
Special mention	—	210	1,101	2,887	194	1,538	—	5,930
Substandard / Nonperforming	—	—	1,285	1,223	909	3,888	—	7,305
Total	$14,499	$56,755	$52,746	$122,763	$86,633	$124,307	$13,985	$471,688

RRE - One- to four- family junior liens
Performing	$1,578	$9,158	$15,664	$20,857	$14,295	$13,102	$106,192	$180,846
Nonperforming	—	132	215	909	79	165	—	1,500
Total	$1,578	$9,290	$15,879	$21,766	$14,374	$13,267	$106,192	$182,346

Consumer
Performing	$4,740	$13,850	$15,999	$9,109	$5,042	$3,481	$6,081	$58,302
Nonperforming	—	10	41	46	—	25	—	122
Total	$4,740	$13,860	$16,040	$9,155	$5,042	$3,506	$6,081	$58,424

	Term Loans by Origination Year						Revolving Loans
March 31, 2025 (in thousands)	2025	2024	2023	2022	2021	Prior		Total
Total by Credit Quality Indicator Category
Pass	$184,946	$502,028	$563,076	$806,191	$631,390	$763,160	$378,768	$3,829,559
Special mention	11,382	8,498	9,712	35,733	26,645	18,113	11,411	121,494
Substandard	727	8,953	5,246	40,815	4,265	43,531	8,824	112,361
Performing	6,318	23,008	31,663	29,966	19,337	16,583	112,273	239,148
Nonperforming	—	142	256	955	79	190	—	1,622
Total	$203,373	$542,629	$609,953	$913,660	$681,716	$841,577	$511,276	$4,304,184

	Term Loans by Origination Year						Revolving Loans
March 31, 2025 (in thousands)	2025	2024	2023	2022	2021	Prior		Total
Year-to-date Current Period Gross Write-offs
Commercial and industrial	$—	$58	$45	$—	$—	$—	$—	$103
CRE - Other	—	—	—	—	—	2,635	—	2,635
RRE - One-to-four-family first liens	—	—	—	—	—	14	—	14
RRE - One-to-four-family junior liens	—	—	—	25	—	—	—	25
Consumer	—	135	104	128	1	10	—	378
Total Current Period Gross Write-offs	$—	$193	$149	$153	$1	$2,659	$—	$3,155

The following tables set forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage based on the most recent analysis performed, as of December 31, 2024. As of December 31, 2024, there were no 'doubtful' or 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
December 31, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Agricultural
Pass	$13,364	$7,533	$8,405	$5,452	$1,772	$1,131	$78,123	115,780
Special mention	234	186	152	224	—	28	761	1,585
Substandard	30	—	209	109	211	185	942	1,686
Total	$13,628	$7,719	$8,766	$5,785	$1,983	$1,344	$79,826	$119,051
Commercial and industrial
Pass	$132,974	$150,944	$168,448	$165,044	$95,206	$121,761	$211,223	$1,045,600
Special mention	6,262	2,306	24,261	3,121	5,042	2,202	8,856	52,050
Substandard	864	545	1,859	2,977	39	20,596	2,283	29,163
Total	$140,100	$153,795	$194,568	$171,142	$100,287	$144,559	$222,362	$1,126,813
CRE - Construction and development
Pass	$97,609	$137,742	$65,684	$12,571	$2,994	$1,972	$6,101	$324,673
Special mention	—	—	27	—	—	—	—	27
Substandard	196	—	—	—	—	—	—	196
Total	$97,805	$137,742	$65,711	$12,571	$2,994	$1,972	$6,101	$324,896
CRE - Farmland
Pass	$31,398	$22,842	$39,300	$39,489	$18,802	$13,259	$5,594	$170,684
Special mention	1,684	—	2,350	960	495	1,001	478	6,968
Substandard	561	516	355	585	1,131	1,660	—	4,808
Total	$33,643	$23,358	$42,005	$41,034	$20,428	$15,920	$6,072	$182,460
CRE - Multifamily
Pass	$32,274	$70,843	$99,228	$104,206	$82,750	$18,663	$122	$408,086
Special mention	78	1,031	448	260	1,444	11,810	—	15,071
Substandard	—	—	—	—	—	—	—	—
Total	$32,352	$71,874	$99,676	$104,466	$84,194	$30,473	$122	$423,157
CRE - Other
Pass	$192,608	$145,595	$322,545	$232,349	$191,697	$134,798	$60,681	$1,280,273
Special mention	1,902	8,546	19,573	18,577	4,702	5,129	8,350	66,779
Substandard	4,517	86	24,314	1,242	17,792	19,165	—	67,116
Total	$199,027	$154,227	$366,432	$252,168	$214,191	$159,092	$69,031	$1,414,168
RRE - One- to four- family first liens
Pass / Performing	$60,765	$53,273	$121,536	$88,067	$45,026	$82,679	$13,187	$464,533
Special mention	588	1,123	1,944	197	593	991	546	5,982
Substandard / Nonperforming	—	1,302	1,019	690	102	3,522	—	6,635
Total	$61,353	$55,698	$124,499	$88,954	$45,721	$87,192	$13,733	$477,150
RRE - One- to four- family junior liens
Performing	$10,503	$16,894	$22,506	$14,906	$6,237	$7,481	$99,690	$178,217
Nonperforming	—	—	701	69	—	245	—	1,015
Total	$10,503	$16,894	$23,207	$14,975	$6,237	$7,726	$99,690	$179,232
Consumer
Performing	$17,808	$19,253	$10,262	$5,877	$2,035	$7,612	$5,668	$68,515
Nonperforming	11	63	90	—	21	—	—	185
Total	$17,819	$19,316	$10,352	$5,877	$2,056	$7,612	$5,668	$68,700

	Term Loans by Origination Year						Revolving Loans
December 31, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Total by Credit Quality Indicator Category
Pass	$560,992	$588,772	$825,146	$647,178	$438,247	$374,263	$375,031	$3,809,629
Special mention	10,748	13,192	48,755	23,339	12,276	21,161	18,991	148,462
Substandard	6,168	2,449	27,756	5,603	19,275	45,128	3,225	109,604
Performing	28,311	36,147	32,768	20,783	8,272	15,093	105,358	246,732
Nonperforming	11	63	791	69	21	245	—	1,200
Total	$606,230	$640,623	$935,216	$696,972	$478,091	$455,890	$502,605	$4,315,627

	Term Loans by Origination Year						Revolving Loans
December 31, 2024 (in thousands)	2024	2023	2022	2021	2020	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$—	$—	$48	$—	$—	$—	$48
Commercial and industrial	—	59	327	145	29	1,658	—	2,218
CRE - Other	836	—	—	—	—	243	—	1,079
RRE - One-to-four-family first liens	—	—	53	22	—	—	—	75
Consumer	23	839	413	11	4	69	—	1,359
Total Current Period Gross Write-offs	$859	$898	$793	$226	$33	$1,970	$—	$4,779

Allowance for Credit Losses
The following are the economic factors utilized by the Company for its loan credit loss estimation process at March 31, 2025, and the forecast for each factor at that date: (1) national unemployment - increases over the next four forecasted quarters; (2) year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) year-to-year change in CRE index - increases over the next four forecasted quarters; and (4) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The ACL as of March 31, 2025 was $53.9 million, a decrease from $55.2 million at December 31, 2024. The decrease in the ACL reflected net loan charge-offs of $3.1 million for the three months ended March 31, 2025, as compared to net loan charge-offs of $0.2 million for the three months ended March 31, 2024, partially offset by credit loss expense of $1.8 million, which primarily reflected an additional reserve on collectively evaluated loans.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $20.4 million at March 31, 2025 and $20.2 million at December 31, 2024, and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows for the periods indicated:

	Three Months Ended March 31, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2025
Beginning balance	$249	$21,040	$27,641	$4,929	$1,341	$55,200
Charge-offs	—	(103)	(2,635)	(39)	(378)	(3,155)
Recoveries	1	27	5	4	31	68
Credit loss expense (benefit)(1)	144	1,127	(208)	286	438	1,787
Ending balance	$394	$22,091	$24,803	$5,180	$1,432	$53,900

For the Three Months Ended March 31, 2024
Beginning balance	$613	$21,743	$23,759	$4,762	$623	$51,500
Charge-offs	(4)	(299)	(35)	(19)	(290)	(647)
Recoveries	355	46	8	9	40	458
Credit loss expense (benefit)(1)	(316)	392	3,040	262	1,211	4,589
Ending balance	$648	$21,882	$26,772	$5,014	$1,584	$55,900
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $0.1 million and credit loss expense of $0.1 million related to off-balance sheet credit exposures for the three months ended March 31, 2025 and March 31, 2024, respectively.

The composition of the allowance for credit losses by portfolio segment based on evaluation method was as follows:

	As of March 31, 2025
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$66	$2,140	$11,494	$2,669	$34	$16,403
Collectively evaluated for impairment	131,343	1,137,998	2,308,685	651,365	58,390	4,287,781
Total	$131,409	$1,140,138	$2,320,179	$654,034	$58,424	$4,304,184
Allowance for credit losses:
Individually evaluated for impairment	$—	$614	$2,183	$218	$7	$3,022
Collectively evaluated for impairment	394	21,477	22,620	4,962	1,425	50,878
Total	$394	$22,091	$24,803	$5,180	$1,432	$53,900

	As of December 31, 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$208	$2,488	$15,334	$2,710	$21	$20,761
Collectively evaluated for impairment	118,843	1,124,325	2,329,347	653,672	68,679	4,294,866
Total	$119,051	$1,126,813	$2,344,681	$656,382	$68,700	$4,315,627
Allowance for credit losses:
Individually evaluated for impairment	$—	$406	$4,011	$164	$8	$4,589
Collectively evaluated for impairment	249	20,634	23,630	4,765	1,333	50,611
Total	$249	$21,040	$27,641	$4,929	$1,341	$55,200
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of March 31, 2025
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$66	$—	$—	$66	$—
Commercial and industrial	1,614	358	168	2,140	614
Commercial real estate:
Farmland	3,350	—	—	3,350	—
Commercial real estate-other	8,144	—	—	8,144	2,183
Residential real estate:
One- to four- family first liens	2,153	—	—	2,153	135
One- to four- family junior liens	516	—	—	516	83
Consumer	—	34	—	34	7
Total	$15,843	$392	$168	$16,403	$3,022

	As of December 31, 2024
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$208	$—	$—	$208	$—
Commercial and industrial	203	—	2,285	2,488	406
Commercial real estate:
Farmland	2,449	70	—	2,519	—
Commercial real estate-other	12,815	—	—	12,815	4,011
Residential real estate:
One- to four- family first liens	2,189	—	—	2,189	79
One- to four- family junior liens	521	—	—	521	85
Consumer	—	21	—	21	8
Total	$18,385	$91	$2,285	$20,761	$4,589

Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, other-than-insignificant payment delays, interest rate reduction, or a combination thereof.
The following tables present the amortized cost basis of loans as of March 31, 2025 and March 31, 2024 that were modified during the three months ended March 31, 2025 and March 31, 2024 and experiencing financial difficulty at the time of the modification by class and by type of modification:

	For the Three Months and Three Months Ended March 31, 2025
					Combination:
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Payment Delay & Term Extension	Term Extension, Interest Rate Reduction, & Payment Delay	Total Class of Financing Receivable
Three Months Ended March 31, 2025
Agricultural	$—	$—	$569	$—	$—	$—	$—	$—	0.43%
Commercial and industrial	—	—	—	—	19	—	—	—	—%
CRE - Farmland	—	—	373	—	—	—	—	—	0.21%
CRE - Other	—	—	190	—	—	—	—	—	0.01%
Total	$—	$—	$1,132	$—	$19	$—	$—	$—

	For the Three Months and Three Months Ended March 31, 2024
					Combination:
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Payment Delay & Term Extension	Term Extension, Interest Rate Reduction, & Payment Delay	Total Class of Financing Receivable
Three Months Ended March 31, 2024
Commercial and industrial	$—	$—	$350	$—	$—	$—	$—	$—	0.03%
CRE - Other	—	—	202	—	—	—	—	—	0.01%
RRE - One- to four- family first liens	—	253	—	—	—	—	—	—	0.05%
RRE - One- to four- family junior liens	—	—	136	—	—	—	—	—	0.07%
Total	$—	$253	$688	$—	$—	$—	$—	$—

The Company had no additional commitments to lend amounts to the borrowers included in the previous tables as of March 31, 2025 and as of March 31, 2024. For the three months ended March 31, 2025, the Company had no modified loans to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification. For the three months ended March 31, 2024, the Company had 9 modified loans totaling $1.4 million to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following tables present the performance, as of March 31, 2025 and March 31, 2024, of loans that were modified while the borrower was experiencing financial difficulty at the time of modification in the last 12 months:

	As of March 31, 2025
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$568	$—	$—	$—	$568
Commercial and industrial	410	—	—	81	491
CRE - Farmland	373	—	—	—	373
CRE - Other	5,455	—	—	—	5,455
RRE - One- to four- family first liens	459	—	—	—	459
Consumer	11	—	—	—	11
Total	$7,276	$—	$—	$81	$7,357

	As of March 31, 2024
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial	$4,028	$76	$—	$995	$5,099
CRE - Construction and development	559	—	—	—	559
CRE - Farmland	29	—	—	352	381
CRE - Other	6,066	—	—	—	6,066
RRE - One- to four- family first liens	253	—	—	—	253
RRE - One- to four- family junior liens	149	—	—	—	149
Total	$11,084	$76	$—	$1,347	$12,507

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and March 31, 2024:

(in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended March 31, 2025
Agricultural	$—	—%	2.01
Commercial and industrial	—	6.75	59.4
CRE - Farmland	—	—	62.2
CRE - Other	—	—	11.3
Total	$—	—%	32.3

(in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended March 31, 2024
Commercial and industrial	$—	—%	4.4
CRE - Other	—	—	5.4
RRE - One- to four- family junior liens	—	—	122.0
Total	$—	—%	27.9

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

	As of March 31, 2025			As of December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps - loans	$55,256	$1,910	$983	$49,486	$2,416	$294
Interest rate swaps - securities	50,000	—	62	150,000	—	239
Cash flow hedges
Interest rate swaps	200,000	416	106	200,000	813	26
Total	$305,256	$2,326	$1,151	$399,486	$3,229	$559

Not designated as hedging instruments:
Interest rate swaps	$687,215	$20,259	$20,270	$697,969	$21,145	$21,153
RPAs - participated out contracts	55,585	5	—	55,088	4	—
RPAs - participated in contracts	29,921	—	—	29,982	—	—
Interest rate lock commitments	3,442	58	—	912	10	—
Interest rate forward loan sales contracts	3,634	—	13	1,312	9	—
Total	$779,797	$20,322	$20,283	$785,263	$21,168	$21,153

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
Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. The Company has previously entered into pay-fixed receive-floating interest rate swaps to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt, including brokered deposits. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the 12 months following March 31, 2025, the Company estimates that an additional $0.3 million of income will be reclassified into interest expense.

The table below presents the effect of cash flow hedge accounting on AOCI for the three months ended March 31, 2025 and 2024:

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in thousands)	2025	2024		2025	2024
Interest rate swaps	$(198)	$2,772	Interest Expense	$279	$788

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Three Months Ended March 31,
	2025		2024
(in thousands)	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value or cash flow hedges are recorded	$12	$—	$408	$—

The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts - loans:
Hedged items	1,201	—	(764)	—
Derivative designated as hedging instruments	(1,045)	—	1,023	—

Interest contracts - securities:
Hedged items	(168)	—	(882)	—
Derivative designated as hedging instruments	24	—	1,059	—

As of March 31, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$54,378	$(927)
Securities	$50,058	$58

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended March 31,
(in thousands)		2025	2024
Interest rate swaps	Other income	$(1)	$—
RPAs	Other income	1	5
Interest rate lock commitments	Loan revenue	48	27
Interest rate forward loan sales contracts	Loan revenue	(22)	14
Total		$26	$46

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of March 31, 2025 and December 31, 2024, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of March 31, 2025
Asset Derivatives	$22,648	$—	$22,648	$—	$14,434	$8,214
Liability Derivatives	21,434	—	21,434	—	3,630	17,804

As of December 31, 2024
Asset Derivatives	$24,397	$—	$24,397	$—	$17,011	$7,386
Liability Derivatives	21,712	—	21,712	—	110	21,602
Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which, if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of March 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.9 million.
6.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Goodwill, beginning of period	$69,788	$62,477
Established in acquisition	—	9,041
Allocated to divestiture	—	(1,730)
Total goodwill, end of period	$69,788	$69,788
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

The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets as of the dates indicated:

	As of March 31, 2025			As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$65,345	$(48,780)	$16,565	$65,345	$(47,388)	$17,957
Customer relationship intangible	5,265	(5,259)	6	5,265	(5,243)	22
	$70,610	$(54,039)	$16,571	$70,610	$(52,631)	$17,979
Indefinite-lived trade name intangible			7,040			7,040
Total other intangible assets, net			$23,611			$25,019
The following table provides the estimated future amortization expense for the remaining nine months of the year ending December 31, 2025 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible	Customer Relationship Intangible	Total
2025	$3,532	$6	$3,538
2026	3,840	—	3,840
2027	2,757	—	2,757
2028	2,110	—	2,110
2029	1,681	—	1,681
Thereafter	2,645	—	2,645
Total	$16,565	$6	$16,571

7.    Other Assets
The components of the Company's other assets as of March 31, 2025 and December 31, 2024 were as follows:

(in thousands)	March 31, 2025	December 31, 2024
Bank-owned life insurance	$100,487	$99,810
Interest receivable	26,668	26,467
FHLB stock	5,025	5,156
Mortgage servicing rights	12,019	12,232
Operating lease right-of-use assets, net	2,067	1,576
Federal and state income taxes, current	7,105	8,282
Federal and state income taxes, deferred	51,786	58,127
Derivative assets	22,648	24,397
Other receivables/assets	19,185	16,783
	$246,990	$252,830

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Noninterest bearing deposits	$903,714	$951,423
Interest checking deposits	1,283,328	1,258,191
Money market deposits	1,002,066	1,053,988
Savings deposits	877,348	820,549
Time deposits of $250 and under	1,018,012	1,026,793
Time deposits over $250	404,674	367,038
Total deposits	$5,489,142	$5,477,982

The Company had $25.0 million and $25.3 million in reciprocal time deposits as of March 31, 2025 and December 31, 2024, respectively. Included in money market deposits at March 31, 2025 and December 31, 2024 were $125.7 million and $156.2 million, respectively, of interest-bearing reciprocal deposits. Included in noninterest bearing deposits at March 31, 2025 and December 31, 2024 were $68.4 million and $95.0 million, respectively, of noninterest-bearing reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to distribute deposits that exceed the FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits. In addition, included within the time deposits of $250 thousand and under was $200.0 million of brokered deposits as of both March 31, 2025 and December 31, 2024.

As of March 31, 2025 and December 31, 2024, the Company had public entity deposits, which were collateralized by investment securities balances of $13.4 million and $19.9 million, respectively. As of March 31, 2025 and December 31, 2024, the public entity deposits were also collateralized by FHLB letters of credit totaling $127.2 million and $116.1 million, respectively.

9.    Short-Term Borrowings
The following table summarizes the Company's short-term borrowings as of the dates indicated:

	March 31, 2025		December 31, 2024
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	0.70%	$1,482	0.70%	$3,186

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
Federal Home Loan Bank Advances: The Bank has a secured line of credit with the FHLBDM. At March 31, 2025 and December 31, 2024, the Company had FHLB borrowing capacity of $583.8 million and $624.0 million, respectively. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses of the notes to the consolidated financial statements.
Federal Funds Purchased: The Bank has unsecured federal funds lines totaling $110.0 million from multiple correspondent banking relationships. There were no borrowings from such lines outstanding at either March 31, 2025 or December 31, 2024.
Federal Reserve Bank Borrowing: At both March 31, 2025 and December 31, 2024, the Company had no Federal Reserve Discount Window borrowings outstanding, while its borrowing capacity was $323.0 million as of March 31, 2025 and $330.1 million as of December 31, 2024. As of March 31, 2025 and December 31, 2024, the bank had pledged debt securities with a market value of $346.9 million and $353.9 million, respectively.
Unsecured Line of Credit: The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 30, 2024 such that the revolving commitment matures on September 30, 2025, with no other alterations made to the fee structure or interest rate. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no borrowings outstanding under this revolving credit facility as of both March 31, 2025 and December 31, 2024.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

		March 31,	December 31,		March 31,	December 31,
		2025	2024		2025	2024
(in thousands)	Face Value	Book Value		Interest Rate(1)	Rate		Maturity Date	Callable Date
ATBancorp Statutory Trust I	$7,732	$7,026	$7,014	1.68% Margin	6.24%	6.30%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,120	11,103	1.65% Margin	6.21%	6.27%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,895	1,888	2.15% Margin	6.71%	6.75%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	7,011	7,002	3.50% Margin	8.06%	8.12%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	15,464	1.59% Margin	6.15%	6.21%	12/15/2037	12/15/2012
Total	$44,847	$42,516	$42,471

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
Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its subordinated notes, of which $63.75 million have been exchanged for subordinated notes registered under the Securities Act of 1933. The 5.75% fixed-to-floating rate subordinated notes are due July 30, 2030. On July 30, 2025, the interest rate on the subordinated notes will reset quarterly to a floating rate of three-month term SOFR plus 5.68%. At March 31, 2025, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes. At both March 31, 2025 and December 31, 2024, the Company had outstanding subordinated debentures of $64.3 million.
Other Long-Term Debt
Other long-term borrowings were as follows as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$343	8.89%	$398
FHLB borrowings	—	4,239	—	4,239
Note payable to unaffiliated bank	—	—	6.10	2,000
Total	0.67%	$4,582	2.37%	$6,637
On June 7, 2022, pursuant to a credit agreement with a correspondent bank, the Company entered into a $35.0 million term note payable maturing on June 30, 2027. Principal and interest are payable quarterly, and began on September 30, 2022. Interest accrues at the monthly reset term SOFR plus 1.55%. The credit agreement includes customary covenants requiring the Company to, among other things, maintain minimum levels of both regulatory capital and certain financial ratios; the Company certifies compliance with the covenants on a quarterly basis. On February 12, 2024, the credit agreement, including certain of its covenants, was amended. On September 30, 2024, the credit agreement was again amended to alter certain terms and to extend the maturity date of the line of credit to September 30, 2025.

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
As of March 31, 2025, the Company had outstanding FHLB borrowings of $4.2 million due in 2029 with a 0% fixed interest rate.

11.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Basic Earnings Per Share:
Net income	$15,138	$3,269
Weighted average shares outstanding	20,796,600	15,722,697
Basic earnings per common share	$0.73	$0.21

Diluted Earnings Per Share:
Net income	$15,138	$3,269
Weighted average shares outstanding, including all dilutive potential shares	20,849,255	15,773,521
Diluted earnings per common share	$0.73	$0.21

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
As of both March 31, 2025 and December 31, 2024, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore no amounts were held in reserve for each of these periods.

A comparison of the Company's and the Bank's capital, with the corresponding minimum regulatory requirements in effect at March 31, 2025 and December 31, 2024, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2025
Consolidated:
Total capital/risk weighted assets	$706,187	14.34%	$517,032	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	582,817	11.84	418,550	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	540,301	10.97	344,688	7.00	N/A	N/A
Tier 1 leverage capital/average assets	582,817	9.50	245,417	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$697,182	14.21%	$515,255	10.50%	$490,719	10.00%
Tier 1 capital/risk weighted assets	638,812	13.02	417,111	8.50	392,575	8.00
Common equity tier 1 capital/risk weighted assets	638,812	13.02	343,503	7.00	318,967	6.50
Tier 1 leverage capital/average assets	638,812	10.42	245,265	4.00	306,581	5.00

At December 31, 2024
Consolidated:
Total capital/risk weighted assets	$692,834	14.07%	$517,026	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	570,896	11.59	418,545	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	528,425	10.73	344,684	7.00	N/A	N/A
Tier 1 leverage capital/average assets	570,896	9.15	249,689	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$688,190	14.02%	$515,575	10.50%	$491,024	10.00%
Tier 1 capital/risk weighted assets	631,252	12.86	417,370	8.50	392,819	8.00
Common equity tier 1 capital/risk weighted assets	631,252	12.86	343,717	7.00	319,166	6.50
Tier 1 leverage capital/average assets	631,252	10.12	249,584	4.00	311,980	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	March 31, 2025	December 31, 2024
(in thousands)
Commitments to extend credit	$1,071,636	$1,073,297
Commitments to sell loans	13,836	749
Standby letters of credit	8,664	7,440
Total	$1,094,136	$1,081,486
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

Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At March 31, 2025 and December 31, 2024, the liability for off-balance-sheet credit losses totaled $4.5 million and $4.6 million, respectively. For the three months ended March 31, 2025, $0.1 million of credit loss benefit was recorded, with $0.1 million of credit loss expense recorded for the three months ended March 31, 2024.
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

Concentrations of Credit Risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 65% of the loans were real estate loans, excluding farmland, and approximately 7% were agriculturally related as of March 31, 2025. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 27% and 16%, respectively, as of March 31, 2025.

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

For additional information regarding the valuation methodologies used to measure the Company's assets recorded at fair value, and for estimating fair value for financial instruments not recorded at fair value, see Note 1. Nature of Business and Significant Accounting Policies and Note 20. Estimated Fair Value of Financial Instruments and Fair Value Measurements to the consolidated financial statements in the Company's 2024 Annual Report on Form 10-K, filed with the SEC on March 11, 2025.
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

Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, by level within the fair value hierarchy:

	Fair Value Measurement at March 31, 2025 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Treasury securities	$50,673	$—	$50,673	$—
U.S. Government agencies and corporations	15,053	—	15,053	—
State and political subdivisions	127,200	—	127,200	—
Mortgage-backed securities	322,839	—	322,839	—
Collateralized loan obligations	45,159	—	45,159	—
Collateralized mortgage obligations	631,238	—	631,238	—
Corporate debt securities	113,368	—	113,368	—
Derivative assets	22,648	—	22,590	58
Mortgage servicing rights	12,019	—	12,019	—

Liabilities:
Derivative liabilities	$21,434	$—	$21,434	$—

	Fair Value Measurement at December 31, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Treasury securities	$50,399	$—	$50,399	$—
U.S. Government agencies and corporations	9,941	—	9,941	—
State and political subdivisions	135,720	—	135,720	—
Mortgage-backed securities	323,439	—	323,439	—
Collateralized loan obligations	48,869	—	48,869	—
Collateralized mortgage obligations	646,109	—	646,109	—
Corporate debt securities	113,956	—	113,956	—
Derivative assets	24,397	—	24,387	10
Mortgage servicing rights	12,232	—	12,232	—

Liabilities:
Derivative liabilities	$21,712	$—	$21,712	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the three months ended March 31, 2025 or the year ended December 31, 2024. Changes in the fair value of available for sale debt securities, including the changes attributable to the hedged risk, are included in other comprehensive income.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(in thousands)	March 31, 2025	December 31, 2024	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$58	$10	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	91%	-	100%	96%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value Measurement at March 31, 2025 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$7,136	$—	$—	$7,136
Foreclosed assets, net	3,419	—	—	3,419

	Fair Value Measurement at December 31, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$10,697	$—	$—	$10,697
Foreclosed assets, net	3,337	—	—	3,337

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(in thousands)	March 31, 2025	December 31, 2024	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$7,136	$10,697	Fair value of collateral	Valuation adjustments	—%	-	55%	6%
Foreclosed assets, net	$3,419	$3,337	Fair value of collateral	Valuation adjustments	21%	-	21%	21%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$250,905	$250,905	$250,905	$—	$—
Debt securities available for sale	1,305,530	1,305,530	—	1,305,530	—
Loans held for sale	13,836	15,155	—	15,155	—
Loans held for investment, net	4,250,284	4,169,681	—	—	4,169,681
Interest receivable	26,668	26,668	—	26,668	—
FHLB stock	5,025	5,025	—	5,025	—
Derivative assets	22,648	22,648	—	22,590	58
Financial liabilities:
Noninterest bearing deposits	903,714	903,714	903,714	—	—
Interest bearing deposits	4,585,428	4,558,287	3,162,742	1,395,545
Short-term borrowings	1,482	1,482	1,482	—	—
Finance leases payable	343	343	—	343	—
FHLB borrowings	4,239	4,065	—	4,065	—
Junior subordinated notes issued to capital trusts	42,516	37,917	—	37,917	—
Subordinated debentures	64,300	64,095	—	64,095	—
Derivative liabilities	21,434	21,434	—	21,434	—

	December 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$204,895	$204,895	$204,895	$—	$—
Debt securities available for sale	1,328,433	1,328,433	—	1,328,433	—
Loans held for sale	749	758	—	758	—
Loans held for investment, net	4,260,427	4,156,142	—	—	4,156,142
Interest receivable	26,467	26,467	—	26,467	—
FHLB stock	5,156	5,156	—	5,156	—
Derivative assets	24,397	24,397	—	24,387	10
Financial liabilities:
Noninterest bearing deposits	951,423	951,423	951,423	—	—
Interest bearing deposits	4,526,559	4,508,773	3,132,728	1,376,045	—
Short-term borrowings	3,186	3,186	3,186	—	—
Finance leases payable	398	398	—	398	—
FHLB borrowings	4,239	4,064	—	4,064	—
Junior subordinated notes issued to capital trusts	42,471	37,845	—	37,845	—
Subordinated debentures	64,268	63,469	—	63,469	—
Other long-term debt	2,000	2,000	—	2,000	—
Derivative liabilities	21,712	21,712	—	21,712	—
15.    Leases
The Company's lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2045. Substantially all of the Company's leases are classified as operating leases, with the Company holding only one existing finance lease for a banking office location with a lease term through 2026.

(in thousands)	Classification	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	Other assets	$2,067	$1,576
Finance lease right-of-use asset	Premises and equipment, net	135	159
Total right-of-use assets		$2,202	$1,735

Operating lease liability	Other liabilities	$2,629	$2,179
Finance lease liability	Long-term debt	343	398
Total lease liabilities		$2,972	$2,577

Weighted-average remaining lease term:	Operating leases	10.92 years	12.26 years
	Finance lease	1.42 years	1.67 years
Weighted-average discount rate:	Operating leases	4.67%	4.92%
	Finance lease	8.89%	8.89%

The following table represents lease costs and other lease information for the periods indicated. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Lease Costs
Operating lease cost	$170	$388
Variable lease cost	9	7
Interest on lease liabilities(1)	8	13
Amortization of right-of-use assets	24	24
Net lease cost	$211	$432

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$378	$822
Operating cash flows from finance lease	8	13
Finance cash flows from finance lease	55	50

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	627	156
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining nine months ending December 31, 2025 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2025	$192	$507
December 31, 2026	172	576
December 31, 2027	—	435
December 31, 2028	—	274
December 31, 2029	—	237
Thereafter	—	1,526
Total undiscounted lease payment	$364	$3,555
Amounts representing interest	(21)	(926)
Lease liability	$343	$2,629

16.    Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax for the periods indicated:

	Three Months Ended March 31,
(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Total
Balance, December 31, 2023	$(69,915)	$4,511	$505	$(64,899)
Other comprehensive income before reclassifications	1,607	374	2,071	4,052
Amounts reclassified from AOCI	632	—	(589)	43
Net current-period other comprehensive income	2,239	374	1,482	4,095
Balance, March 31, 2024	$(67,676)	$4,885	$1,987	$(60,804)

Balance, December 31, 2024	$(73,350)	$—	$588	$(72,762)
Other comprehensive income (loss) before reclassifications	9,919	—	(148)	9,771
Amounts reclassified from AOCI	101	—	(208)	(107)
Net current-period other comprehensive income (loss)	10,020	—	(356)	9,664
Balance, March 31, 2025	$(63,330)	$—	$232	$(63,098)

The following table presents reclassifications out of AOCI for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Investment securities gains, net	$(33)	$(36)
Interest income	168	882
Interest expense	(279)	(788)
Income tax benefit (expense)	37	(15)
Net of tax	$(107)	$43

17.    Subsequent Events
On April 22, 2025, the board of directors of the Company declared a cash dividend of $0.2425 per share, payable on June 16, 2025 to shareholders of record as of the close of business on June 2, 2025.
The Company has evaluated events that have occurred subsequent to March 31, 2025, and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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
•fluctuations in the value of our investment securities;
•effects on the U.S. economy resulting from the implementation of proposed policies and executive orders, including the imposition of tariffs, changes in immigration policy, changes to regulatory or other governmental agencies, and changes in foreign policy and tax regulations;
•volatility of rate-sensitive deposits;
•asset/liability matching risks and liquidity risks;
•the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds;
•the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits;
•credit quality deterioration, pronounced and sustained reduction in real estate market values, or other uncertainties, including the impact of inflationary pressures and future monetary policies of the Federal Reserve in response thereto on economic conditions and our business, resulting in an increase in the allowance for credit losses, an increase in the credit loss expense, and a reduction in net earnings;
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
•governmental monetary and fiscal policies;
•new or revised general economic, political, or industry conditions, nationally, internationally or in the communities in which we conduct business, including the risk of a recession;
•the imposition of domestic or foreign tariffs or other governmental policies impacting the global supply chain and the value of the agricultural or other products of our borrowers;
•war or terrorist activities, including ongoing conflicts in the Middle East and the Russian invasion of Ukraine, widespread disease or pandemic, or other adverse external events, which may cause deterioration in the economy or cause instability in credit markets;
•legislative and regulatory changes, including changes in banking, securities, trade, and tax laws and regulations and their application by our regulators, and including changes in interpretation or prioritization of such laws and regulations;
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
•operational risks, including data processing system failures and fraud;
•the costs, effects and outcomes of existing or future litigation or other legal proceedings and regulatory actions;
•the risks of mergers or branch sales (including the sale of our Florida banking operations and the acquisition of DNVB), including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
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
In the first quarter of 2025, MidWestOne Bank reclassified $11.0 million of credit card receivables to loans held for sale. The sale is expected to close in the fourth quarter of 2025.
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025. Results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended March 31, 2025 of $15.1 million, an increase of $11.9 million, compared to net income of $3.3 million for the three months ended March 31, 2024, with diluted earnings per share of $0.73 and $0.21 for the three months ended March 31, 2025 and 2024, respectively. Adjusted earnings (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) for the three months ended March 31, 2025 were $15.3 million, compared to $4.5 million for the three months ended March 31, 2024, with adjusted earnings per share (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) of $0.73 and $0.29 for the three months ended March 31, 2025 and 2024, respectively.
The periods as of and for the three months ended March 31, 2025 were also highlighted by the following results:

Balance Sheet:
•Total assets increased to $6.25 billion at March 31, 2025 from $6.24 billion at December 31, 2024, primarily driven by higher cash balances, partially offset by lower securities balances.
•Total debt securities AFS at March 31, 2025 were $1.31 billion, as compared to $1.33 billion at December 31, 2024.
•Gross loans held for investment decreased $12.9 million, from $4.33 billion at December 31, 2024 to $4.32 billion at March 31, 2025, primarily due to the reclassification of $11.0 million of credit card receivables to loans held for sale in the first quarter of 2025.
•The allowance for credit losses was $53.9 million, or 1.25% of total loans, at March 31, 2025, compared with $55.2 million, or 1.28% of total loans, at December 31, 2024. The decrease in the ACL reflected net charge-off activity of $3.1 million, partially offset by credit loss expense related to loans of $1.8 million.
•Nonperforming assets declined $4.3 million, from $25.2 million at December 31, 2024, to $20.9 million at March 31, 2025.
•Total deposits increased $11.2 million, from $5.48 billion at December 31, 2024, to $5.49 billion at March 31, 2025.
•Short-term borrowings decreased to $1.5 million at March 31, 2025, from $3.2 million at December 31, 2024. Long-term debt decreased to $111.4 million at March 31, 2025, from $113.4 million at December 31, 2024.

•The Company was well-capitalized with a total risk-based capital ratio of 14.34% at March 31, 2025.

Income Statement:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $48.6 million for the first quarter of 2025, an increase of $12.5 million, from $36.0 million in the first quarter of 2024. The increase in tax equivalent net interest income was due primarily to an increase of $2.6 million in investment securities interest income, a $1.6 million increase in loan interest income, and a decrease in interest expense on interest-bearing deposits and borrowed funds of $2.2 million and $5.3 million, respectively.
•Credit loss expense of $1.7 million was recorded during the first quarter of 2025, compared to credit loss expense of $4.7 million recorded in the first quarter of 2024. Credit loss expense in the first quarter of 2025 primarily reflected an additional reserve on collectively evaluated loans.
•Noninterest income increased $0.4 million, from $9.8 million in the first quarter of 2024, to $10.1 million in the first quarter of 2025, primarily due to increases of $0.4 million and $0.3 million in BOLI and loan revenue, respectively.
•Noninterest expense increased $0.7 million, from $35.6 million in the first quarter of 2024, to $36.3 million in the first quarter of 2025, primarily due to increases in other noninterest expense, data processing, and compensation and employee benefits of $1.0 million, $0.3 million, and $0.3 million, respectively.
Critical Accounting Estimates
Management has identified the accounting policies related to the ACL and the annual impairment testing of goodwill and other intangible assets to be critical accounting policies. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025, and there have been no material changes in these critical accounting policies since December 31, 2024.
RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended March 31, 2025 and March 31, 2024
Summary

	As of or for the Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2024
Net Interest Income	$47,439	$34,731
Noninterest Income	10,136	9,750
Total Revenue, Net of Interest Expense	57,575	44,481
Credit Loss Expense	1,687	4,689
Noninterest Expense	36,293	35,565
Income Before Income Tax Expense	19,595	4,227
Income Tax Expense	4,457	958
Net Income	15,138	3,269
Adjusted Earnings(1)	$15,301	$4,504
Diluted Earnings Per Share	$0.73	$0.21
Adjusted Earnings Per Share(1)	0.73	0.29

Return on Average Assets	1.00%	0.20%
Return on Average Equity	10.74	2.49
Return on Average Tangible Equity(1)	13.75	4.18
Efficiency Ratio(1)	59.38	71.28
Dividend Payout Ratio	33.22	115.48
Common Equity Ratio	9.27	7.83
Tangible Common Equity Ratio(1)	7.89	6.43
Book Value per Share	$27.85	$33.53
Tangible Book Value per Share(1)	23.36	27.14
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

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$4,290,710	$60,443	5.71%	$4,298,216	$58,867	5.51%
Taxable investment securities	1,207,844	13,327	4.47	1,557,603	9,460	2.44
Tax-exempt investment securities (2)(4)	105,563	865	3.32	328,736	2,097	2.57
Total securities held for investment (2)	1,313,407	14,192	4.38	1,886,339	11,557	2.46
Other	124,133	1,247	4.07	30,605	418	5.49
Total interest earning assets (2)	$5,728,250	$75,882	5.37%	$6,215,160	$70,842	4.58%
Other assets	440,296			420,219
Total assets	$6,168,546			$6,635,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,240,586	$2,127	0.70%	$1,301,470	$2,890	0.89%
Money market deposits	1,002,743	6,333	2.56	1,102,543	8,065	2.94
Savings deposits	835,731	3,057	1.48	694,143	2,047	1.19
Time deposits	1,397,595	13,967	4.05	1,446,981	14,724	4.09
Total interest bearing deposits	4,476,655	25,484	2.31	4,545,137	27,726	2.45
Securities sold under agreements to repurchase	2,705	5	0.75	5,330	11	0.83
Other short-term borrowings	—	20	—	409,525	4,964	4.88
Total short-term borrowings	2,705	25	3.75	414,855	4,975	4.82
Long-term debt	113,364	1,791	6.41	123,266	2,103	6.86
Total borrowed funds	116,069	1,816	6.35	538,121	7,078	5.29
Total interest bearing liabilities	$4,592,724	$27,300	2.41%	$5,083,258	$34,804	2.75%

Noninterest bearing deposits	922,164			935,977
Other liabilities	82,280			88,611
Shareholders’ equity	571,378			527,533
Total liabilities and shareholders’ equity	$6,168,546			$6,635,379
Net interest income (2)		$48,582			$36,038
Net interest spread(2)			2.96%			1.83%
Net interest margin(2)			3.44%			2.33%

Total deposits(5)	$5,398,819	$25,484	1.91%	$5,481,114	$27,726	2.03%
Cost of funds(6)			2.01%			2.33%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent). The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $256 thousand and $237 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. Loan purchase discount accretion was $1.2 million for the three months ended March 31, 2025 and March 31, 2024. Tax equivalent adjustments were $981 thousand and $920 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $162 thousand and $387 thousand for the three months ended March 31, 2025 and March 31, 2024, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended March 31,
	2025 Compared to 2024
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(122)	$1,698	$1,576
Taxable investment securities	(2,492)	6,359	3,867
Tax-exempt investment securities (1)	(1,712)	480	(1,232)
Total securities held for investment (1)	(4,204)	6,839	2,635
Other	962	(133)	829
Change in interest income (1)	(3,364)	8,404	5,040
Increase (decrease) in interest expense:
Interest checking deposits	(137)	(626)	(763)
Money market deposits	(713)	(1,019)	(1,732)
Savings deposits	460	550	1,010
Time deposits	(588)	(169)	(757)
Total interest-bearing deposits	(978)	(1,264)	(2,242)
Securities sold under agreements to repurchase	(5)	(1)	(6)
Other short-term borrowings	(4,944)	—	(4,944)
Total short-term borrowings	(4,949)	(1)	(4,950)
Long-term debt	(171)	(141)	(312)
Total borrowed funds	(5,120)	(142)	(5,262)
Change in interest expense	(6,098)	(1,406)	(7,504)
Change in net interest income	$2,734	$9,810	$12,544
Percentage increase in net interest income over prior period			34.8%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the first quarter of 2025 was $48.6 million, an increase of $12.5 million, or 34.8%, compared to $36.0 million for the first quarter of 2024. The increase in tax equivalent net interest income in the first quarter of 2025 compared to the first quarter of 2024 was partially due to an increase of $2.6 million, or 22.8%, in interest income earned from investment securities, which stemmed from higher asset yields, partially offset by lower volumes of securities. The increase was also due to an increase of $1.6 million, or 2.7%, in loan interest income stemming from higher yields, partially offset by a decrease in loan volume, coupled with decreases in interest expense on borrowed funds and interest bearing deposits of $5.3 million and $2.2 million, respectively, stemming from lower costs and volumes.
The tax equivalent net interest margin for the first quarter of 2025 improved to 3.44% from 2.33% in the first quarter of 2024, driven by higher earning asset yields and lower interest bearing liability costs. Total earning asset yield increased 79 basis points ("bps") from the first quarter of 2024, primarily due to increases of 192 bps and 20 bps in total investment securities and loan yields, respectively. Interest bearing liability costs decreased 34 bps to 2.41%, due to short-term borrowing costs of 3.75%, long-term debt costs of 6.41%, and interest bearing deposit costs of 2.31%, which decreased 107 bps, 45 bps, and 14 bps, respectively, from the first quarter of 2024.
Credit Loss Expense
Credit loss expense of $1.7 million was recorded during the first quarter of 2025, compared to $4.7 million of credit loss expense recorded in the first quarter of 2024. Credit loss expense in the first quarter of 2025 primarily reflected an additional reserve on collectively evaluated loans, offset by a reduction of $0.1 million in the reserve for unfunded loan commitments. Net charge-offs were $3.1 million in the first quarter of 2025, compared to net charge-offs of $0.2 million in the first quarter of 2024. This increase was primarily driven by a partial charge-off of a previously reserved CRE loan as we prepare for resolution. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) national unemployment - increases over the next four forecasted quarters; (2) year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) year-to-year change in CRE index - increases over the next four forecasted quarters; and (4) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Investment services and trust activities	$3,544	$3,503	$41	1.2%
Service charges and fees	2,131	2,144	(13)	(0.6)
Card revenue	1,744	1,943	(199)	(10.2)
Loan revenue	1,194	856	338	39.5
Bank-owned life insurance	1,057	660	397	60.2
Investment securities gains, net	33	36	(3)	(8.3)
Other	433	608	(175)	(28.8)
Total noninterest income	$10,136	$9,750	$386	4.0%

Total noninterest income for the first quarter of 2025 increased $0.4 million to $10.1 million, from $9.8 million in the first quarter of 2024, primarily due to increases of $0.4 million and $0.3 million in BOLI and loan revenue, respectively. The BOLI increase was due primarily to a death benefit recognized in the first quarter of 2025. The increase in loan revenue was primarily due to the mortgage servicing right valuation adjustment, coupled with higher SBA gain on sale revenue and other loan income.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Compensation and employee benefits	$21,212	$20,930	$282	1.3%
Occupancy expense of premises, net	2,588	2,813	(225)	(8.0)
Equipment	2,426	2,600	(174)	(6.7)
Legal and professional	2,226	2,059	167	8.1
Data processing	1,698	1,360	338	24.9
Marketing	552	598	(46)	(7.7)
Amortization of intangibles	1,408	1,637	(229)	(14.0)
FDIC insurance	917	942	(25)	(2.7)
Communications	159	196	(37)	(18.9)
Foreclosed assets, net	74	358	(284)	(79.3)
Other	3,033	2,072	961	46.4
Total noninterest expense	$36,293	$35,565	$728	2.0%

The following table summarizes acquisition and divestiture-related expenses incurred during the three months ended March 31, 2025 and March 31, 2024, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended March 31,
Merger-related expenses:	2025	2024
(in thousands)
Compensation and employee benefits	$—	$241
Occupancy expense of premises, net	—	152
Equipment	—	149
Legal and professional	40	573
Data processing	—	61
Marketing	—	32
Communications	—	1
Other	—	105
Total merger-related expenses	$40	$1,314
Noninterest expense for the first quarter of 2025 increased $0.7 million, or 2.0%, to $36.3 million from $35.6 million for the first quarter of 2024, primarily due to increases in other noninterest expense, data processing, and compensation and employee benefits of $1.0 million, $0.3 million, and $0.3 million, respectively. The increase in other noninterest expense was due primarily to customer deposit costs, while the increase in data processing was driven by core banking system costs. The increase in compensation and employee benefits was primarily driven by medical benefits expenses, wages expense, and incentive expense due to improved performance. Partially offsetting these identified increases was a decline of $1.3 million in merger-related expenses.
Income Tax Expense
Our effective income tax rate, or income tax expense divided by income before income tax expense, was 22.7% for the three months ended March 31, 2025 and for the three months ended March 31, 2024. The effective tax rate for the full year 2025 is expected to be in the range of 22% to 23%.
FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$250,905	$204,895	$46,010	22.5%
Loans held for sale	13,836	749	13,087	n/m
Debt securities available for sale at fair value	1,305,530	1,328,433	(22,903)	(1.7)
Loans held for investment, net of unearned income	4,304,184	4,315,627	(11,443)	(0.3)
Allowance for credit losses	(53,900)	(55,200)	1,300	(2.4)
Total loans held for investment, net	4,250,284	4,260,427	(10,143)	(0.2)
Other assets	433,839	441,825	(7,986)	(1.8)
Total assets	$6,254,394	$6,236,329	$18,065	0.3%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,489,142	$5,477,982	$11,160	0.2%
Total borrowings	112,880	116,562	(3,682)	(3.2)
Other liabilities	72,747	82,089	(9,342)	(11.4)
Total shareholders' equity	579,625	559,696	19,929	3.6
Total liabilities and shareholders' equity	$6,254,394	$6,236,329	$18,065	0.3%

n/m - Not Meaningful
Debt Securities
The composition of debt securities available for sale as of the dates indicated was as follows:

	March 31, 2025		December 31, 2024
(in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Treasuries	$50,673	3.9%	$50,399	3.8%
U.S. Government agencies and corporations	15,053	1.2	9,941	0.7
States and political subdivisions	127,200	9.7	135,720	10.2
Mortgage-backed securities	322,839	24.7	323,439	24.3
Collateralized loan obligations	45,159	3.5	48,869	3.7
Collateralized mortgage obligations	631,238	48.3	646,109	48.7
Corporate debt securities	113,368	8.7	113,956	8.6
Fair value of debt securities available for sale	$1,305,530	100.0%	$1,328,433	100.0%
Total investment securities at March 31, 2025 decreased $22.9 million, or 1.72%, from December 31, 2024 to $1.31 billion. This decrease stemmed from principal cash flows received from scheduled payments, calls, and maturities. As of March 31, 2025, there was $1.5 million of gross unrealized gains and $86.8 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $85.3 million.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.

Loans
The composition of our loan portfolio by type of loan was as follows, as of the dates indicated:

	March 31, 2025		December 31, 2024
(in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$131,409	3.1%	$119,051	2.8%
Commercial and industrial	1,140,138	26.5	1,126,813	26.1
Commercial real estate	2,320,179	53.8	2,344,681	54.2
Residential real estate	654,034	15.2	656,382	15.3
Consumer	58,424	1.4	68,700	1.6
Loans held for investment, net of unearned income	$4,304,184	100.0%	$4,315,627	100.0%
Loans held for sale	$13,836		$749
Loans held for investment, net of unearned income, at March 31, 2025, decreased $11.4 million, or 0.3%, from December 31, 2024 to $4.30 billion, primarily due to the reclassification of $11.0 million of credit card receivables to loans held for sale in the first quarter of 2025. Management expects the credit card portfolio sale to close in the fourth quarter of 2025. Our loan to deposit ratio decreased to 78.41% as of March 31, 2025, as compared to 78.78% as of December 31, 2024. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.08 billion as of March 31, 2025 and December 31, 2024.
The composition of our CRE loan portfolio as of March 31, 2025 was as follows:

(in thousands)	Amount	% of Total Loans
Construction & Development	$293,280	6.8%
Farmland	180,633	4.2
Multifamily	421,204	9.8
CRE Other:
NOO CRE Office	131,440	3.1
OO CRE Office	70,833	1.6
Industrial and Warehouse	426,637	9.8
Retail	294,137	6.8
Hotel	128,246	3.0
Other	373,769	8.7
Total CRE	$2,320,179	53.8%

Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans held for investment	$17,417	$21,705
Accruing loans contractually past due 90 days or more	53	142
Total nonperforming loans	17,470	21,847
Foreclosed assets, net	3,419	3,337
Total nonperforming assets	20,889	25,184

Nonaccrual loans ratio (1)	0.40%	0.50%
Nonperforming loans ratio (2)	0.41%	0.51%
Nonperforming assets ratio (3)	0.33%	0.40%
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
Compared to December 31, 2024, nonperforming loans and asset ratios improved, with declines in both ratios of 10 and 7 bps, respectively.
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

Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that a Special Mention (risk rating 6) or Classified (risk ratings 7 through 9) status is warranted. At least quarterly, the loan strategy committee will meet to discuss loan relationships with total exposure of $1.0 million or above that are Special Mention rated credits, loan relationships with total exposure of $500 thousand and above that are Substandard or worse rated credits, as well as loan relationships with total exposure of $250 thousand and above that are on non-accrual. Loan relationships outside these designated thresholds are reviewed upon request. The lending officer is charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are presented to the loan strategy committee. Further, a report on all Pass (risk rating 5) loans with total exposure of $2.0 million or above is made verbally to the loan strategy committee, with loan relationships outside this threshold being reviewed upon request. The minutes of the loan strategy committee meetings are provided to the board of directors of the Bank.

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
•Term extension.

During the three months ended March 31, 2025, the amortized cost of the loans that were modified to borrowers in financial distress was $1.2 million, which represented 0.03% of total loans held for investment, net of unearned income.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segment compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	March 31, 2025		December 31, 2024
(in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$394	3.1%	$249	2.8%
Commercial and industrial	22,091	26.5	21,040	26.1
Commercial real estate	24,803	53.8	27,641	54.2
Residential real estate	5,180	15.2	4,929	15.3
Consumer	1,432	1.4	1,341	1.6
Total	$53,900	100.0%	$55,200	100.0%

Allowance for credit losses ratio(1)	1.25%		1.28%
Allowance for credit losses to nonaccrual loans ratio(2)	309.47%		254.32%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.

The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	Three Months Ended March 31, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended March 31, 2025
Charge-offs	$—	$(103)	$(2,635)	$(39)	$(378)	$(3,155)
Recoveries	1	27	5	4	31	68
Net (charge-offs) recoveries	$1	$(76)	$(2,630)	$(35)	$(347)	$(3,087)

Net (charge-off) recovery ratio(1)	—%	(0.01)%	(0.25)%	—%	(0.03)%	(0.29)%

For the Three Months Ended March 31, 2024
Charge-offs	$(4)	$(299)	$(35)	$(19)	$(290)	$(647)
Recoveries	355	46	8	9	40	458
Net (charge-offs) recoveries	$351	$(253)	$(27)	$(10)	$(250)	$(189)

Net (charge-off) recovery ratio(1)	0.03%	(0.02)%	—%	—%	(0.02)%	(0.02)%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of March 31, 2025 was $53.9 million, which was 1.25% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $55.2 million as of December 31, 2024, which was 1.28% of loans held for investment, net of unearned income. The decrease in the ACL reflected net charge-off activity of $3.1 million, partially offset by credit loss expense related to loans of $1.8 million, which primarily reflected an additional reserve on collectively evaluated loans. The liability for off-balance sheet credit exposures totaled $4.5 million as of March 31, 2025 and $4.6 million as of December 31, 2024, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $1.8 million for the three months ended March 31, 2025, compared to credit loss expense related to loans of $4.6 million for the three months ended March 31, 2024. Gross charge-offs for the first three months of 2025 totaled $3.2 million, while there were $0.1 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first three months of 2025 was 0.29% compared to 0.02% for the three months ended March 31, 2024.
Economic Forecast: At March 31, 2025, the economic forecast used by the Company showed the following: (1) national unemployment - increases over the next four forecasted quarters; (2) year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) year-to-year change in CRE index - increases over the next four forecasted quarters; and (4) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
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
Based on the inherent risk in the loan portfolio, management believed that, as of March 31, 2025, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our unaudited consolidated financial statements for additional information related to the allowance for credit losses.

Deposits

The composition of deposits was as follows:

	As of March 31, 2025		As of December 31, 2024
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$903,714	16.5%	$951,423	17.4%
Interest checking deposits	1,283,328	23.3	1,258,191	22.9
Money market deposits	1,002,066	18.3	1,053,988	19.2
Savings deposits	877,348	16.0	820,549	15.0
Total non-maturity deposits	4,066,456	74.1	4,084,151	74.5
Time deposits of $250 and under	818,012	14.9	826,793	15.1
Brokered deposits	200,000	3.6	200,000	3.7
Time deposits over $250	404,674	7.4	367,038	6.7
Total time deposits	$1,422,686	25.9%	$1,393,831	25.5%
Total deposits	$5,489,142	100.0%	$5,477,982	100.0%
Deposits as of March 31, 2025 increased $11.2 million from December 31, 2024, or 0.2%, to $5.49 billion. Brokered time deposits were $200.0 million at March 31, 2025 and December 31, 2024. Core deposits, which include the total of all deposits other than time deposits greater than $250 thousand and brokered deposits, were approximately 89.0% of our total deposits as of March 31, 2025, compared to 89.6% as of December 31, 2024. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt as of the dates presented:

(in thousands)	March 31, 2025	December 31, 2024
Securities sold under agreements to repurchase	$1,482	$3,186

Junior subordinated notes issued to capital trusts	$42,516	$42,471
Subordinated debentures	64,300	64,268
Finance lease payable	343	398
Federal Home Loan Bank borrowings	4,239	4,239
Other long-term debt	—	2,000
Total long-term debt	$111,398	$113,376
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our unaudited consolidated financial statements for additional information related to short-term borrowings and long-term debt.
Capital Resources
Shareholders' Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company at the dates presented:

	March 31, 2025	December 31, 2024
Common equity ratio	9.27%	8.97%
Tangible common equity ratio(1)	7.89%	7.57%
Total risk-based capital ratio	14.34%	14.07%
Tier 1 risk-based capital ratio	11.84%	11.59%
Common equity tier 1 risk-based capital ratio	10.97%	10.73%
Tier 1 leverage ratio	9.50%	9.15%
Book value per share	$27.85	$26.94
Tangible book value per share(1)	$23.36	$22.37
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.

Shareholders' Equity: Total shareholders’ equity was $579.6 million as of March 31, 2025, compared to $559.7 million as of December 31, 2024, an increase of $19.9 million, or 3.6%, due primarily to an increase in retained earnings and a decrease in accumulated other comprehensive loss.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of March 31, 2025, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our unaudited consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers of the Company on February 15, 2025, in the aggregate amount of 99,284. Additionally, during the first three months of 2025, 51,244 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 13,014 shares were surrendered by grantees to satisfy tax requirements, and 1,415 unvested restricted stock units were forfeited.
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
Cash and cash equivalents are summarized in the table below:

(in thousands)	As of March 31, 2025	As of December 31, 2024
Cash and due from banks	$68,545	$71,803
Interest-bearing deposits	182,360	133,092
Total	$250,905	$204,895
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $8.7 million for the three months ended March 31, 2025 and the net cash provided by operating activities was $9.6 million for the three months ended March 31, 2024.
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
Contractual Obligations
There have been no material changes to the Company's contractual obligations existing at December 31, 2024, as disclosed in the Annual Report on Form 10-K, filed with the SEC on March 11, 2025.
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

The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent:

	Three Months Ended
(in thousands)	March 31,
Return on Average Tangible Equity	2025	2024
Net income	$15,138	$3,269
Intangible amortization, net of tax (1)	1,047	1,228
Tangible net income	$16,185	$4,497

Average shareholders' equity	$571,378	$527,533
Average intangible assets, net	(94,169)	(95,296)
Average tangible equity	$477,209	$432,237

Return on average equity	10.74%	2.49%
Return on average tangible equity (2)	13.75%	4.18%

(1) The income tax rate utilized was the blended marginal rate.
(2) Annualized tangible net income divided by average tangible equity.

(in thousands, except per share data)
Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	March 31, 2025	December 31, 2024
Total shareholders’ equity	$579,625	$559,696
Intangible assets, net	(93,399)	(94,807)
Tangible common equity	$486,226	$464,889

Total assets	$6,254,394	$6,236,329
Intangible assets, net	(93,399)	(94,807)
Tangible assets	$6,160,995	$6,141,522

Book value per share	$27.85	$26.94
Tangible book value per share (1)	$23.36	$22.37
Shares outstanding	20,815,715	20,777,485

Equity to assets ratio	9.27%	8.97%
Tangible common equity ratio (2)	7.89%	7.57%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended
(in thousands)	March 31,
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	2025	2024
Net interest income	$47,439	$34,731
Tax equivalent adjustments:
Loans (1)	981	920
Securities (1)	162	387
Net interest income, tax equivalent	$48,582	$36,038
Loan purchase discount accretion	(1,166)	(1,152)
Core net interest income	$47,416	$34,886

Net interest margin	3.36%	2.25%
Net interest margin, tax equivalent (2)	3.44%	2.33%
Core net interest margin (3)	3.36%	2.26%
Average interest earning assets	$5,728,250	$6,215,160

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended
(in thousands)	March 31,
Efficiency Ratio	2025	2024
Total noninterest expense	$36,293	$35,565
Amortization of intangibles	(1,408)	(1,637)
Merger-related expenses	(40)	(1,314)
Noninterest expense used for efficiency ratio	$34,845	$32,614

Net interest income, tax equivalent(1)	$48,582	$36,038
Noninterest income	10,136	9,750
Investment security gains, net	(33)	(36)
Net revenues used for efficiency ratio	$58,685	$45,752

Efficiency ratio(2)	59.38%	71.28%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

	Three Months Ended
(in thousands, except per share data)	March 31,
Adjusted Earnings	2025	2024
Net income	$15,138	$3,269
Less: Investment securities gains, net of tax(1)	25	27
Less: Mortgage servicing rights loss, net of tax(1)	(158)	(276)
Plus: Merger-related expenses, net of tax(1)	30	986
Adjusted earnings	$15,301	$4,504

Weighted average diluted common shares outstanding	20,849,255	15,773,521

Earnings per common share
Earnings per common share - diluted	$0.73	$0.21
Adjusted earnings per common share(2)	$0.73	$0.29
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
Net cash inflows from operating activities were $8.7 million in the first three months of 2025, compared with net cash inflows from operating activities of $9.6 million in the first three months of 2024. Net cash inflows from investing activities were $35.5 million in the first three months of 2025, compared to net cash outflows from investing activities of $38.3 million in the comparable three month period of 2024. Net cash inflows from financing activities in the first three months of 2025 were $1.9 million, compared with net cash inflows from financing activities of $44.8 million for the same period of 2024.
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
•Federal Funds Lines;
•Federal Reserve Bank Discount Window;
•Federal Home Loan Bank Advances;
•Brokered Deposits; and
•Brokered Repurchase Agreements
Federal Funds Lines: Federal funds positions provide a source of short-term liquidity funding for the Bank. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of March 31, 2025, the Bank maintains several unsecured federal funds lines totaling $110.0 million, which lines are tested annually to ensure availability. There were no amounts outstanding under such lines at March 31, 2025.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is an additional source of liquidity, particularly during periods of economic uncertainty or stress. As of March 31, 2025, the Bank had investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, and collateralized mortgage obligations, with an approximate market value of $346.9 million, pledged to the Federal Reserve Bank of Chicago for liquidity purposes and had additional borrowing capacity of $323.0 million. There were no outstanding borrowings through the FRB Discount Window at March 31, 2025.
Federal Home Loan Bank Advances: FHLB advances provide both a source of liquidity and long-term funding for the Bank. All credit exposure, including advances and federal funds borrowings from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current credit limit established by the FHLBDM is equal to 45% of the Bank's total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit, and other sources of credit exposure to the FHLB. As of March 31, 2025, the Bank had no short-term FHLB advances and $4.2 million in long-term FHLB borrowings and additional borrowing capacity of $583.8 million.
Brokered Deposits and Reciprocal Deposits: The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. Board approval is required to exceed this limit. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits and an “undercapitalized” rating prohibits the Bank from using brokered deposits. The Company had brokered deposits of $200.0 million as of March 31, 2025 and December 31, 2024.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5.00 billion, with some exceptions for financial institutions that do not meet such criteria. At March 31, 2025, the Company had $25.0 million of reciprocal time deposits, $125.7 million of reciprocal interest bearing non-maturity deposits, and $68.4 million noninterest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.
Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 15% of total assets. There were no outstanding brokered repurchase agreements at March 31, 2025.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 bps or 200 bps, or an immediate increase of 100 bps or 200 bps:

	Immediate Change in Rates
(in thousands)	-200	-100	+100	+200
March 31, 2025
Dollar change	$(15,324)	$(6,889)	$6,948	$13,641
Percent change	(7.3)%	(3.3)%	3.3%	6.5%
December 31, 2024
Dollar change	$(16,026)	$(7,283)	$6,707	$13,028
Percent change	(7.8)%	(3.5)%	3.2%	6.3%
As of March 31, 2025, 42.7% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 39.8% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes to the risk factors set forth under Part I, Item 1A "Risk Factors" in the Company's Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 11, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the first quarter of 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1 - 31, 2025	—	$—	—	$15,000,000
February 1 - 28, 2025	13,014	32.07	—	15,000,000
March 1 - 31, 2025	—	—	—	15,000,000
Total	13,014	$32.07	—	$15,000,000

(1) During the three months ended March 31, 2025, no shares were repurchased by the Company under the current share repurchase program, while 13,014 shares were surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On April 27, 2023, the Board of Directors of the Company approved the current share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. Since April 28, 2023 and through March 31, 2025, the Company repurchased no shares of common stock, leaving $15.0 million available to be repurchased.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws, as Amended of MidWestOne Financial Group, Inc. as of October 18, 2022	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2022

4.1	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed with the SEC on May 5, 2023

4.2	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed with the SEC on May 5, 2023

4.3	Amended Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 10.19 to the Company’s Form 10-K filed with the SEC on March 11, 2025

4.4	Amended Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 10.20 to the Company’s Form 10-K filed with the SEC on March 11, 2025

10.1	Third Amendment to the Credit Agreement by and between MidWestOne Financial Group, Inc. and U.S. Bank National Association dated February 12, 2024	Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
Filed herewith

Exhibit Number	Description	Incorporated by Reference to:
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	May 6, 2025	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)