Form 10-Q
period 2025-06-30
MidWestOne Financial Group, Inc.
filed 2025-08-06
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, there were 20,706,267 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
AFS	Available for Sale	FDIC	Federal Deposit Insurance Corporation
AOCI	Accumulated Other Comprehensive Income	FHLB	Federal Home Loan Bank
ASC	Accounting Standards Codification	FHLBDM	Federal Home Loan Bank of Des Moines
ASU	Accounting Standards Update	FHLMC	Federal Home Loan Mortgage Corporation
ATM	Automated Teller Machine	FRB	Board of Governors of the Federal Reserve System
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	U.S. Generally Accepted Accounting Principles
BOD	Bank of Denver	GLBA	Gramm-Leach-Bliley Act of 1999
BOLI	Bank Owned Life Insurance	HTM	Held to Maturity
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CMO	Collateralized Mortgage Obligations	RPA	Credit Risk Participation Agreement
CRE	Commercial Real Estate	RRE	Residential Real Estate
DNVB	Denver Bankshares, Inc.	SBA	U.S. Small Business Administration
ECL	Expected Credit Losses	SEC	U.S. Securities and Exchange Commission
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
(unaudited) (in thousands, except per share amounts)
ASSETS
Cash and due from banks	$78,696	$71,803
Interest earning deposits in banks	90,749	133,092
Total cash and cash equivalents	169,445	204,895
Debt securities available for sale at fair value	1,235,045	1,328,433
Loans held for sale	16,812	749
Gross loans held for investment	4,391,426	4,328,413
Unearned income, net	(10,238)	(12,786)
Loans held for investment, net of unearned income	4,381,188	4,315,627
Allowance for credit losses	(65,800)	(55,200)
Total loans held for investment, net	4,315,388	4,260,427
Premises and equipment, net	89,910	90,851
Goodwill	69,788	69,788
Other intangible assets, net	22,359	25,019
Foreclosed assets, net	3,414	3,337
Other assets	238,612	252,830
Total assets	$6,160,773	$6,236,329

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$910,693	$951,423
Interest bearing deposits	4,477,405	4,526,559
Total deposits	5,388,098	5,477,982
Short-term borrowings	—	3,186
Long-term debt	112,320	113,376
Other liabilities	71,315	82,089
Total liabilities	5,571,733	5,676,633

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 21,580,067 and 21,580,067; outstanding shares of 20,769,577 and 20,777,485	21,580	21,580
Additional paid-in capital	414,485	414,987
Retained earnings	232,718	217,776
Treasury stock at cost, 810,490 and 802,582 shares	(22,186)	(21,885)
Accumulated other comprehensive loss	(57,557)	(72,762)
Total shareholders' equity	589,040	559,696
Total liabilities and shareholders' equity	$6,160,773	$6,236,329
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (in thousands, except per share amounts)	2025	2024	2025	2024
Interest income
Loans, including fees	$62,276	$61,643	$121,738	$119,590
Taxable investment securities	12,928	9,228	26,255	18,688
Tax-exempt investment securities	699	1,663	1,402	3,373
Other	1,517	242	2,764	660
Total interest income	77,420	72,776	152,159	142,311
Interest expense
Deposits	25,665	28,942	51,149	56,668
Short-term borrowings	19	5,409	44	10,384
Long-term debt	1,754	2,078	3,545	4,181
Total interest expense	27,438	36,429	54,738	71,233
Net interest income	49,982	36,347	97,421	71,078
Credit loss expense	11,889	1,267	13,576	5,956
Net interest income after credit loss expense	38,093	35,080	83,845	65,122
Noninterest income
Investment services and trust activities	3,705	3,504	7,249	7,007
Service charges and fees	2,190	2,156	4,321	4,300
Card revenue	1,934	1,907	3,678	3,850
Loan revenue	1,417	1,525	2,611	2,381
Bank-owned life insurance	677	668	1,734	1,328
Investment securities gains, net	—	33	33	69
Other	326	11,761	759	12,369
Total noninterest income	10,249	21,554	20,385	31,304
Noninterest expense
Compensation and employee benefits	21,011	20,985	42,223	41,915
Occupancy expense of premises, net	2,540	2,435	5,128	5,248
Equipment	2,550	2,530	4,976	5,130
Legal and professional	2,153	2,253	4,379	4,312
Data processing	1,486	1,645	3,184	3,005
Marketing	762	636	1,314	1,234
Amortization of intangibles	1,252	1,593	2,660	3,230
FDIC insurance	851	1,051	1,768	1,993
Communications	161	191	320	387
Foreclosed assets, net	83	138	157	496
Other	2,918	2,304	5,951	4,376
Total noninterest expense	35,767	35,761	72,060	71,326
Income before income tax expense	12,575	20,873	32,170	25,100
Income tax expense	2,595	5,054	7,052	6,012
Net income	$9,980	$15,819	$25,118	$19,088

Per common share information
Earnings - basic	$0.48	$1.00	$1.21	$1.21
Earnings - diluted	$0.48	$1.00	$1.20	$1.21
Dividends paid	$0.2425	$0.2425	$0.4850	$0.4850
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(unaudited) (in thousands)	2025	2024	2025	2024
Net income	$9,980	$15,819	$25,118	$19,088

Other comprehensive income, net of tax:
Unrealized gain from AFS debt securities:
Unrealized net gain on debt securities AFS	7,581	3,023	20,862	5,174
Reclassification adjustment for gains included in net income	—	(33)	(33)	(69)
Reclassification of the change in fair value of AFS debt securities attributable to change in hedged risk	55	104	223	986
Income tax expense	(1,993)	(783)	(5,389)	(1,541)
Unrealized net gain on AFS debt securities, net of reclassification adjustments	5,643	2,311	15,663	4,550
Reclassification of AFS debt securities to HTM on January 1, 2022:
Amortization of the net unrealized loss from the reclassification of AFS debt securities to HTM	—	489	—	990
Income tax expense	—	(124)	—	(251)
Amortization of net unrealized loss from the reclassification of AFS debt securities to HTM, net	—	365	—	739
Unrealized (loss) gain from cash flow hedging instruments:
Unrealized net (loss) gain in cash flow hedging instruments	144	778	(54)	3,550
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(280)	(787)	(559)	(1,575)
Income tax benefit (expense)	34	2	155	(500)
Unrealized net (losses) gains on cash flow hedging instruments, net of reclassification adjustment	(102)	(7)	(458)	1,475
Other comprehensive income, net of tax	5,541	2,669	15,205	6,764
Comprehensive income	$15,521	$18,488	$40,323	$25,852
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended June 30,
	Common Stock
(unaudited) (in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2024	$16,581	$300,845	$294,066	$(22,648)	$(60,804)	$528,040
Net income	—	—	15,819	—	—	15,819
Other comprehensive income	—	—	—	—	2,669	2,669
Release/lapse of restriction on RSUs (22,997 shares, net)	—	(598)	(30)	627	—	(1)
Repurchase of common stock (0 shares)	—	—	—	—	—	—
Share-based compensation	—	584	—	—	—	584
Dividends paid on common stock ($0.2425 per share)	—	—	(3,825)	—	—	(3,825)
Balance at June 30, 2024	$16,581	$300,831	$306,030	$(22,021)	$(58,135)	$543,286

Balance at March 31, 2025	$21,580	$414,258	$227,790	$(20,905)	$(63,098)	$579,625
Net income	—	—	9,980	—	—	9,980
Other comprehensive income	—	—	—	—	5,541	5,541
Release/lapse of restriction on RSUs (17,264 shares, net)	—	(472)	—	472	—	—
Repurchase of common stock (63,402 shares)	—	—	—	(1,753)	—	(1,753)
Share-based compensation	—	699	—	—	—	699
Dividends paid on common stock ($0.2425 per share)	—	—	(5,052)	—	—	(5,052)
Balance at June 30, 2025	$21,580	$414,485	$232,718	$(22,186)	$(57,557)	$589,040

Six Months Ended June 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$16,581	$302,157	$294,784	$(24,245)	$(64,899)	$524,378
Net income	—	—	19,088	—	—	19,088
Other comprehensive income	—	—	—	—	6,764	6,764
Release/lapse of restriction on RSUs (79,162 shares, net)	—	(2,551)	(197)	2,224	—	(524)
Repurchase of common stock (0 shares)	—	—	—	—	—	—
Share-based compensation	—	1,225	—	—	—	1,225
Dividends paid on common stock ($0.4850 per share)	—	—	(7,645)	—	—	(7,645)
Balance at June 30, 2024	$16,581	$300,831	$306,030	$(22,021)	$(58,135)	$543,286

Balance at December 31, 2024	$21,580	$414,987	$217,776	$(21,885)	$(72,762)	$559,696
Net income	—	—	25,118	—	—	25,118
Other comprehensive income	—	—	—	—	15,205	15,205
Release/lapse of restriction on RSUs (55,494 shares, net)	—	(1,796)	(76)	1,452	—	(420)
Repurchase of common stock (63,402 shares)	—	—	—	(1,753)	—	(1,753)
Share-based compensation	—	1,294	—	—	—	1,294
Dividends paid on common stock ($0.4850 per share)	—	—	(10,100)	—	—	(10,100)
Balance at June 30, 2025	$21,580	$414,485	$232,718	$(22,186)	$(57,557)	$589,040

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(unaudited) (in thousands)	2025	2024
Operating Activities:
Net income	$25,118	$19,088
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	13,576	5,956
Depreciation, amortization, and accretion	177	5,752
Net change in premises and equipment due to writedown or sale	213	78
Share-based compensation	1,294	1,225
Net gain on call or sale of debt securities available for sale	(33)	(69)
Net change in foreclosed assets due to writedown or sale	60	287
Net gain on sale of loans held for sale	(731)	(600)
Origination of loans held for sale	(41,212)	(29,834)
Proceeds from sales of loans held for sale	36,920	28,629
Increase in cash surrender value of bank-owned life insurance	616	(1,328)
Decrease (increase) in deferred income taxes, net	4,278	(123)
Gain on branch sale	—	(11,056)
Change in:
Other assets	3,789	8,375
Other liabilities	(10,474)	8,440
Net cash provided by operating activities	$33,591	$34,820
Investing Activities:
Purchases of equity securities	$(750)	$(500)
Proceeds from sales of debt securities available for sale	—	52,323
Proceeds from maturities, calls and payments of debt securities available for sale	121,883	56,542
Purchases of debt securities available for sale	(5,015)	(28,376)
Proceeds from maturities, calls, and payments of debt securities held to maturity	—	22,141
Net increase in loans held for investment	(77,556)	(116,809)
Purchases of premises and equipment	(1,541)	(1,149)
Proceeds from sale of foreclosed assets	186	50
Proceeds from sale of premises and equipment	—	7
Net cash paid in business acquisition	—	(28,621)
Net cash received in divestiture of branches	—	43,732
Proceeds of principal and earnings from bank-owned life insurance	380	—
Net cash provided by (used in) investing activities	$37,587	$(660)
Financing Activities:
Net (decrease) increase in:
Deposits	$(89,958)	$(74,470)
Short-term borrowings	(3,186)	76,920
Payments on finance lease liability	(112)	(100)
Proceeds from Federal Home Loan Bank borrowings	901	—
Payments of Federal Home Loan Bank borrowings	—	(6,000)
Payments of other long-term debt	(2,000)	(2,500)
Taxes paid relating to the release/lapse of restriction on RSUs	(420)	(524)
Dividends paid	(10,100)	(7,645)
Repurchase of common stock	(1,753)	—
Net cash used in financing activities	$(106,628)	$(14,319)
Net change in cash and cash equivalents	$(35,450)	$19,841
Cash and cash equivalents at beginning of period	204,895	81,727
Cash and cash equivalents at end of period	$169,445	$101,568

	Six Months Ended June 30,
(unaudited) (in thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$54,113	$64,584
Cash paid during the period for income taxes, net of refunds	—	2,317
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$323	$2,461
Transfer of loans held for investment to loans held for sale	11,040	—
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$—	$52,493
Total loans held for investment, net	—	207,095
Premises and equipment	—	11,091
Assets held for sale	—	2,379
Goodwill	—	8,641
Core deposit intangible	—	7,100
Other assets	—	4,987
Total non-cash assets acquired	$—	$293,786
Liabilities assumed:
Deposits	$—	$224,248
Short-term borrowings	—	37,500
Other liabilities	—	3,417
Total liabilities assumed	$—	$265,165
Supplemental schedule of non-cash investing activities from divestiture:
Non-cash assets divested:
Total loans held for investment, net	$—	$161,359
Premises and equipment	—	3,511
Goodwill	—	1,730
Other assets	—	375
Total non-cash assets divested	$—	$166,975
Liabilities divested:
Deposits	$—	$133,296
Other liabilities	—	231
Total liabilities divested	$—	$133,527

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and six months ended June 30, 2025 may not be indicative of results for the year ending December 31, 2025, or for any other period.

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

Accounting Guidance Pending Adoption at June 30, 2025

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

For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and six months ended June 30, 2024. This unaudited, estimated pro forma information was calculated as if DNVB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of DNVB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited
	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in thousands, except per share amounts)	2024	2024
Total revenues	$57,791	$103,075
Net income	$16,407	$22,812
EPS - basic	$1.04	$1.45
EPS - diluted	$1.04	$1.45
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
The following table summarizes acquisition and divestiture-related expenses incurred during the three and six months ended June 30, 2025 and June 30, 2024, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Noninterest Expense
Compensation and employee benefits	$—	$73	$—	$314
Occupancy expense of premises, net	—	—	—	152
Equipment	—	28	—	177
Legal and professional	—	462	40	1,035
Data processing	—	251	—	312
Marketing	—	—	—	32
Communications	—	8	—	9
Other	—	32	—	137
Total acquisition and divestiture-related expenses	$—	$854	$40	$2,168

3.    Debt Securities
The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities AFS as of the dates indicated:

	As of June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. treasuries	$35,879	$4	$2	$—	$35,881
U.S. government agencies and corporations	15,014	41	41	—	15,014
State and political subdivisions	149,189	1	23,335	—	125,855
Mortgage-backed securities	308,406	1,332	3,894	—	305,844
Collateralized loan obligations	33,697	100	8	—	33,789
Collateralized mortgage obligations	649,057	1,413	44,506	—	605,964
Corporate debt securities	121,541	43	8,886	—	112,698
Total available for sale debt securities	$1,312,783	$2,934	$80,672	$—	$1,235,045

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. treasuries	$50,371	$28	$—	$—	$50,399
U.S. Government agencies and corporations	10,000	—	59	—	9,941
State and political subdivisions	159,293	2	23,575	—	135,720
Mortgage-backed securities	331,956	6	8,523	—	323,439
Collateralized loan obligations	48,747	148	26	—	48,869
Collateralized mortgage obligations	702,138	83	56,112	—	646,109
Corporate debt securities	124,495	86	10,625	—	113,956
Total available for sale debt securities	$1,427,000	$353	$98,920	$—	$1,328,433

Investment securities with a fair value of $433.5 million and $485.3 million at June 30, 2025 and December 31, 2024, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
Accrued interest receivable on debt securities AFS is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At June 30, 2025 and December 31, 2024, the accrued interest receivable on debt securities AFS was $5.4 million and $5.8 million, respectively.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded as of June 30, 2025, aggregated by investment category and length of time in a continuous loss position:

		As of June 30, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Treasury securities	3	$18,896	$2	$—	$—	$18,896	$2
U.S. Government agencies and corporations	1	9,959	41	—	—	9,959	41
State and political subdivisions	112	300	—	121,104	23,335	121,404	23,335
Mortgage-backed securities	23	155,832	846	13,430	3,048	169,262	3,894
Collateralized loan obligations	2	11,685	—	2,100	8	13,785	8
Collateralized mortgage obligations	42	127,958	763	181,220	43,743	309,178	44,506
Corporate debt securities	81	746	4	101,990	8,882	102,736	8,886
Total	264	$325,376	$1,656	$419,844	$79,016	$745,220	$80,672
As of June 30, 2025, 3 U.S. treasury securities and 1 U.S. government agencies and corporations security with total unrealized losses of $43 thousand were held by the Company. Management considered the explicit or implied U.S. treasury and U.S. government guarantee of these securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.

As of June 30, 2025, 112 state and political subdivisions securities with total unrealized losses of $23.3 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2025, 23 mortgage-backed securities and 42 collateralized mortgage obligations with unrealized losses totaling $48.4 million were held by the Company. Management evaluated the payment history of these securities, and considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2025, 2 collateralized loan obligations with unrealized losses of $8 thousand were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of June 30, 2025, 81 corporate debt securities with total unrealized losses of $8.9 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded as of December 31, 2024, aggregated by investment category and length of time in a continuous loss position:

		As of December 31, 2024
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. government agencies and corporations	1	$9,941	$59	$—	$—	$9,941	$59
State and political subdivisions	121	839	11	127,094	23,564	127,933	23,575
Mortgage-backed securities	48	305,140	5,091	17,699	3,432	322,839	8,523
Collateralized loan obligations	2	5,014	13	2,133	13	7,147	26
Collateralized mortgage obligations	56	432,201	7,196	186,883	48,916	619,084	56,112
Corporate debt securities	83	—	—	103,496	10,625	103,496	10,625
Total	311	$753,135	$12,370	$437,305	$86,550	$1,190,440	$98,920
Proceeds and gross realized gains and losses on debt securities AFS for the three and six months ended June 30, 2025 and 2024, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales of debt securities available for sale	$—	$—	$—	$52,323

Gross realized losses from sales of debt securities available for sale(1)	—	—	—	—
Net realized loss from sales of debt securities available for sale(1)	$—	$—	$—	$—

(1) There was no difference in investment securities (losses) gains, net reported herein as compared to the Consolidated Statements of Income for the three months ended June 30, 2025, while the difference in investment securities (losses) gains, net for the six months ended June 30, 2025 is associated with the net realized gain from the call of debt securities of $33 thousand. The difference in investment securities (losses) gains, net reported herein as compared to the Consolidated Statements of Income for the three and six months ended June 30, 2024 is associated with the net realized gain from the call of debt securities of $33 thousand and $69 thousand, respectively.

The contractual maturity distribution of debt securities AFS at June 30, 2025 is shown below. Expected maturities of MBS, CLO and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$39,096	$39,057
Due after one year through five years	59,692	58,255
Due after five years through ten years	180,172	158,718
Due after ten years	42,663	33,418
	$321,623	$289,448
Mortgage-backed securities	308,406	305,844
Collateralized loan obligations	33,697	33,789
Collateralized mortgage obligations	649,057	605,964
Total	$1,312,783	$1,235,045

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Agricultural	$128,717	$119,051
Commercial and industrial	1,226,265	1,126,813
Commercial real estate:
Construction & development	280,918	324,896
Farmland	186,494	182,460
Multifamily	438,193	423,157
Commercial real estate-other	1,407,469	1,414,168
Total commercial real estate	2,313,074	2,344,681
Residential real estate:
One- to four- family first liens	467,970	477,150
One- to four- family junior liens	188,671	179,232
Total residential real estate	656,641	656,382
Consumer	56,491	68,700
Loans held for investment, net of unearned income	4,381,188	4,315,627
Allowance for credit losses	(65,800)	(55,200)
Total loans held for investment, net	$4,315,388	$4,260,427

Loans with unpaid principal in the amount of $1.09 billion and $1.19 billion at June 30, 2025 and December 31, 2024, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following tables present the amortized cost basis of loans based on delinquency status at the dates indicated:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
June 30, 2025
Agricultural	$128,406	$126	$—	$185	$128,717	$—
Commercial and industrial	1,223,880	336	21	2,028	1,226,265	—
Commercial real estate:
Construction and development	280,558	360	—	—	280,918	—
Farmland	186,116	97	—	281	186,494	—
Multifamily	437,936	257	—	—	438,193	—
Commercial real estate-other	1,375,999	2,613	2,346	26,511	1,407,469	—
Total commercial real estate	2,280,609	3,327	2,346	26,792	2,313,074	—
Residential real estate:
One- to four- family first liens	460,302	4,218	1,450	2,000	467,970	390
One- to four- family junior liens	187,473	748	237	213	188,671	4
Total residential real estate	647,775	4,966	1,687	2,213	656,641	394
Consumer	55,975	301	105	110	56,491	77
Total	$4,336,645	$9,056	$4,159	$31,328	$4,381,188	$471

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
December 31, 2024
Agricultural	$118,659	$—	$—	$392	$119,051	$—
Commercial and industrial	1,122,382	918	651	2,862	1,126,813	—
Commercial real estate:
Construction and development	324,896	—	—	—	324,896	—
Farmland	182,025	71	—	364	182,460	—
Multifamily	423,157	—	—	—	423,157	—
Commercial real estate-other	1,405,377	2,806	26	5,959	1,414,168	—
Total commercial real estate	2,335,455	2,877	26	6,323	2,344,681	—
Residential real estate:
One- to four- family first liens	470,300	2,770	1,680	2,400	477,150	49
One- to four- family junior liens	178,225	580	98	329	179,232	6
Total residential real estate	648,525	3,350	1,778	2,729	656,382	55
Consumer	68,232	239	142	87	68,700	87
Total	$4,293,253	$7,384	$2,597	$12,393	$4,315,627	$142

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan at the dates presented:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Agricultural	$238	$447	$—	$208	$—	$—
Commercial and industrial	2,453	2,986	147	1	—	—
Commercial real estate:
Construction and development	—	27	—	—	—	—
Farmland	280	483	269	352	—	—
Multifamily	—	—	—	—	—	—
Commercial real estate-other	29,614	12,982	1,795	623	—	—
Total commercial real estate	29,894	13,492	2,064	975	—	—
Residential real estate:
One- to four- family first liens	3,266	3,667	1,314	1,748	390	49
One- to four- family junior liens	768	1,015	110	378	4	6
Total residential real estate	4,034	4,682	1,424	2,126	394	55
Consumer	102	98	13	—	77	87
Total	$36,721	$21,705	$3,648	$3,310	$471	$142
There was no interest income recognized on nonaccrual loans during the three and six months ended June 30, 2025 and June 30, 2024, as all interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income and is generally accounted for using the cost-recovery method, until qualifying for return to accrual. The interest income recognized on loans that were on nonaccrual and had subsequently been paid-off for the three months ended June 30, 2025 and June 30, 2024 was $119 thousand and $123 thousand, respectively. The interest income recognized on loans that were on nonaccrual and had subsequently been paid-off for the six months ended June 30, 2025 and June 30, 2024 was $126 thousand and $252 thousand, respectively.
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

The following tables set forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of June 30, 2025. As of June 30, 2025, there were no 'doubtful' or 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
June 30, 2025 (in thousands)	2025	2024	2023	2022	2021	Prior		Total
Agricultural
Pass	$10,841	$7,323	$5,979	$6,827	$4,295	$2,480	$84,815	$122,560
Special mention	1,427	434	113	132	182	19	3,124	5,431
Substandard	—	126	35	—	236	185	144	726
Total	$12,268	$7,883	$6,127	$6,959	$4,713	$2,684	$88,083	$128,717

Commercial and industrial
Pass	$155,794	$98,204	$131,322	$150,569	$154,758	$220,537	$237,109	$1,148,293
Special mention	141	5,844	2,025	8,560	5,021	5,930	3,502	31,023
Substandard	245	3,331	1,269	16,017	589	16,742	8,756	46,949
Total	$156,180	$107,379	$134,616	$175,146	$160,368	$243,209	$249,367	$1,226,265

CRE - Construction and development
Pass	$65,957	$74,305	$65,650	$50,521	$12,132	$4,350	$7,865	$280,780
Special mention	—	138	—	—	—	—	—	138
Substandard	—	—	—	—	—	—	—	—
Total	$65,957	$74,443	$65,650	$50,521	$12,132	$4,350	$7,865	$280,918

CRE - Farmland
Pass	$26,299	$24,353	$21,812	$36,230	$37,515	$27,766	$2,829	$176,804
Special mention	—	1,904	—	465	1,178	2,827	—	6,374
Substandard	1,416	—	139	1,066	566	129	—	3,316
Total	$27,715	$26,257	$21,951	$37,761	$39,259	$30,722	$2,829	$186,494

CRE - Multifamily
Pass	$45,770	$19,075	$107,473	$61,511	$102,056	$83,219	$2,944	$422,048
Special mention	12,129	49	1,026	1,210	256	1,475	—	16,145
Substandard	—	—	—	—	—	—	—	—
Total	$57,899	$19,124	$108,499	$62,721	$102,312	$84,694	$2,944	$438,193

CRE - Other
Pass	$95,050	$171,130	$164,394	$300,719	$234,904	$280,825	$58,937	$1,305,959
Special mention	13,432	2,357	826	4,480	2,805	6,870	3,023	33,793
Substandard	1,110	5,129	8,235	36,017	2,754	14,199	273	67,717
Total	$109,592	$178,616	$173,455	$341,216	$240,463	$301,894	$62,233	$1,407,469

RRE - One- to four- family first liens
Pass / Performing	$29,022	$54,863	$48,244	$115,809	$82,819	$110,352	$14,181	$455,290
Special mention	245	164	1,205	2,816	213	1,451	—	6,094
Substandard / Nonperforming	—	—	1,142	1,266	1,182	2,996	—	6,586
Total	$29,267	$55,027	$50,591	$119,891	$84,214	$114,799	$14,181	$467,970

RRE - One- to four- family junior liens
Performing	$5,272	$8,264	$14,363	$19,722	$13,449	$11,794	$114,474	$187,338
Nonperforming	—	131	211	647	79	265	—	1,333
Total	$5,272	$8,395	$14,574	$20,369	$13,528	$12,059	$114,474	$188,671

Consumer
Performing	$10,511	$10,730	$13,273	$7,855	$4,292	$2,550	$7,102	$56,313
Nonperforming	—	29	93	40	—	16	—	178
Total	$10,511	$10,759	$13,366	$7,895	$4,292	$2,566	$7,102	$56,491

	Term Loans by Origination Year						Revolving Loans
June 30, 2025 (in thousands)	2025	2024	2023	2022	2021	Prior		Total
Total by Credit Quality Indicator Category
Pass	$428,733	$449,253	$544,874	$722,186	$628,479	$729,529	$408,680	$3,911,734
Special mention	27,374	10,890	5,195	17,663	9,655	18,572	9,649	98,998
Substandard	2,771	8,586	10,820	54,366	5,327	34,251	9,173	125,294
Performing	15,783	18,994	27,636	27,577	17,741	14,344	121,576	243,651
Nonperforming	—	160	304	687	79	281	—	1,511
Total	$474,661	$487,883	$588,829	$822,479	$661,281	$796,977	$549,078	$4,381,188

	Term Loans by Origination Year						Revolving Loans
June 30, 2025 (in thousands)	2025	2024	2023	2022	2021	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$27	$—	$—	$—	$—	$—	$27
Commercial and industrial	—	59	45	82	—	—	—	186
CRE - Other	—	—	—	—	—	2,636	—	2,636
RRE - One-to-four-family first liens	—	—	—	—	17	14	—	31
RRE - One-to-four-family junior liens	—	—	—	25	—	16	—	41
Consumer	—	289	186	176	4	20	—	675
Total Current Period Gross Write-offs	$—	$375	$231	$283	$21	$2,686	$—	$3,596

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

Allowance for Credit Losses
The following are the economic factors utilized by the Company for its loan credit loss estimation process at June 30, 2025, and the forecast for each factor at that date: (1) national unemployment - increases over the next four forecasted quarters; (2) year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) year-to-year change in CRE index - increases over the next two forecasted quarters, with decreases in the third and fourth forecasted quarters; and (4) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The ACL as of June 30, 2025 was $65.8 million, an increase from $55.2 million at December 31, 2024. The increase reflected credit loss expense of $13.6 million during the first six months of 2025, which primarily reflected the specific reserve established in connection with a single CRE office credit. Also reflected in the ACL were net loan charge-offs of $0.2 million and $3.3 million for the three and six months ended June 30, 2025, respectively, as compared to net loan charge-offs of $0.5 million and $0.7 million for the three and six months ended June 30, 2024, respectively.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $20.0 million at June 30, 2025 and $20.2 million at December 31, 2024, and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows for the periods indicated:

	Three Months Ended June 30, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended June 30, 2025
Beginning balance	$394	$22,091	$24,803	$5,180	$1,432	$53,900
Charge-offs	(27)	(83)	(1)	(33)	(297)	(441)
Recoveries	1	27	170	9	45	252
Credit loss expense(1)	51	733	11,104	110	91	12,089
Ending balance	$419	$22,768	$36,076	$5,266	$1,271	$65,800

For the Three Months Ended June 30, 2024
Beginning balance	$648	$21,882	$26,772	$5,014	$1,584	$55,900
Allocated to banking office sale	—	(51)	(1,795)	(94)	(3)	(1,943)
Charge-offs	—	(469)	—	(56)	(260)	(785)
Recoveries	—	223	6	4	28	261
Credit loss expense (benefit)(1)	(246)	1,423	(659)	(209)	158	467
Ending balance	$402	$23,008	$24,324	$4,659	$1,507	$53,900
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $0.2 million and credit loss expense of $0.8 million related to off-balance sheet credit exposures for the three months ended June 30, 2025 and June 30, 2024, respectively.

	Six Months Ended June 30, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30, 2025
Beginning balance	$249	$21,040	$27,641	$4,929	$1,341	$55,200
Charge-offs	(27)	(186)	(2,636)	(72)	(675)	(3,596)
Recoveries	2	54	175	13	76	320
Credit loss expense(1)	195	1,860	10,896	396	529	13,876
Ending balance	$419	$22,768	$36,076	$5,266	$1,271	$65,800

For the Six Months Ended June 30, 2024
Beginning balance	$613	$21,743	$23,759	$4,762	$623	$51,500
Allocated to banking office sale	—	(51)	(1,795)	(94)	(3)	(1,943)
Charge-offs	(4)	(768)	(35)	(75)	(550)	(1,432)
Recoveries	355	269	14	13	68	719
Credit loss expense (benefit)(1)	(562)	1,815	2,381	53	1,369	5,056
Ending balance	$402	$23,008	$24,324	$4,659	$1,507	$53,900
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss benefit of $0.3 million related to off-balance sheet credit exposure for the six months ended June 30, 2025 and $0.9 million of expense for the six months ended June 30, 2024.

The composition of the allowance for credit losses by portfolio segment based on evaluation method was as follows:

	As of June 30, 2025
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$—	$1,741	$31,270	$2,008	$31	$35,050
Collectively evaluated for impairment	128,717	1,224,524	2,281,804	654,633	56,460	4,346,138
Total	$128,717	$1,226,265	$2,313,074	$656,641	$56,491	$4,381,188
Allowance for credit losses:
Individually evaluated for impairment	$—	$436	$14,696	$216	$7	$15,355
Collectively evaluated for impairment	419	22,332	21,380	5,050	1,264	50,445
Total	$419	$22,768	$36,076	$5,266	$1,271	$65,800

	As of December 31, 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$208	$2,488	$15,334	$2,710	$21	$20,761
Collectively evaluated for impairment	118,843	1,124,325	2,329,347	653,672	68,679	4,294,866
Total	$119,051	$1,126,813	$2,344,681	$656,382	$68,700	$4,315,627
Allowance for credit losses:
Individually evaluated for impairment	$—	$406	$4,011	$164	$8	$4,589
Collectively evaluated for impairment	249	20,634	23,630	4,765	1,333	50,611
Total	$249	$21,040	$27,641	$4,929	$1,341	$55,200
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of June 30, 2025
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Commercial and industrial	$1,215	$358	$168	$1,741	$436
Commercial real estate:
Farmland	2,123	—	—	2,123	—
Commercial real estate-other	29,147	—	—	29,147	14,696
Residential real estate:
One- to four- family first liens	1,756	—	—	1,756	135
One- to four- family junior liens	252	—	—	252	81
Consumer	—	31	—	31	7
Total	$34,493	$389	$168	$35,050	$15,355

	As of December 31, 2024
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$208	$—	$—	$208	$—
Commercial and industrial	203	—	2,285	2,488	406
Commercial real estate:
Farmland	2,449	70	—	2,519	—
Commercial real estate-other	12,815	—	—	12,815	4,011
Residential real estate:
One- to four- family first liens	2,189	—	—	2,189	79
One- to four- family junior liens	521	—	—	521	85
Consumer	—	21	—	21	8
Total	$18,385	$91	$2,285	$20,761	$4,589

Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, other-than-insignificant payment delays, interest rate reduction, or a combination thereof.
The following tables present the amortized cost basis of loans as of June 30, 2025 and June 30, 2024 that were modified during the three and six months ended June 30, 2025 and June 30, 2024 and experiencing financial difficulty at the time of the modification by class and by type of modification:

	For the Three Months and Six Months Ended June 30, 2025
					Combination:
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Payment Delay & Term Extension	Term Extension, Interest Rate Reduction, & Payment Delay	Total Class of Financing Receivable
Three Months Ended June 30, 2025
Agricultural	$—	$—	$70	$—	$—	$—	$—	$—	0.05%
Commercial and industrial	—	138	602	—	—	—	80	—	0.07%
CRE - Farmland	—	—	102	—	—	—	—	—	0.05%
CRE - Other	—	1,097	390	—	—	—	809	—	0.16%
RRE - One- to four- family first liens	—	—	—	—	—	—	292	—	0.06%
Total	$—	$1,235	$1,164	$—	$—	$—	$1,181	$—

Six Months Ended June 30, 2025
Agricultural	$—	$—	$123	$—	$—	$—	$—	$—	0.10%
Commercial and industrial	—	138	1,047	—	18	—	80	—	0.10%
CRE - Farmland	—	—	473	—	—	—	—	—	0.25%
CRE - Other	—	1,097	575	—	—	—	809	—	0.18%
RRE - One- to four- family first liens	—	—	—	—	—	—	292	—	0.06%
Total	$—	$1,235	$2,218	$—	$18	$—	$1,181	$—

	For the Three Months and Six Months Ended June 30, 2024
					Combination:
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Payment Delay & Term Extension	Term Extension, Interest Rate Reduction, & Payment Delay	Total Class of Financing Receivable
Three Months Ended June 30, 2024
Commercial and industrial	$—	$—	$78	$—	$—	$—	$—	$—	0.01%
CRE - Construction and development	—	—	231	—	—	—	—	—	0.07%
CRE - Farmland	—	—	381	—	—	—	—	—	0.21%
CRE - Other	—	—	4,910	—	—	—	—	—	0.36%
RRE - One- to four- family first liens	—	—	393	—	—	—	—	—	0.08%
Total	$—	$—	$5,993	$—	$—	$—	$—	$—

Six Months Ended June 30, 2024
Commercial and industrial	$—	$—	$453	$—	$—	$—	$—	$—	0.04%
CRE - Construction and development	—	—	231	—	—	—	—	—	0.07%
CRE - Farmland	—	—	381	—	—	—	—	—	0.21%
CRE - Other	—	—	5,107	—	—	—	—	—	0.38%
RRE - One- to four- family first liens	—	252	393	—	—	—	—	—	0.13%
RRE - One- to four- family junior liens	—	—	136	—	—	—	—	—	0.08%
Total	$—	$252	$6,701	$—	$—	$—	$—	$—

The Company had no additional commitments to lend amounts to the borrowers included in the previous tables as of June 30, 2025 and $5 thousand in such commitments as of June 30, 2024. For the three and six months ended June 30, 2025, the Company had 9 modified loans to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification. For the three and six months ended June 30, 2024, the Company had 2 modified loans totaling $0.6 million and 8 modified loans totaling $0.9 million, respectively, to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following tables present the performance based upon delinquency status, as of June 30, 2025 and June 30, 2024, of loans that were modified while the borrower was experiencing financial difficulty and modified in the last 12 months:

	As of June 30, 2025
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$123	$—	$—	$—	$123
Commercial and industrial	1,351	50	18	81	1,500
CRE - Farmland	473	—	—	—	473
CRE - Other	6,240	—	—	—	6,240
RRE - One- to four- family first liens	380	—	—	—	380
Consumer	—	10	—	—	10
Total	$8,567	$60	$18	$81	$8,726

	As of June 30, 2024
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Commercial and industrial	$522	$—	$—	$—	$522
CRE - Construction and development	312	—	231	—	543
CRE - Farmland	381	—	—	352	733
CRE - Other	10,662	—	—	—	10,662
RRE - One- to four- family first liens	645	—	—	—	645
RRE - One- to four- family junior liens	149	—	—	—	149
Total	$12,671	$—	$231	$352	$13,254

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025 and June 30, 2024:

(in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended June 30, 2025
Agricultural	$—	—%	2.00
Commercial and industrial	—	—	12.2
CRE - Farmland	—	—	24.5
CRE - Other	—	—	17.5
RRE - One- to four- family first liens	—	—	175.4
Total	$—	—%	35.5

Six Months Ended June 30, 2025
Agricultural	$—	—%	2.4
Commercial and industrial	—	—	9.0
CRE - Farmland	—	—	57.7
CRE - Other	—	—	16.7
RRE - One- to four- family first liens	—	—	175.4
Total	$—	—%	32.1

(in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended June 30, 2024
Commercial and industrial	$—	—%	26.0
CRE - Construction and development	—	—	0.8
CRE - Farmland	—	—	5.4
CRE - Other	—	—	7.1
RRE - One- to four- family first liens	—	—	210.1
Total	$—	—%	20.4

Six Months Ended June 30, 2024
Commercial and industrial	$—	—%	8.1
CRE - Construction and development	—	—	0.8
CRE - Farmland	—	—	5.4
CRE - Other	—	—	7.1
RRE - One- to four- family first liens	—	—	210.1
RRE - One- to four- family junior liens	—	—	122.0
Total	$—	—%	21.1

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

	As of June 30, 2025			As of December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps - loans	$54,922	$1,628	$1,196	$49,486	$2,416	$294
Interest rate swaps - securities	—	—	—	150,000	—	239
Cash flow hedges
Interest rate swaps	150,000	251	78	200,000	813	26
Total	$204,922	$1,879	$1,274	$399,486	$3,229	$559

Not designated as hedging instruments:
Interest rate swaps	$719,702	$19,630	$19,648	$697,969	$21,145	$21,153
RPAs - participated out contracts	55,549	10	—	55,088	4	—
RPAs - participated in contracts	29,462	—	—	29,982	—	—
Interest rate lock commitments	2,414	48	—	912	10	—
Interest rate forward loan sales contracts	2,763	—	20	1,312	9	—
Total	$809,890	$19,688	$19,668	$785,263	$21,168	$21,153

Derivatives Designated as Hedging Instruments
The Company uses derivative instruments to hedge its exposure to economic risks. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value or cash flow hedges.
Fair Value Hedges - Derivatives are designated as fair value hedges to limit the Company's exposure to changes in the fair value of assets or liabilities due to movements in interest rates. The Company entered into pay-fixed receive-floating interest rate swaps to manage its exposure to changes in fair value in certain fixed-rate assets, including AFS debt securities and loans. As of June 30, 2025, the Company no longer holds any pay-fixed receive-floating interest rate swaps on the securities portfolio as these swaps have matured and no new swaps have been entered into. The gain or loss on the loan fair value hedge derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. The change in the fair value of the available for sale securities attributable to changes in the hedged risk was recorded in accumulated other comprehensive income and subsequently reclassified into interest income, as applicable, in the same period(s) to offset the changes in the fair value of the swap, which was also recognized in interest income.

Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. The Company has previously entered into pay-fixed receive-floating interest rate swaps to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt, including brokered deposits. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the 12 months following June 30, 2025, the Company estimates that an additional $0.2 million of income will be reclassified into interest expense.
The table below presents the effect of cash flow hedge accounting on AOCI for the three and six months ended June 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
	Three Months Ended June 30,			Three Months Ended June 30,
(in thousands)	2025	2024		2025	2024
Interest rate swaps	$144	$778	Interest Expense	$280	$787

	Six Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2025	2024		2025	2024
Interest rate swaps	$(54)	$3,550	Interest Expense	$559	$1,575

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value hedges are recorded	$110	$—	$483	$—	$122	$—	$891	$—

The effects of fair value hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts - loans:
Hedged items	497	—	(233)	—	1,698	—	(997)	—
Derivative designated as hedging instruments	(337)	—	507	—	(1,382)	—	1,530	—

Interest contracts - securities:
Hedged items	(57)	—	(103)	—	(225)	—	(986)	—
Derivative designated as hedging instruments	7	—	284	—	31	—	1,343	—

As of June 30, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$54,544	$(429)

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)		2025	2024	2025	2024
Interest rate swaps	Other income	$(8)	$—	$(9)	$1
RPAs	Other income	4	2	5	7
Interest rate lock commitments	Loan revenue	(9)	(28)	39	(1)
Interest rate forward loan sales contracts	Loan revenue	(7)	21	(29)	36
Total		$(20)	$(5)	$6	$43

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of June 30, 2025 and December 31, 2024, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of June 30, 2025
Asset Derivatives	$21,567	$—	$21,567	$—	$12,496	$9,071
Liability Derivatives	20,942	—	20,942	—	5,460	15,482

As of December 31, 2024
Asset Derivatives	$24,397	$—	$24,397	$—	$17,011	$7,386
Liability Derivatives	21,712	—	21,712	—	110	21,602
Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which, if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of June 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.3 million.

6.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Goodwill, beginning of period	$69,788	$62,477
Established in acquisition	—	9,041
Allocated to divestiture	—	(1,730)
Total goodwill, end of period	$69,788	$69,788
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
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets as of the dates indicated:

	As of June 30, 2025			As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$65,345	$(50,026)	$15,319	$65,345	$(47,388)	$17,957
Customer relationship intangible	5,265	(5,265)	—	5,265	(5,243)	22
	$70,610	$(55,291)	$15,319	$70,610	$(52,631)	$17,979
Indefinite-lived trade name intangible			7,040			7,040
Total other intangible assets, net			$22,359			$25,019
The following table provides the estimated future amortization expense for the remaining six months of the year ending December 31, 2025 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible
2025	$2,286
2026	3,840
2027	2,757
2028	2,110
2029	1,681
Thereafter	2,645
Total	$15,319

7.    Other Assets
The components of the Company's other assets as of June 30, 2025 and December 31, 2024 were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Bank-owned life insurance	$98,814	$99,810
Interest receivable	25,829	26,467
FHLB stock	5,184	5,156
Mortgage servicing rights	11,755	12,232
Operating lease right-of-use assets, net	2,314	1,576
Federal and state income taxes, current	5,722	8,282
Federal and state income taxes, deferred	48,613	58,127
Derivative assets	21,567	24,397
Other receivables/assets	18,814	16,783
	$238,612	$252,830

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Noninterest bearing deposits	$910,693	$951,423
Interest checking deposits	1,206,096	1,258,191
Money market deposits	971,048	1,053,988
Savings deposits	851,636	820,549
Time deposits of $250 and under	1,037,302	1,026,793
Time deposits over $250	411,323	367,038
Total deposits	$5,388,098	$5,477,982

The Company had $25.6 million and $25.3 million in reciprocal time deposits as of June 30, 2025 and December 31, 2024, respectively. Included in money market deposits at June 30, 2025 and December 31, 2024 were $123.2 million and $156.2 million, respectively, of interest-bearing reciprocal deposits. Included in noninterest bearing deposits at June 30, 2025 and December 31, 2024 were $69.8 million and $95.0 million, respectively, of noninterest-bearing reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to distribute deposits that exceed the FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits. In addition, included within the time deposits of $250 thousand and under was $200.0 million of brokered deposits as of both June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company had public entity deposits, which were collateralized by investment securities balances of $10.8 million and $19.9 million, respectively. As of June 30, 2025 and December 31, 2024, the public entity deposits were also collateralized by FHLB letters of credit totaling $145.3 million and $116.1 million, respectively.

9.    Short-Term Borrowings
The following table summarizes the Company's short-term borrowings as of the dates indicated:

	June 30, 2025		December 31, 2024
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	—%	$—	0.70%	$3,186

Securities Sold Under an Agreement to Repurchase: Securities sold under agreements to repurchase were agreements in which the Company acquired funds by selling assets to another party under a simultaneous agreement to repurchase the same assets at a specified price and date. The Company entered into repurchase agreements and also offered a demand deposit account product to customers that swept their balances in excess of an agreed upon target amount into overnight repurchase agreements. All securities sold under agreements to repurchase are recorded on the face of the balance sheet.
Federal Home Loan Bank Advances: The Bank has a secured line of credit with the FHLBDM. At June 30, 2025 and December 31, 2024, the Company had FHLB borrowing capacity of $541.5 million and $624.0 million, respectively. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses.
Federal Funds Purchased: The Bank has unsecured federal funds lines totaling $135.0 million from multiple correspondent banking relationships. There were no borrowings from such lines outstanding at either June 30, 2025 or December 31, 2024.
Federal Reserve Bank Borrowing: At both June 30, 2025 and December 31, 2024, the Company had no Federal Reserve Discount Window borrowings outstanding, while its borrowing capacity was $302.9 million as of June 30, 2025 and $330.1 million as of December 31, 2024. As of June 30, 2025 and December 31, 2024, the bank had pledged debt securities with a market value of $323.0 million and $353.9 million, respectively.
Unsecured Line of Credit: The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on September 30, 2024 such that the revolving commitment matures on September 30, 2025, with no other alterations made to the fee structure or interest rate. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no borrowings outstanding under this revolving credit facility as of both June 30, 2025 and December 31, 2024.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

		June 30,	December 31,		June 30,	December 31,
		2025	2024		2025	2024
(in thousands)	Face Value	Book Value		Interest Rate(1)	Rate		Maturity Date	Callable Date
ATBancorp Statutory Trust I	$7,732	$7,038	$7,014	1.68% Margin	6.26%	6.30%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,138	11,103	1.65% Margin	6.23%	6.27%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,901	1,888	2.15% Margin	6.74%	6.75%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	7,019	7,002	3.50% Margin	8.08%	8.12%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	15,464	1.59% Margin	6.17%	6.21%	12/15/2037	12/15/2012
Total	$44,847	$42,560	$42,471

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
Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its 5.75% Fixed-to-Floating Rate Subordinated Notes due July 30, 2030, of which $63.75 million had been exchanged for subordinated notes registered under the Securities Act of 1933. On June 24, 2025, the Company provided notice to the trustee of its intent to redeem all $65.0 million aggregate principal of the subordinated notes, which were set to reprice on July 30, 2025 at a floating rate of three-month term SOFR plus 5.68%. The redemption was completed on July 30, 2025. See Note 17. Subsequent Events.
At June 30, 2025, 100% of the subordinated notes qualified as Tier 2 capital. Per applicable Federal Reserve rules and regulations, the amount of the subordinated notes qualifying as Tier 2 regulatory capital will be phased-out by 20% of the amount of the subordinated notes in each of the five years beginning on the fifth anniversary preceding the maturity date of the subordinated notes. At both June 30, 2025 and December 31, 2024, the Company had outstanding subordinated debentures of $64.3 million.
Other Long-Term Debt
Other long-term borrowings were as follows as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$286	8.89%	$398
FHLB borrowings	—	5,140	—	4,239
Note payable to unaffiliated bank	—	—	6.10	2,000
Total	0.47%	$5,426	2.37%	$6,637
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
As a member of the FHLBDM, the Bank may borrow funds from the FHLB, provided the Bank is able to pledge an adequate amount of qualified assets to secure the borrowings. In addition, the FHLB has established a credit capacity limit to the Bank that is equal to 45% of the Bank’s total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit and other sources of credit exposure to the FHLB. Advances from the FHLB are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses.
As of June 30, 2025, the Company had outstanding FHLB borrowings of $4.2 million due in 2029 with a 0% fixed interest rate and $0.9 million due in 2030 with a 0% fixed interest rate.

11.    Earnings per Share
The following table presents the computation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Basic Earnings Per Share:
Net income	$9,980	$15,819	$25,118	$19,088
Weighted average shares outstanding	20,816,411	15,763,414	20,806,560	15,743,056
Basic earnings per common share	$0.48	$1.00	$1.21	$1.21

Diluted Earnings Per Share:
Net income	$9,980	$15,819	$25,118	$19,088
Weighted average shares outstanding, including all dilutive potential shares	20,843,471	15,780,935	20,845,572	15,775,110
Diluted earnings per common share	$0.48	$1.00	$1.20	$1.21

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
As of both June 30, 2025 and December 31, 2024, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore no amounts were held in reserve for each of these periods.

A comparison of the Company's and the Bank's capital, with the corresponding minimum regulatory requirements in effect at June 30, 2025 and December 31, 2024, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2025
Consolidated:
Total capital/risk weighted assets	$717,663	14.44%	$521,836	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	590,442	11.88	422,438	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	547,882	11.02	347,890	7.00	N/A	N/A
Tier 1 leverage capital/average assets	590,442	9.62	245,504	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$703,140	14.20%	$519,873	10.50%	$495,117	10.00%
Tier 1 capital/risk weighted assets	641,150	12.95	420,850	8.50	396,094	8.00
Common equity tier 1 capital/risk weighted assets	641,150	12.95	346,582	7.00	321,826	6.50
Tier 1 leverage capital/average assets	641,150	10.43	245,930	4.00	307,413	5.00

At December 31, 2024
Consolidated:
Total capital/risk weighted assets	$692,834	14.07%	$517,026	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	570,896	11.59	418,545	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	528,425	10.73	344,684	7.00	N/A	N/A
Tier 1 leverage capital/average assets	570,896	9.15	249,689	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$688,190	14.02%	$515,575	10.50%	$491,024	10.00%
Tier 1 capital/risk weighted assets	631,252	12.86	417,370	8.50	392,819	8.00
Common equity tier 1 capital/risk weighted assets	631,252	12.86	343,717	7.00	319,166	6.50
Tier 1 leverage capital/average assets	631,252	10.12	249,584	4.00	311,980	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	June 30, 2025	December 31, 2024
(in thousands)
Commitments to extend credit	$1,049,907	$1,073,297
Commitments to sell loans	16,812	749
Standby letters of credit	25,028	7,440
Total	$1,091,747	$1,081,486
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

Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At June 30, 2025 and December 31, 2024, the liability for off-balance-sheet credit losses totaled $4.3 million and $4.6 million, respectively. For the six months ended June 30, 2025, $0.3 million of credit loss benefit was recorded, with $0.9 million of credit loss expense recorded for the six months ended June 30, 2024.
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

Concentrations of Credit Risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 64% of the loans were real estate loans, excluding farmland, and approximately 7% were agriculturally related as of June 30, 2025. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 26% and 17%, respectively, as of June 30, 2025.

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

Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	Fair Value Measurement at June 30, 2025 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Treasury securities	$35,881	$—	$35,881	$—
U.S. Government agencies and corporations	15,014	—	15,014	—
State and political subdivisions	125,855	—	125,855	—
Mortgage-backed securities	305,844	—	305,844	—
Collateralized loan obligations	33,789	—	33,789	—
Collateralized mortgage obligations	605,964	—	605,964	—
Corporate debt securities	112,698	—	112,698	—
Derivative assets	21,567	—	21,519	48
Mortgage servicing rights	11,755	—	11,755	—

Liabilities:
Derivative liabilities	$20,942	$—	$20,942	$—

	Fair Value Measurement at December 31, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Treasury securities	$50,399	$—	$50,399	$—
U.S. Government agencies and corporations	9,941	—	9,941	—
State and political subdivisions	135,720	—	135,720	—
Mortgage-backed securities	323,439	—	323,439	—
Collateralized loan obligations	48,869	—	48,869	—
Collateralized mortgage obligations	646,109	—	646,109	—
Corporate debt securities	113,956	—	113,956	—
Derivative assets	24,397	—	24,387	10
Mortgage servicing rights	12,232	—	12,232	—

Liabilities:
Derivative liabilities	$21,712	$—	$21,712	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the six months ended June 30, 2025 or the year ended December 31, 2024. Changes in the fair value of available for sale debt securities, including the changes attributable to the hedged risk, are included in other comprehensive income.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(in thousands)	June 30, 2025	December 31, 2024	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$48	$10	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	91%	-	100%	93%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value Measurement at June 30, 2025 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$14,248	$—	$—	$14,248
Foreclosed assets, net	3,414	—	—	3,414

	Fair Value Measurement at December 31, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$10,697	$—	$—	$10,697
Foreclosed assets, net	3,337	—	—	3,337

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(in thousands)	June 30, 2025	December 31, 2024	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$14,248	$10,697	Fair value of collateral	Valuation adjustments	—%	-	55%	7%
Foreclosed assets, net	$3,414	$3,337	Fair value of collateral	Valuation adjustments	8%	-	21%	20%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$169,445	$169,445	$169,445	$—	$—
Debt securities available for sale	1,235,045	1,235,045	—	1,235,045	—
Loans held for sale	16,812	18,177	—	18,177	—
Loans held for investment, net	4,315,388	4,246,509	—	—	4,246,509
Interest receivable	25,829	25,829	—	25,829	—
FHLB stock	5,184	5,184	—	5,184	—
Derivative assets	21,567	21,567	—	21,519	48
Financial liabilities:
Noninterest bearing deposits	910,693	910,693	910,693	—	—
Interest bearing deposits	4,477,405	4,439,190	3,028,780	1,410,410
Finance leases payable	286	286	—	286	—
FHLB borrowings	5,140	4,927	—	4,927	—
Junior subordinated notes issued to capital trusts	42,560	37,997	—	37,997	—
Subordinated debentures	64,334	64,760	—	64,760	—
Derivative liabilities	20,942	20,942	—	20,942	—

	December 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$204,895	$204,895	$204,895	$—	$—
Debt securities available for sale	1,328,433	1,328,433	—	1,328,433	—
Loans held for sale	749	758	—	758	—
Loans held for investment, net	4,260,427	4,156,142	—	—	4,156,142
Interest receivable	26,467	26,467	—	26,467	—
FHLB stock	5,156	5,156	—	5,156	—
Derivative assets	24,397	24,397	—	24,387	10
Financial liabilities:
Noninterest bearing deposits	951,423	951,423	951,423	—	—
Interest bearing deposits	4,526,559	4,508,773	3,132,728	1,376,045	—
Short-term borrowings	3,186	3,186	3,186	—	—
Finance leases payable	398	398	—	398	—
FHLB borrowings	4,239	4,064	—	4,064	—
Junior subordinated notes issued to capital trusts	42,471	37,845	—	37,845	—
Subordinated debentures	64,268	63,469	—	63,469	—
Other long-term debt	2,000	2,000	—	2,000	—
Derivative liabilities	21,712	21,712	—	21,712	—
15.    Leases
The Company's lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2045. Substantially all of the Company's leases are classified as operating leases, with the Company holding only one existing finance lease for a banking office location with a lease term through 2026.

(in thousands)	Classification	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	Other assets	$2,314	$1,576
Finance lease right-of-use asset	Premises and equipment, net	111	159
Total right-of-use assets		$2,425	$1,735

Operating lease liability	Other liabilities	$2,845	$2,179
Finance lease liability	Long-term debt	286	398
Total lease liabilities		$3,131	$2,577

Weighted-average remaining lease term:	Operating leases	11.60 years	12.26 years
	Finance lease	1.17 years	1.67 years
Weighted-average discount rate:	Operating leases	4.69%	4.92%
	Finance lease	8.89%	8.89%

The following table represents lease costs and other lease information for the periods indicated. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Lease Costs
Operating lease cost	$175	$233	$345	$621
Variable lease cost	18	7	27	14
Interest on lease liabilities(1)	7	11	15	24
Amortization of right-of-use assets	24	24	48	48
Net lease cost	$224	$275	$435	$707

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$363	$694	$741	$1,516
Operating cash flows from finance lease	7	11	15	24
Finance cash flows from finance lease	56	51	112	100

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	382	39	1,009	195
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining six months ending December 31, 2025 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2025	$128	$366
December 31, 2026	172	659
December 31, 2027	—	519
December 31, 2028	—	360
December 31, 2029	—	325
Thereafter	—	1,555
Total undiscounted lease payment	$300	$3,784
Amounts representing interest	(14)	(939)
Lease liability	$286	$2,845

16.    Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax for the periods indicated:

Three Months Ended June 30,
(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Total
Balance, March 31, 2024	$(67,676)	$4,885	$1,987	$(60,804)
Other comprehensive income before reclassifications	2,258	365	581	3,204
Amounts reclassified from AOCI	53	—	(588)	(535)
Net current-period other comprehensive income (loss)	2,311	365	(7)	2,669
Balance, June 30, 2024	$(65,365)	$5,250	$1,980	$(58,135)

Balance, March 31, 2025	$(63,330)	$—	$232	$(63,098)
Other comprehensive income before reclassifications	5,602	—	107	5,709
Amounts reclassified from AOCI	41	—	(209)	(168)
Net current-period other comprehensive income (loss)	5,643	—	(102)	5,541
Balance, June 30, 2025	$(57,687)	$—	$130	$(57,557)

Six Months Ended June 30,
(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Total
Balance, December 31, 2023	$(69,915)	$4,511	$505	$(64,899)
Other comprehensive income before reclassifications	3,865	739	2,652	7,256
Amounts reclassified from AOCI	685	—	(1,177)	(492)
Net current-period other comprehensive income	4,550	739	1,475	6,764
Balance, June 30, 2024	$(65,365)	$5,250	$1,980	$(58,135)

Balance, December 31, 2024	$(73,350)	$—	$588	$(72,762)
Other comprehensive (loss) income before reclassifications	15,521	—	(40)	15,481
Amounts reclassified from AOCI	142	—	(418)	(276)
Net current-period other comprehensive income (loss)	15,663	—	(458)	15,205
Balance, June 30, 2025	$(57,687)	$—	$130	$(57,557)
The following table presents reclassifications out of AOCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Investment securities gains, net	$—	$(33)	$(33)	$(69)
Interest income	55	104	223	986
Interest expense	(280)	(787)	(559)	(1,575)
Income tax benefit	57	181	93	166
Net of tax	$(168)	$(535)	$(276)	$(492)

17.    Subsequent Events
On July 22, 2025, the board of directors of the Company declared a cash dividend of $0.2425 per share, payable on September 16, 2025 to shareholders of record as of the close of business on September 2, 2025.
On July 30, 2025 (the "Redemption Date") the Company redeemed the entire $65.0 million outstanding principal amount of the Company's 5.75% Fixed-to-Floating Rate Subordinated Notes due 2030 (the "2030 Notes") and recorded a loss on the extinguishment of debt of $0.7 million. The 2030 Notes were redeemed pursuant to the terms of that certain Indenture, dated as of July 28, 2020, between the Company and U.S. Bank National Association, as trustee (the "Trustee"), at a redemption price equal to 100% of the aggregate principal amount of the 2030 Notes, plus accrued and unpaid interest thereon to, but excluding, the Redemption Date (the "Redemption Price"). As provided in the notice of redemption, dated June 24, 2025, previously provided to the holders of the 2030 Notes, each such holder is entitled to receive the Redemption Price upon surrender of the 2030 Notes to the Trustee. To complete the redemption, the Company utilized a combination of cash on hand and proceeds from a $50.0 million senior term note that closed on July 29, 2025 and is included as an appendix within the Amended and Restated Credit Agreement ("Restated Credit Agreement"). The senior term note is structured as a 5-year maturity, 7-year amortization facility, and bears interest at a floating rate of 1-month term SOFR plus 1.75%. The Restated Credit Agreement also extended the maturity of the $25.0 million revolving commitment to September 30, 2026.
On April 27, 2023, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. Since April 28, 2023 and through August 1, 2025, the Company has repurchased 126,712 shares of common stock, leaving $11.5 million available to be repurchased. The program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The program may be suspended or terminated at any time and, even if fully implemented, the program may not enhance long-term shareholder value.
The Company has evaluated events that have occurred subsequent to June 30, 2025, and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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
•effects on the U.S. economy resulting from the implementation of proposed policies and executive orders, including the imposition of tariffs, changes in immigration policy, changes to regulatory or other governmental agencies, DEI and ESG initiative trends, changes in consumer protection policies, and changes in foreign policy and tax regulations;
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
•our ability to adapt successfully to technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
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
The Bank is focused on delivering relationship-based banking products and services to its customers. The Bank offers commercial, real estate, agricultural, credit card, and consumer loans as well as transaction, savings, and time deposit accounts. Complementary to our loan and deposit products, the Bank provides products and services including treasury management, Zelle, online and mobile banking, credit and debit cards, ATMs, and safe deposit boxes. The Bank also provides expertise in specialty business lines, such as: public finance, sponsor finance, SBA, and agri-business. The Bank also offers wealth management services including the administration of estates, trusts, and conservatorships, as well as financial planning, investment advisory, and brokerage services (the latter of which is provided through an arrangement with a third-party registered broker-dealer).
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025. Results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended June 30, 2025 of $10.0 million, a decrease of $5.8 million, compared to net income of $15.8 million for the three months ended June 30, 2024, with diluted earnings per share of $0.48 and $1.00 for the three months ended June 30, 2025 and 2024, respectively. Adjusted earnings (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) for the three months ended June 30, 2025 were $10.2 million, compared to $8.1 million for the three months ended June 30, 2024, with adjusted earnings per share (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) of $0.49 and $0.52 for the three months ended June 30, 2025 and 2024, respectively.
For the six months ended June 30, 2025, the Company reported net income of $25.1 million, an increase of $6.0 million, compared to net income of $19.1 million for the six months ended June 30, 2024, with diluted earnings per share of $1.20 and $1.21 for the six months ended June 30, 2025 and 2024, respectively. Adjusted earnings (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) for the six months ended June 30, 2025 were $25.5 million, compared to $12.6 million for the six months ended June 30, 2024, with adjusted earnings per share (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) of $1.22 and $0.80 for the six months ended June 30, 2025 and 2024, respectively.
The periods as of and for the three and six months ended June 30, 2025 were also highlighted by the following results:

Balance Sheet:
•Total assets decreased to $6.16 billion at June 30, 2025 from $6.24 billion at December 31, 2024, primarily driven by lower cash and security volumes, partially offset by higher loan volumes.
•Total debt securities AFS at June 30, 2025 were $1.24 billion, as compared to $1.33 billion at December 31, 2024.
•Gross loans held for investment increased $63.0 million, from $4.33 billion at December 31, 2024 to $4.39 billion at June 30, 2025, primarily due to organic loan growth and higher line of credit usage, partially offset by the reclassification of $11.0 million of credit card receivables to loans held for sale in the first quarter of 2025.

•Nonperforming assets increased $15.4 million, from $25.2 million at December 31, 2024, to $40.6 million at June 30, 2025. This increase was primarily due to a single $24.0 million CRE office credit, partially offset by the sale of a $3.9 million CRE office credit.
•The allowance for credit losses was $65.8 million, or 1.50% of total loans, at June 30, 2025, compared with $55.2 million, or 1.28% of total loans, at December 31, 2024. The increase in the ACL primarily reflected the specific reserve established in connection with the single CRE office credit discussed previously.
•Total deposits decreased $89.9 million, from $5.48 billion at December 31, 2024, to $5.39 billion at June 30, 2025.
•There were no short-term borrowings at June 30, 2025, compared to $3.2 million of short-term borrowings at December 31, 2024. Long-term debt decreased to $112.3 million at June 30, 2025, from $113.4 million at December 31, 2024.
•The Company was well-capitalized with a total risk-based capital ratio of 14.44% at June 30, 2025.

Income Statement:
Three Months Ended June 30, 2025 and 2024:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $51.2 million for the second quarter of 2025, an increase of $13.5 million, from $37.7 million in the second quarter of 2024. The increase in tax equivalent net interest income was due primarily to an increase of $2.5 million in investment securities interest income, a $0.7 million increase in loan interest income, and a decrease in interest expense on borrowed funds and interest-bearing deposits of $5.7 million and $3.3 million, respectively.
•Credit loss expense of $11.9 million was recorded during the second quarter of 2025, compared to credit loss expense of $1.3 million recorded in the second quarter of 2024. Credit loss expense in the second quarter of 2025 primarily reflected the specific reserve established in connection with the single CRE office credit previously discussed.
•Noninterest income decreased $11.3 million, from $21.6 million in the second quarter of 2024, to $10.2 million in the second quarter of 2025, primarily due to the decline in other revenue stemming from the $11.1 million gain realized in connection with the sale of our Florida banking operations in the second quarter of 2024.
•Noninterest expense in the second quarter of 2025 was stable at $35.8 million when compared to the second quarter of 2024.
Six Months Ended June 30, 2025 and 2024:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $99.7 million for the six months ended June 30, 2025, an increase of $26.0 million from the six months ended June 30, 2024. The increase in tax equivalent net interest income was due primarily to an increase of $5.2 million in interest income earned from investment securities, coupled with an increase of $2.3 million in loan interest income. Also contributing to the increase were declines in interest expense on borrowed funds and interest bearing deposits of $11.0 million and $5.5 million, respectively.
•Credit loss expense of $13.6 million was recorded in the first six months of 2025, as compared to credit loss expense of $6.0 million for the first six months of 2024. Credit loss expense in the first six months of 2025 primarily reflected the specific reserve established in connection with the single CRE office credit previously discussed.
•Noninterest income decreased $10.9 million, from $31.3 million for the six months ended June 30, 2024, to $20.4 million in the first six months of 2025, primarily due to the decline in other revenue stemming from the $11.1 million gain realized in connection with the sale of our Florida banking operations in the second quarter of 2024.
•Noninterest expense increased $0.7 million, from $71.3 million for the six months ended June 30, 2024, to $72.1 million in the first six months of 2025, and was largely driven by increases of $1.6 million and $0.3 million in other expense and compensation and employee benefits, respectively. Those increases were partially offset by lower intangible amortization, foreclosed assets, net costs, and FDIC insurance costs, which decreased $0.6 million, $0.3 million, and $0.2 million, respectively.
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

RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended June 30, 2025 and June 30, 2024
Summary

	As of or for the Three Months Ended June 30,
(in thousands, except per share amounts)	2025	2024
Net Interest Income	$49,982	$36,347
Noninterest Income	10,249	21,554
Total Revenue, Net of Interest Expense	60,231	57,901
Credit Loss Expense	11,889	1,267
Noninterest Expense	35,767	35,761
Income Before Income Tax Expense	12,575	20,873
Income Tax Expense	2,595	5,054
Net Income	9,980	15,819
Adjusted Earnings(1)	$10,176	$8,132
Diluted Earnings Per Share	$0.48	$1.00
Adjusted Earnings Per Share(1)	0.49	0.52

Return on Average Assets	0.65%	0.95%
Return on Average Equity	6.81	11.91
Return on Average Tangible Equity(1)	8.84	15.74
Efficiency Ratio(1)	56.20	56.29
Dividend Payout Ratio	50.52	24.25
Common Equity Ratio	9.56	8.25
Tangible Common Equity Ratio(1)	8.19	6.88
Book Value per Share	$28.36	$34.44
Tangible Book Value per Share(1)	23.92	28.27
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

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$4,370,196	$63,298	5.81%	$4,419,697	$62,581	5.69%
Taxable investment securities	1,168,048	12,928	4.44	1,520,253	9,228	2.44
Tax-exempt investment securities (2)(4)	102,792	859	3.35	322,092	2,040	2.55
Total securities held for investment (2)	1,270,840	13,787	4.35	1,842,345	11,268	2.46
Other	104,628	1,517	5.82	20,452	242	4.76
Total interest earning assets (2)	$5,745,664	$78,602	5.49%	$6,282,494	$74,091	4.74%
Other assets	426,985			431,079
Total assets	$6,172,649			$6,713,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,221,266	$2,101	0.69%	$1,297,356	$3,145	0.97%
Money market deposits	986,029	6,057	2.46	1,072,688	7,821	2.93
Savings deposits	843,223	3,161	1.50	738,773	2,673	1.46
Time deposits	1,436,301	14,346	4.01	1,470,956	15,303	4.18
Total interest bearing deposits	4,486,819	25,665	2.29	4,579,773	28,942	2.54
Securities sold under agreements to repurchase	896	1	0.45	5,300	10	0.76
Other short-term borrowings	—	18	—	442,546	5,399	4.91
Total short-term borrowings	896	19	8.51	447,846	5,409	4.86
Long-term debt	112,035	1,754	6.28	120,256	2,078	6.95
Total borrowed funds	112,931	1,773	6.30	568,102	7,487	5.30
Total interest bearing liabilities	$4,599,750	$27,438	2.39%	$5,147,875	$36,429	2.85%

Noninterest bearing deposits	912,097			935,151
Other liabilities	73,094			96,553
Shareholders’ equity	587,708			533,994
Total liabilities and shareholders’ equity	$6,172,649			$6,713,573
Net interest income (2)		$51,164			$37,662
Net interest spread(2)			3.10%			1.89%
Net interest margin(2)			3.57%			2.41%

Total deposits(5)	$5,398,916	$25,665	1.91%	$5,514,924	$28,942	2.11%
Cost of funds(6)			2.00%			2.41%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent). The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $272 thousand and $337 thousand for the three months ended June 30, 2025 and June 30, 2024, respectively. Loan purchase discount accretion was $1.1 million and $1.3 million for the three months ended June 30, 2025 and June 30, 2024, respectively. Tax equivalent adjustments were $1.0 million and $938 thousand for the three months ended June 30, 2025 and June 30, 2024, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $160 thousand and $377 thousand for the three months ended June 30, 2025 and June 30, 2024, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended June 30,
	2025 Compared to 2024
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(668)	$1,385	$717
Taxable investment securities	(2,526)	6,226	3,700
Tax-exempt investment securities (1)	(1,688)	507	(1,181)
Total securities held for investment (1)	(4,214)	6,733	2,519
Other	1,210	65	1,275
Change in interest income (1)	(3,672)	8,183	4,511
Increase (decrease) in interest expense:
Interest checking deposits	(176)	(868)	(1,044)
Money market deposits	(591)	(1,173)	(1,764)
Savings deposits	408	80	488
Time deposits	(351)	(606)	(957)
Total interest-bearing deposits	(710)	(2,567)	(3,277)
Securities sold under agreements to repurchase	(6)	(3)	(9)
Other short-term borrowings	(5,381)	—	(5,381)
Total short-term borrowings	(5,387)	(3)	(5,390)
Long-term debt	(134)	(190)	(324)
Total borrowed funds	(5,521)	(193)	(5,714)
Change in interest expense	(6,231)	(2,760)	(8,991)
Change in net interest income	$2,559	$10,943	$13,502
Percentage increase in net interest income over prior period			35.9%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the second quarter of 2025 was $51.2 million, an increase of $13.5 million, or 35.9%, compared to $37.7 million for the second quarter of 2024. The increase in tax equivalent net interest income in the second quarter of 2025 compared to the second quarter of 2024 was partially due to an increase of $2.5 million, or 22.4%, in interest income earned from investment securities, which stemmed from higher asset yields, partially offset by lower volumes of securities. The increase was also due to an increase of $0.7 million, or 1.1%, in loan interest income stemming from higher yields, partially offset by a decrease in loan volume, an increase of $1.3 million in other interest income, coupled with decreases in interest expense on borrowed funds and interest bearing deposits of $5.7 million and $3.3 million, respectively, stemming from lower costs and volumes.
The tax equivalent net interest margin for the second quarter of 2025 improved to 3.57% from 2.41% in the second quarter of 2024, driven by higher earning asset yields and lower interest bearing liability costs. Total earning asset yield increased 75 basis points ("bps") from the second quarter of 2024, primarily due to increases of 189 bps, 12 bps, and 106 bps in total investment securities, loan, and other interest earning assets yields, respectively. Interest bearing liability costs decreased 46 bps to 2.39%, due to long-term debt costs of 6.28% and interest bearing deposit costs of 2.29%, which decreased 67 bps and 25 bps, respectively, from the second quarter of 2024.
Credit Loss Expense
Credit loss expense of $11.9 million was recorded during the second quarter of 2025, compared to $1.3 million of credit loss expense recorded in the second quarter of 2024. Credit loss expense in the second quarter of 2025 primarily reflected the specific reserve established in connection with a single $24.0 million CRE office credit previously discussed, offset by a reduction of $0.2 million in the reserve for unfunded loan commitments. Net charge-offs were $0.2 million in the second quarter of 2025, compared to net charge-offs of $0.5 million in the second quarter of 2024. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) national unemployment; (2) year-to-year change in national retail sales; (3) year-to-year change in CRE index; and (4) year-to-year change in U.S. GDP. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Investment services and trust activities	$3,705	$3,504	$201	5.7%
Service charges and fees	2,190	2,156	34	1.6
Card revenue	1,934	1,907	27	1.4
Loan revenue	1,417	1,525	(108)	(7.1)
Bank-owned life insurance	677	668	9	1.3
Investment securities gains, net	—	33	(33)	(100.0)
Other	326	11,761	(11,435)	(97.2)
Total noninterest income	$10,249	$21,554	$(11,305)	(52.4)%

Total noninterest income for the second quarter of 2025 decreased $11.3 million to $10.2 million, from $21.6 million in the second quarter of 2024, primarily due to the decline in other revenue stemming from the $11.1 million gain realized in connection with the sale of our Florida banking operations in the second quarter of 2024. Also contributing to the decline in noninterest income was a $0.4 million unfavorable change in the fair value of our mortgage servicing rights, which is included in loan revenue, and a decline of $0.4 million in swap origination fee income, which is recorded in other revenue. Partially offsetting these declines was an increase of $0.2 million in investment services and trust activities revenue, driven by higher assets under administration.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Compensation and employee benefits	$21,011	$20,985	$26	0.1%
Occupancy expense of premises, net	2,540	2,435	105	4.3
Equipment	2,550	2,530	20	0.8
Legal and professional	2,153	2,253	(100)	(4.4)
Data processing	1,486	1,645	(159)	(9.7)
Marketing	762	636	126	19.8
Amortization of intangibles	1,252	1,593	(341)	(21.4)
FDIC insurance	851	1,051	(200)	(19.0)
Communications	161	191	(30)	(15.7)
Foreclosed assets, net	83	138	(55)	(39.9)
Other	2,918	2,304	614	26.6
Total noninterest expense	$35,767	$35,761	$6	—%

The following table summarizes acquisition and divestiture-related expenses incurred during the three months ended June 30, 2025 and June 30, 2024, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended June 30,
Merger-related expenses:	2025	2024
(in thousands)
Compensation and employee benefits	$—	$73
Equipment	—	28
Legal and professional	—	462
Data processing	—	251
Communications	—	8
Other	—	32
Total merger-related expenses	$—	$854
Noninterest expense for the second quarter of 2025 compared to the second quarter in the prior year was stable at $35.8 million. The $0.6 million increase in other noninterest expense stemmed primarily from customer deposits costs. Further, excluding merger-related expenses, legal and professional costs increased $0.4 million due primarily to higher litigation-related legal expenses. Those increases were partially offset by lower intangible amortization and FDIC insurance costs, which decreased $0.3 million and $0.2 million, respectively.
Income Tax Expense
Our effective income tax rate, or income tax expense divided by income before income tax expense, was 20.6% for the three months ended June 30, 2025 and 24.2% for the three months ended June 30, 2024. The effective tax rate for the full year 2025 is expected to be in the range of 22% to 23%.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the impact of the OBBBA on its business and operations; however, it is not expected to have a material impact on the Company's consolidated financial statements.
Comparison of Operating Results for the Six Months Ended June 30, 2025 and June 30, 2024
Summary

	As of and for the Six Months Ended June 30,
(dollars in thousands, except per share amounts)	2025	2024
Net Interest Income	$97,421	$71,078
Noninterest Income	20,385	31,304
Total Revenue, Net of Interest Expense	117,806	102,382
Credit Loss Expense	13,576	5,956
Noninterest Expense	72,060	71,326
Income Before Income Tax Expense	32,170	25,100
Income Tax Expense	7,052	6,012
Net Income	25,118	19,088
Adjusted Earnings(1)	$25,479	$12,621
Diluted Earnings Per Share	$1.20	$1.21
Adjusted Earnings Per Share(1)	1.22	0.80

Return on Average Assets	0.82%	0.58%
Return on Average Equity	8.74	7.23
Return on Average Tangible Equity(1)	11.24	9.98
Efficiency Ratio (1)	57.75	62.83
Dividend Payout Ratio	40.08	40.08
Common Equity Ratio	9.56	8.25
Tangible Common Equity Ratio(1)	8.19	6.88
Book Value per Share	$28.36	$34.44
Tangible Book Value per Share(1)	23.92	28.27
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

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$4,330,659	$123,741	5.76%	$4,358,957	$121,448	5.60%
Taxable investment securities	1,187,836	26,255	4.46	1,538,928	18,688	2.44
Tax-exempt investment securities (2)(4)	104,170	1,724	3.34	325,414	4,137	2.56
Total securities held for investment (2)	1,292,006	27,979	4.37	1,864,342	22,825	2.46
Other	114,327	2,764	4.88	25,529	660	5.20
Total interest-earning assets (2)	$5,736,992	$154,484	5.43%	$6,248,828	$144,933	4.66%
Other assets	433,617			425,648
Total assets	$6,170,609			$6,674,476

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,230,873	$4,228	0.69%	$1,299,413	$6,035	0.93%
Money market deposits	994,340	12,390	2.51	1,087,616	15,886	2.94
Savings deposits	839,498	6,218	1.49	716,458	4,720	1.32
Time deposits	1,417,054	28,313	4.03	1,458,969	30,027	4.14
Total interest-bearing deposits	4,481,765	51,149	2.30	4,562,456	56,668	2.50
Securities sold under agreements to repurchase	1,795	6	0.67	5,315	21	0.79
Other short-term borrowings	—	38	—	426,036	10,363	4.89
Total short-term borrowings	1,795	44	4.94	431,351	10,384	4.84
Long-term debt	112,696	3,545	6.34	121,761	4,181	6.91
Total borrowed funds	114,491	3,589	6.32	553,112	14,565	5.30
Total interest-bearing liabilities	$4,596,256	$54,738	2.40%	$5,115,568	$71,233	2.80%

Noninterest bearing deposits	917,103			935,564
Other liabilities	77,662			92,581
Shareholders' equity	579,588			530,763
Total liabilities and shareholders' equity	$6,170,609			$6,674,476
Net interest income (2)		$99,746			$73,700
Net interest spread(2)			3.03%			1.86%
Net interest margin (2)			3.51%			2.37%

Total deposits(5)	$5,398,868	$51,149	1.91%	$5,498,020	$56,668	2.07%
Cost of funds(6)			2.00%			2.37%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $528 thousand and $574 thousand for the six months ended June 30, 2025 and June 30, 2024, respectively. Loan purchase discount accretion was $2.3 million and $2.4 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Tax equivalent adjustments were $2.0 million and $1.9 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $0.3 million and $0.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The federal statutory tax rate utilized was 21%.

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

	Six Months Ended June 30,
	2025 Compared to 2024
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$(856)	$3,149	$2,293
Taxable investment securities	(5,026)	12,593	7,567
Tax-exempt investment securities(1)	(3,405)	992	(2,413)
Total securities held for investment(1)	(8,431)	13,585	5,154
Other	2,148	(44)	2,104
Change in interest income (1)	(7,139)	16,690	9,551
Increase (decrease) in interest expense:
Interest checking deposits	(307)	(1,500)	(1,807)
Money market deposits	(1,292)	(2,204)	(3,496)
Savings deposits	856	642	1,498
Time deposits	(891)	(823)	(1,714)
Total interest-bearing deposits	(1,634)	(3,885)	(5,519)
Securities sold under agreements to repurchase	(12)	(3)	(15)
Other short-term borrowings	(10,325)	—	(10,325)
Total short-term borrowings	(10,337)	(3)	(10,340)
Long-term debt	(302)	(334)	(636)
Total borrowed funds	(10,639)	(337)	(10,976)
Change in interest expense	(12,273)	(4,222)	(16,495)
Change in net interest income	$5,134	$20,912	$26,046
Percentage decrease in net interest income over prior period			35.3%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the six months ended June 30, 2025 was $99.7 million, an increase of $26.0 million, or 35.3%, compared to $73.7 million for the six months ended June 30, 2024. This increase in tax equivalent net interest income was due to an increase of $5.2 million, or 22.6%, in interest income earned from investment securities, which stemmed from higher asset yields, partially offset by lower volumes of securities. The increase was also due to an increase of $2.3 million, or 1.9%, in loan interest income stemming from higher yields, partially offset by a decrease in loan volume, an increase of $2.1 million in other interest income, coupled with decreases in interest expense on borrowed funds and interest bearing deposits of $11.0 million and $5.5 million, respectively, stemming from lower costs and volumes in all interest expense categories, except savings deposits.

The tax equivalent net interest margin for the six months ended June 30, 2025 was 3.51%, or 114 bps higher than the tax equivalent net interest margin of 2.37% for the six months ended June 30, 2024. Total earning asset yield increased 77 bps compared to the six months ended June 30, 2024, primarily due to increases of 191 bps and 16 bps in total investment securities and loan yields, respectively. Interest bearing liability costs decreased 40 bps to 2.40%, due to long-term debt costs of 6.34% and interest bearing deposit costs of 2.30%, which decreased 57 bps and 20 bps, respectively, compared to the six months ended June 30, 2024.
Credit Loss Expense
Credit loss expense of $13.6 million was recorded in the first six months of 2025, as compared to credit loss expense of $6.0 million for the first six months of 2024. Credit loss expense in the first six months of 2025 primarily reflected the specific reserve established in connection with a single $24.0 million CRE office credit previously discussed, offset by a reduction of $0.3 million in the reserve for unfunded loan commitments. Net charge-offs in the first six months of 2025 were $3.3 million, as compared to net charge-offs of $0.7 million in the first six months of 2024. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) national unemployment; (2) year-to-year change in national retail sales; (3) year-to-year change in CRE index; and (4) year-to-year change in U.S. GDP. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Investment services and trust activities	$7,249	$7,007	$242	3.5%
Service charges and fees	4,321	4,300	21	0.5
Card revenue	3,678	3,850	(172)	(4.5)
Loan revenue	2,611	2,381	230	9.7
Bank-owned life insurance	1,734	1,328	406	30.6
Investment securities gains, net	33	69	(36)	(52.2)
Other	759	12,369	(11,610)	(93.9)
Total noninterest income	$20,385	$31,304	$(10,919)	(34.9)%
Total noninterest income for the first six months of 2025 decreased $10.9 million to $20.4 million, from $31.3 million during the same period of 2024, primarily due to the decline in other revenue stemming from the $11.1 million gain realized in connection with the sale of our Florida banking operations in the second quarter of 2024, coupled with a $0.5 million decrease in swap origination fee income. Partially offsetting these decreases were increases of $0.4 million, $0.2 million, and $0.2 million in BOLI, investment services and trust activities, and loan revenue, respectively. The increase in BOLI was due primarily to a death benefit recognized in the first quarter of 2025. The increase in investment services and trust activities revenue was driven by higher assets under administration. The increase in loan revenue was due primarily to a $0.4 million increase in SBA gain on sale revenue, partially offset by an unfavorable change in the fair value of our mortgage servicing rights.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Compensation and employee benefits	$42,223	$41,915	$308	0.7%
Occupancy expense of premises, net	5,128	5,248	(120)	(2.3)
Equipment	4,976	5,130	(154)	(3.0)
Legal and professional	4,379	4,312	67	1.6
Data processing	3,184	3,005	179	6.0
Marketing	1,314	1,234	80	6.5
Amortization of intangibles	2,660	3,230	(570)	(17.6)
FDIC insurance	1,768	1,993	(225)	(11.3)
Communications	320	387	(67)	(17.3)
Foreclosed assets, net	157	496	(339)	(68.3)
Other	5,951	4,376	1,575	36.0
Total noninterest expense	$72,060	$71,326	$734	1.0%
The following table summarizes the acquisition and divestiture-related expenses incurred during the six months ended June 30, 2025 and June 30, 2024, which are included in the respective income statement line items, for the periods indicated:

Merger-related expenses:	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Compensation and employee benefits	$—	$314
Occupancy expense of premises, net	—	152
Equipment	—	177
Legal and professional	40	1,035
Data processing	—	312
Marketing	—	32
Communications	—	9
Other	—	137
Total merger-related expenses	$40	$2,168
Noninterest expense for the six months ended June 30, 2025 was $72.1 million, an increase of $0.7 million, or 1.0%, from $71.3 million for the six months ended June 30, 2024 and was largely driven by increases of $1.6 million and $0.3 million in other expense and compensation and employee benefits, respectively. The increase in other expense stemmed primarily from customer deposit costs. The increase in compensation and employee benefits was primarily driven by annual compensation adjustments, increased incentives and commission and employee benefits expenses, partially offset by the receipt of $1.1 million from Employee Retention Credit claims. Further, excluding merger-related expenses, legal and professional costs increased $1.1 million due primarily to higher litigation-related legal expenses, coupled with increases in consulting and audit fees. Those increases were partially offset by lower intangible amortization, foreclosed assets, net costs, and FDIC insurance costs, which decreased $0.6 million, $0.3 million, and $0.2 million, respectively.
Income Tax Expense
Our effective income tax rate, or income tax expense divided by income before tax expense, was 21.9% for the first six months of 2025, compared to an effective tax rate of 24.0% for the first six months of 2024. The effective tax rate for the full year 2025 is expected to be in the range of 22 to 23%.
On July 4, 2025, the OBBBA was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the impact of the OBBBA on its business and operations; however, it is not expected to have a material impact on the Company's consolidated financial statements.
FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$169,445	$204,895	$(35,450)	(17.3)%
Loans held for sale	16,812	749	16,063	n/m
Debt securities available for sale at fair value	1,235,045	1,328,433	(93,388)	(7.0)
Loans held for investment, net of unearned income	4,381,188	4,315,627	65,561	1.5
Allowance for credit losses	(65,800)	(55,200)	(10,600)	19.2
Total loans held for investment, net	4,315,388	4,260,427	54,961	1.3
Other assets	424,083	441,825	(17,742)	(4.0)
Total assets	$6,160,773	$6,236,329	$(75,556)	(1.2)%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,388,098	$5,477,982	$(89,884)	(1.6)%
Total borrowings	112,320	116,562	(4,242)	(3.6)
Other liabilities	71,315	82,089	(10,774)	(13.1)
Total shareholders' equity	589,040	559,696	29,344	5.2
Total liabilities and shareholders' equity	$6,160,773	$6,236,329	$(75,556)	(1.2)%

n/m - Not Meaningful
Debt Securities
The composition of debt securities available for sale as of the dates indicated was as follows:

	June 30, 2025		December 31, 2024
(in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Treasuries	$35,881	2.9%	$50,399	3.8%
U.S. Government agencies and corporations	15,014	1.2	9,941	0.7
States and political subdivisions	125,855	10.2	135,720	10.2
Mortgage-backed securities	305,844	24.8	323,439	24.3
Collateralized loan obligations	33,789	2.7	48,869	3.7
Collateralized mortgage obligations	605,964	49.1	646,109	48.7
Corporate debt securities	112,698	9.1	113,956	8.6
Fair value of debt securities available for sale	$1,235,045	100.0%	$1,328,433	100.0%
Total investment securities at June 30, 2025 decreased $93.4 million, or 7.03%, from December 31, 2024 to $1.24 billion. This decrease stemmed from principal cash flows received from scheduled payments, calls, and maturities. As of June 30, 2025, there was $2.9 million of gross unrealized gains and $80.7 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $77.7 million.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.

Loans
The composition of our loan portfolio by type of loan was as follows, as of the dates indicated:

	June 30, 2025		December 31, 2024
(in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$128,717	2.9%	$119,051	2.8%
Commercial and industrial	1,226,265	28.0	1,126,813	26.1
Commercial real estate	2,313,074	52.8	2,344,681	54.2
Residential real estate	656,641	15.0	656,382	15.3
Consumer	56,491	1.3	68,700	1.6
Loans held for investment, net of unearned income	$4,381,188	100.0%	$4,315,627	100.0%
Loans held for sale	$16,812		$749
Loans held for investment, net of unearned income, at June 30, 2025, increased $65.6 million, or 1.5%, from December 31, 2024 to $4.38 billion, primarily driven by organic loan growth and higher line of credit usage, partially offset by a decline due to the reclassification of $11.0 million of credit card receivables to loans held for sale in the first quarter of 2025. Management expects the credit card portfolio sale to close in the fourth quarter of 2025. Our loan to deposit ratio increased to 81.31% as of June 30, 2025, as compared to 78.78% as of December 31, 2024. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.07 billion and $1.08 billion as of June 30, 2025 and December 31, 2024, respectively.
The composition of our CRE loan portfolio as of June 30, 2025 was as follows:

(in thousands)	Amount	% of Total Loans
Construction & Development	$280,918	6.4%
Farmland	186,494	4.3
Multifamily	438,193	10.0
CRE Other:
NOO CRE Office	126,900	2.9
OO CRE Office	72,348	1.7
Industrial and Warehouse	421,025	9.6
Retail	299,442	6.8
Hotel	121,383	2.8
Other	366,371	8.4
Total CRE	$2,313,074	52.8%

Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans held for investment	$36,721	$21,705
Accruing loans contractually past due 90 days or more	471	142
Total nonperforming loans	37,192	21,847
Foreclosed assets, net	3,414	3,337
Total nonperforming assets	40,606	25,184

Nonaccrual loans ratio (1)	0.84%	0.50%
Nonperforming loans ratio (2)	0.85%	0.51%
Nonperforming assets ratio (3)	0.66%	0.40%
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
Compared to December 31, 2024, nonperforming loans and asset ratios increased 34 and 26 bps, respectively, primarily due to a single $24.0 million CRE office credit, partially offset by the sale of a $3.9 million CRE office credit.
Loan Review and Classification Process for Agricultural, Commercial and Industrial, and Commercial Real Estate Loans
The Bank maintains a loan review and classification process which involves multiple officers of the Bank and is designed to assess the general quality of credit underwriting and to promote early identification of potential problem loans. All commercial and agricultural loan officers are charged with the responsibility of risk rating all loans in their portfolios and updating the ratings, positively or negatively, on an ongoing basis as conditions warrant. Risk ratings are selected from a 9-point scale with ratings as follows: ratings 1- 5 Satisfactory (pass), rating 6 Special Mention (potential weakness), rating 7 Substandard (well-defined weakness), rating 8 Doubtful, and rating 9 Loss.
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

Through the review of delinquency reports, updated financial statements or other relevant information, the lending officer and/or loan review personnel may determine that a loan relationship has weakened to the point that either a Special Mention (risk rating 6) or Classified (risk ratings 7 through 9) rating is warranted. At least quarterly, the loan strategy committee meets to discuss Special Mention rated credits with total relationship exposure of $1.0 million and above, Substandard or worse rated credits with total relationship exposure of $500 thousand and above, as well as non-accrual credits with total relationships exposure of $250 thousand and above. Loan relationships outside these designated thresholds are reviewed upon request. The lending officer is charged with preparing a loan strategy summary worksheet that outlines the background of the credit problem, current repayment status of the loans, current collateral evaluation and a workout plan of action. This plan may include goals to improve the credit rating, assist the borrower in moving the loans to another institution and/or collateral liquidation. All such reports are presented to the loan strategy committee. Further, a report on all Pass (risk rating 5) loans with total exposure of $2.0 million and above is made verbally to the loan strategy committee, with loan relationships outside this threshold being reviewed upon request. The minutes of the loan strategy committee meetings are provided to the board of directors of the Bank.

Depending upon the individual facts and circumstances and the result of the loan strategy review process, loan officers and/or loan review personnel may categorize a loan relationship as requiring an individual analysis. Once that determination has occurred, the credit analyst will complete an individually analyzed worksheet that contains an evaluation of the collateral (for collateral-dependent loans) based upon the estimated collateral value, adjusting for current market conditions and other local factors that may affect collateral value. Loan review personnel may also complete an independent individual analysis when deemed necessary. These judgmental evaluations may produce an initial specific reserve for recognition in the Company’s allowance for credit losses calculation. An analysis for the underlying collateral value of each individually analyzed loan relationship is completed in the last month of the quarter. The individually analyzed worksheets are reviewed by the Credit Administration department prior to quarter-end. The board of directors of the Bank on a quarterly basis reviews the special mention/classified reports including changes in credit grades of 6 or higher as well as all individually analyzed loans, the related allowances and foreclosed assets, net.

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
•Term extension.

For the three months ended June 30, 2025, the amortized cost of the loans that were modified to borrowers in financial distress was $3.6 million, which represented 0.08% of total loans held for investment, net of unearned income. For the six months ended June 30, 2025, the amortized cost of the loans that were modified to borrowers in financial distress was $4.7 million, which represented 0.11% of total loans held for investment, net of unearned income.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segment compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	June 30, 2025		December 31, 2024
(in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$419	2.9%	$249	2.8%
Commercial and industrial	22,768	28.0	21,040	26.1
Commercial real estate	36,076	52.8	27,641	54.2
Residential real estate	5,266	15.0	4,929	15.3
Consumer	1,271	1.3	1,341	1.6
Total	$65,800	100.0%	$55,200	100.0%

Allowance for credit losses ratio(1)	1.50%		1.28%
Allowance for credit losses to nonaccrual loans ratio(2)	179.19%		254.32%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.

The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	Three Months Ended June 30, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended June 30, 2025
Charge-offs	$(27)	$(83)	$(1)	$(33)	$(297)	$(441)
Recoveries	1	27	170	9	45	252
Net (charge-offs) recoveries	$(26)	$(56)	$169	$(24)	$(252)	$(189)

Net (charge-off) recovery ratio(1)	—%	(0.01)%	0.02%	—%	(0.02)%	(0.02)%

For the Three Months Ended June 30, 2024
Charge-offs	$—	$(469)	$—	$(56)	$(260)	$(785)
Recoveries	—	223	6	4	28	261
Net (charge-offs) recoveries	$—	$(246)	$6	$(52)	$(232)	$(524)

Net (charge-off) recovery ratio(1)	—%	(0.02)%	—%	—%	(0.02)%	(0.05)%

	Six Months Ended June 30, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Six Months Ended June 30, 2025
Charge-offs	$(27)	$(186)	$(2,636)	$(72)	$(675)	$(3,596)
Recoveries	2	54	175	13	76	320
Net (charge-offs) recoveries	$(25)	$(132)	$(2,461)	$(59)	$(599)	$(3,276)

Net (charge-off) recovery ratio(1)	—%	(0.01)%	(0.11)%	—%	(0.03)%	(0.15)%

For the Six Months Ended June 30, 2024
Charge-offs	$(4)	$(768)	$(35)	$(75)	$(550)	$(1,432)
Recoveries	355	269	14	13	68	719
Net (charge-offs) recoveries	$351	$(499)	$(21)	$(62)	$(482)	$(713)

Net (charge-off) recovery ratio(1)	0.02%	(0.02)%	—%	—%	(0.02)%	(0.03)%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of June 30, 2025 was $65.8 million, which was 1.50% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $55.2 million as of December 31, 2024, which was 1.28% of loans held for investment, net of unearned income as of that date. The increase in the ACL primarily reflected the specific reserve established in connection with the single CRE office credit previously discussed. The liability for off-balance sheet credit exposures totaled $4.3 million as of June 30, 2025 and $4.6 million as of December 31, 2024, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $13.9 million for the six months ended June 30, 2025, compared to credit loss expense related to loans of $5.1 million for the six months ended June 30, 2024. Gross charge-offs for the first six months of 2025 totaled $3.6 million, while there were $0.3 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first six months of 2025 was 0.15% compared to 0.03% for the six months ended June 30, 2024.
Economic Forecast: At June 30, 2025, the economic forecast used by the Company showed the following: (1) national unemployment - increases over the next four forecasted quarters; (2) year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) year-to-year change in CRE index - increases over the next two forecasted quarters, with decreases in the third and fourth forecasted quarters; and (4) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
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
Management believed that, as of June 30, 2025, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of June 30, 2025		As of December 31, 2024
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$910,693	16.9%	$951,423	17.4%
Interest checking deposits	1,206,096	22.5	1,258,191	22.9
Money market deposits	971,048	18.0	1,053,988	19.2
Savings deposits	851,636	15.8	820,549	15.0
Total non-maturity deposits	3,939,473	73.2	4,084,151	74.5
Time deposits of $250 and under	837,302	15.5	826,793	15.1
Brokered deposits	200,000	3.7	200,000	3.7
Time deposits over $250	411,323	7.6	367,038	6.7
Total time deposits	$1,448,625	26.8%	$1,393,831	25.5%
Total deposits	$5,388,098	100.0%	$5,477,982	100.0%
Deposits as of June 30, 2025 decreased $89.9 million from December 31, 2024, or 1.6%, to $5.39 billion. Brokered time deposits were $200.0 million at June 30, 2025 and December 31, 2024. Core deposits, which include the total of all deposits other than time deposits greater than $250 thousand and brokered deposits, were approximately 88.7% of our total deposits as of June 30, 2025, compared to 89.6% as of December 31, 2024. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt as of the dates presented:

(in thousands)	June 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$—	$3,186

Junior subordinated notes issued to capital trusts	$42,560	$42,471
Subordinated debentures	64,334	64,268
Finance lease payable	286	398
Federal Home Loan Bank borrowings	5,140	4,239
Other long-term debt	—	2,000
Total long-term debt	$112,320	$113,376
In June 2025, the Company provided notice to the trustee of its intent to redeem all $65.0 million aggregate principal of its 5.75% Fixed-to-Floating Rate Subordinated notes due 2030. To complete the redemption, the Company utilized a combination of cash on hand and proceeds from a $50.0 million senior term note. The senior term note is structured as a 5-year maturity, 7-year amortization facility, and bears interest at a floating rate of 1-month term SOFR plus 1.75%. The financing pursuant to the senior note closed on July 29, 2025, and the redemption of the subordinated notes occurred on July 30, 2025.
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our consolidated financial statements for additional information related to short-term borrowings and long-term debt.

Capital Resources
Shareholders' Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company at the dates presented:

	June 30, 2025	December 31, 2024
Common equity ratio	9.56%	8.97%
Tangible common equity ratio(1)	8.19%	7.57%
Total risk-based capital ratio	14.44%	14.07%
Tier 1 risk-based capital ratio	11.88%	11.59%
Common equity tier 1 risk-based capital ratio	11.02%	10.73%
Tier 1 leverage ratio	9.62%	9.15%
Book value per share	$28.36	$26.94
Tangible book value per share(1)	$23.92	$22.37
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $589.0 million as of June 30, 2025, compared to $559.7 million as of December 31, 2024, an increase of $29.3 million, or 5.2%, due primarily to a decrease in accumulated other comprehensive loss and an increase in retained earnings.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of June 30, 2025, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers of the Company on February 15, 2025, in the aggregate amount of 99,284. In the second quarter of 2025, a total of 14,183 restricted stock units were also granted to directors of the Company and the Bank on May 15, 2025. Additionally, during the first six months of 2025, 68,508 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 13,014 shares were surrendered by grantees to satisfy tax requirements, and 4,468 unvested restricted stock units were forfeited.
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
Cash and cash equivalents are summarized in the table below:

(in thousands)	As of June 30, 2025	As of December 31, 2024
Cash and due from banks	$78,696	$71,803
Interest-bearing deposits	90,749	133,092
Total	$169,445	$204,895
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $33.6 million for the six months ended June 30, 2025 and the net cash provided by operating activities was $34.8 million for the six months ended June 30, 2024.
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
Our exposure to credit losses in the event of nonperformance is represented by the contractual amount of the commitments. Management does not expect any significant losses as a result of these commitments, and also expects to have sufficient liquidity available to cover these off-balance-sheet instruments. Off-balance-sheet transactions are more fully discussed in Note 13. Commitments and Contingencies to our consolidated financial statements.
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

The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
Return on Average Tangible Equity	2025	2024	2025	2024
Net income	$9,980	$15,819	$25,118	$19,088
Intangible amortization, net of tax (1)	931	1,195	1,978	2,423
Tangible net income	$10,911	$17,014	$27,096	$21,511

Average shareholders' equity	$587,708	$533,994	$579,588	$530,763
Average intangible assets, net	(92,733)	(99,309)	(93,447)	(97,302)
Average tangible equity	$494,975	$434,685	$486,141	$433,461

Return on average equity	6.81%	11.91%	8.74%	7.23%
Return on average tangible equity (2)	8.84%	15.74%	11.24%	9.98%

(1) The income tax rate utilized was the blended marginal rate.
(2) Annualized tangible net income divided by average tangible equity.

(in thousands, except per share data)
Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	June 30, 2025	December 31, 2024
Total shareholders’ equity	$589,040	$559,696
Intangible assets, net	(92,147)	(94,807)
Tangible common equity	$496,893	$464,889

Total assets	$6,160,773	$6,236,329
Intangible assets, net	(92,147)	(94,807)
Tangible assets	$6,068,626	$6,141,522

Book value per share	$28.36	$26.94
Tangible book value per share (1)	$23.92	$22.37
Shares outstanding	20,769,577	20,777,485

Equity to assets ratio	9.56%	8.97%
Tangible common equity ratio (2)	8.19%	7.57%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	2025	2024	2025	2024
Net interest income	$49,982	$36,347	$97,421	$71,078
Tax equivalent adjustments:
Loans (1)	1,022	938	2,003	1,858
Securities (1)	160	377	322	764
Net interest income, tax equivalent	$51,164	$37,662	$99,746	$73,700
Loan purchase discount accretion	(1,142)	(1,261)	(2,308)	(2,413)
Core net interest income	$50,022	$36,401	$97,438	$71,287

Net interest margin	3.49%	2.33%	3.42%	2.29%
Net interest margin, tax equivalent (2)	3.57%	2.41%	3.51%	2.37%
Core net interest margin (3)	3.49%	2.33%	3.42%	2.29%
Average interest earning assets	$5,745,664	$6,282,494	$5,736,992	$6,248,828

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
Efficiency Ratio	2025	2024	2025	2024
Total noninterest expense	$35,767	$35,761	$72,060	$71,326
Amortization of intangibles	(1,252)	(1,593)	(2,660)	(3,230)
Merger-related expenses	—	(854)	(40)	(2,168)
Noninterest expense used for efficiency ratio	$34,515	$33,314	$69,360	$65,928

Net interest income, tax equivalent(1)	$51,164	$37,662	$99,746	$73,700
Noninterest income	10,249	21,554	20,385	31,304
Investment security gains, net	—	(33)	(33)	(69)
Net revenues used for efficiency ratio	$61,413	$59,183	$120,098	$104,935

Efficiency ratio(2)	56.20%	56.29%	57.75%	62.83%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30,		June 30,
Adjusted Earnings	2025	2024	2025	2024
Net income	$9,980	$15,819	$25,118	$19,088
Less: Investment securities gains, net of tax(1)	—	24	24	51
Less: Mortgage servicing rights loss, net of tax(1)	(196)	96	(355)	(177)
Plus: Merger-related expenses, net of tax(1)	—	634	30	1,608
Less: Gain on branch sale, net of tax(1)	—	8,201	—	8,201
Adjusted earnings	$10,176	$8,132	$25,479	$12,621

Weighted average diluted common shares outstanding	20,843,471	15,780,935	20,845,572	15,775,110

Earnings per common share
Earnings per common share - diluted	$0.48	$1.00	$1.20	$1.21
Adjusted earnings per common share(2)	$0.49	$0.52	$1.22	$0.80
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
Net cash inflows from operating activities were $33.6 million in the first six months of 2025, compared with net cash inflows from operating activities of $34.8 million in the first six months of 2024. Net cash inflows from investing activities were $37.6 million in the first six months of 2025, compared to net cash outflows from investing activities of $0.7 million in the comparable six month period of 2024. Net cash outflows from financing activities in the first six months of 2025 were $106.6 million, compared with net cash outflows from financing activities of $14.3 million for the same period of 2024.

To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines;
•Federal Reserve Bank Discount Window;
•Federal Home Loan Bank Advances;
•Brokered Deposits; and
•Brokered Repurchase Agreements
Federal Funds Lines: Federal funds positions provide a source of short-term liquidity funding for the Bank. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of June 30, 2025, the Bank maintains several unsecured federal funds lines totaling $135.0 million, which lines are tested annually to ensure availability. There were no amounts outstanding under such lines at June 30, 2025.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is an additional source of liquidity, particularly during periods of economic uncertainty or stress. As of June 30, 2025, the Bank had investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, collateralized loan obligations and collateralized mortgage obligations, with an approximate market value of $323.0 million, pledged to the Federal Reserve Bank of Chicago for liquidity purposes and had additional borrowing capacity of $302.9 million. There were no outstanding borrowings through the FRB Discount Window at June 30, 2025.
Federal Home Loan Bank Advances: FHLB advances provide both a source of liquidity and long-term funding for the Bank. All credit exposure, including advances and federal funds borrowings from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current credit limit established by the FHLBDM is equal to 45% of the Bank's total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit, and other sources of credit exposure to the FHLB. As of June 30, 2025, the Bank had no short-term FHLB advances and $5.1 million in long-term FHLB borrowings and additional borrowing capacity of $541.5 million.
Brokered Deposits and Reciprocal Deposits: The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. Board approval is required to exceed this limit. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits and an “undercapitalized” rating prohibits the Bank from using brokered deposits. The Company had brokered deposits of $200.0 million as of June 30, 2025 and December 31, 2024.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5.00 billion, with some exceptions for financial institutions that do not meet such criteria. At June 30, 2025, the Company had $25.6 million of reciprocal time deposits, $123.2 million of reciprocal interest bearing non-maturity deposits, and $69.8 million noninterest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 15% of total assets. There were no outstanding brokered repurchase agreements at June 30, 2025.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 bps or 200 bps, or an immediate increase of 100 bps or 200 bps:

	Immediate Change in Rates
(in thousands)	-200	-100	+100	+200
June 30, 2025
Dollar change	$(12,845)	$(5,117)	$4,725	$9,268
Percent change	(5.9)%	(2.4)%	2.2%	4.3%
December 31, 2024
Dollar change	$(16,026)	$(7,283)	$6,707	$13,028
Percent change	(7.8)%	(3.5)%	3.2%	6.3%
As of June 30, 2025, 43.6% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 39.3% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the second quarter of 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1 - 30, 2025	—	$—	—	$15,000,000
May 1 - 31, 2025	—	—	—	15,000,000
June 1 - 30, 2025	63,402	27.65	63,402	13,247,140
Total	63,402	$27.65	63,402	$13,247,140

(1) During the three months ended June 30, 2025, 63,402 shares of common stock were repurchased by the Company under the current share repurchase program, with no shares surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On April 27, 2023, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. Since April 28, 2023 and through June 30, 2025, the Company has repurchased 126,712 shares of common stock, leaving $11.5 million available to be repurchased. The Company expects to acquire shares of common stock under the program through open market or private transactions as may be deemed advisable from time to time (including, without limitation, pursuant to one or more 10b5-1 trading plans which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions). The program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The program may be suspended or terminated at any time and, even if fully implemented, the program may not enhance long-term shareholder value.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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
Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 4, 2017

3.5	Third Amended and Restated Bylaws, as Amended of MidWestOne Financial Group, Inc. as of July 22, 2025	Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2025

4.1	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 4.7 to the Company’s Form S-8 filed with the SEC on May 5, 2023

4.2	Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 4.8 to the Company’s Form S-8 filed with the SEC on May 5, 2023

4.3	Amended Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Restricted Stock Unit Award Agreement	Exhibit 10.19 to the Company’s Form 10-K filed with the SEC on March 11, 2025

4.4	Amended Form of MidWestOne Financial Group, Inc. 2023 Equity Incentive Plan Performance-Based Restricted Stock Unit Award Agreement	Exhibit 10.20 to the Company’s Form 10-K filed with the SEC on March 11, 2025

10.1	Third Amendment to the Credit Agreement by and between MidWestOne Financial Group, Inc. and U.S. Bank National Association dated February 12, 2024	Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2024

10.2	Amended and Restated Credit Agreement by and between MidWestOne Financial Group, Inc. and U.S. Bank National Association dated July 29, 2025	Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on July 31, 2025

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

31.3	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a)	Filed herewith

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.3	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit Number	Description	Incorporated by Reference to:
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	August 5, 2025	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)