Form 10-Q
period 2025-09-30
MidWestOne Financial Group, Inc.
filed 2025-11-05
CIK 1412665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 3, 2025, there were 20,632,760 shares of common stock, $1.00 par value per share, outstanding.

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

ACL	Allowance for Credit Losses	FASB	Financial Accounting Standards Board
AFS	Available for Sale	FDIC	Federal Deposit Insurance Corporation
AOCI	Accumulated Other Comprehensive Income	FHLB	Federal Home Loan Bank
ASC	Accounting Standards Codification	FHLBDM	Federal Home Loan Bank of Des Moines
ASU	Accounting Standards Update	FHLMC	Federal Home Loan Mortgage Corporation
ATM	Automated Teller Machine	FRB	Board of Governors of the Federal Reserve System
BHCA	Bank Holding Company Act of 1956, as amended	GAAP	U.S. Generally Accepted Accounting Principles
BOD	Bank of Denver	GLBA	Gramm-Leach-Bliley Act of 1999
BOLI	Bank Owned Life Insurance	HTM	Held to Maturity
CECL	Current Expected Credit Loss	MBS	Mortgage-Backed Securities
CMO	Collateralized Mortgage Obligations	RPA	Credit Risk Participation Agreement
CRE	Commercial Real Estate	RRE	Residential Real Estate
DNVB	Denver Bankshares, Inc.	SBA	U.S. Small Business Administration
ECL	Expected Credit Losses	SEC	U.S. Securities and Exchange Commission
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate

Item 1.   Financial Statements (unaudited).

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
(unaudited) (in thousands, except per share amounts)
ASSETS
Cash and due from banks	$67,125	$71,803
Interest earning deposits in banks	205,116	133,092
Total cash and cash equivalents	272,241	204,895
Debt securities available for sale at fair value	1,175,656	1,328,433
Loans held for sale	12,690	749
Gross loans held for investment	4,429,359	4,328,413
Unearned income, net	(9,731)	(12,786)
Loans held for investment, net of unearned income	4,419,628	4,315,627
Allowance for credit losses	(51,900)	(55,200)
Total loans held for investment, net	4,367,728	4,260,427
Premises and equipment, net	89,552	90,851
Goodwill	69,788	69,788
Other intangible assets, net	21,216	25,019
Foreclosed assets, net	3,952	3,337
Other assets	236,929	252,830
Total assets	$6,249,752	$6,236,329

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest bearing deposits	$958,080	$951,423
Interest bearing deposits	4,520,916	4,526,559
Total deposits	5,478,996	5,477,982
Short-term borrowings	—	3,186
Long-term debt	97,973	113,376
Other liabilities	66,727	82,089
Total liabilities	5,643,696	5,676,633

Shareholders' equity
Preferred stock, no par value; authorized 500,000 shares; no shares issued and outstanding	—	—
Common stock, $1.00 par value; authorized 30,000,000 shares; issued shares of 21,580,067 and 21,580,067; outstanding shares of 20,632,760 and 20,777,485	21,580	21,580
Additional paid-in capital	415,061	414,987
Retained earnings	244,720	217,776
Treasury stock at cost, 947,307 and 802,582 shares	(25,929)	(21,885)
Accumulated other comprehensive loss	(49,376)	(72,762)
Total shareholders' equity	606,056	559,696
Total liabilities and shareholders' equity	$6,249,752	$6,236,329
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (in thousands, except per share amounts)	2025	2024	2025	2024
Interest income
Loans, including fees	$63,679	$62,521	$185,417	$182,111
Taxable investment securities	12,109	8,779	38,364	27,467
Tax-exempt investment securities	688	1,611	2,090	4,984
Other	2,466	785	5,230	1,445
Total interest income	78,942	73,696	231,101	216,007
Interest expense
Deposits	26,270	29,117	77,419	85,785
Short-term borrowings	19	5,043	63	15,427
Long-term debt	1,645	2,015	5,190	6,196
Total interest expense	27,934	36,175	82,672	107,408
Net interest income	51,008	37,521	148,429	108,599
Credit loss expense	2,132	1,535	15,708	7,491
Net interest income after credit loss expense	48,876	35,986	132,721	101,108
Noninterest income
Investment services and trust activities	4,059	3,410	11,308	10,417
Service charges and fees	2,423	2,170	6,744	6,470
Card revenue	1,752	1,935	5,430	5,785
Loan revenue	924	760	3,535	3,141
Bank-owned life insurance	703	879	2,437	2,207
Investment securities gains (losses), net	—	(140,182)	33	(140,113)
Other	392	640	1,151	13,009
Total noninterest income (loss)	10,253	(130,388)	30,638	(99,084)
Noninterest expense
Compensation and employee benefits	22,312	19,943	64,535	61,858
Occupancy expense of premises, net	2,690	2,443	7,818	7,691
Equipment	2,601	2,486	7,577	7,616
Legal and professional	2,067	2,261	6,446	6,573
Data processing	1,568	1,580	4,752	4,585
Marketing	624	619	1,938	1,853
Amortization of intangibles	1,143	1,470	3,803	4,700
FDIC insurance	780	923	2,548	2,916
Communications	155	159	475	546
Foreclosed assets, net	401	330	558	826
Other	3,296	3,584	9,247	7,960
Total noninterest expense	37,637	35,798	109,697	107,124
Income before income tax expense	21,492	(130,200)	53,662	(105,100)
Income tax expense (benefit)	4,477	(34,493)	11,529	(28,481)
Net income (loss)	$17,015	$(95,707)	$42,133	$(76,619)

Per common share information
Earnings (loss) - basic	$0.82	$(6.05)	$2.03	$(4.86)
Earnings (loss) - diluted	$0.82	$(6.05)	$2.03	$(4.86)
Dividends paid	$0.2425	$0.2425	$0.7275	$0.7275
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(unaudited) (in thousands)	2025	2024	2025	2024
Net income (loss)	$17,015	$(95,707)	$42,133	$(76,619)

Other comprehensive income (loss), net of tax:
Unrealized gain from AFS debt securities:
Unrealized net gain (loss) on debt securities AFS	11,204	(137,647)	32,066	(132,473)
Reclassification adjustment for (gains) losses included in net income	—	140,182	(33)	140,113
Reclassification of the change in fair value of AFS debt securities attributable to change in hedged risk	—	(687)	223	299
Income tax expense	(2,898)	(467)	(8,287)	(2,009)
Unrealized net gain on AFS debt securities, net of reclassification adjustments	8,306	1,381	23,969	5,930
Reclassification of AFS debt securities to HTM on January 1, 2022:
Amortization of the net unrealized loss from the reclassification of AFS debt securities to HTM	—	356	—	1,346
Income tax expense	—	(91)	—	(341)
Amortization of net unrealized loss from the reclassification of AFS debt securities to HTM, net	—	265	—	1,005
Unrealized loss from cash flow hedging instruments:
Unrealized net gain (loss) in cash flow hedging instruments	70	(2,388)	16	1,162
Reclassification adjustment for net gain in cash flow hedging instruments included in income	(237)	(763)	(796)	(2,338)
Income tax benefit	42	798	197	298
Unrealized net losses on cash flow hedging instruments, net of reclassification adjustment	(125)	(2,353)	(583)	(878)
Other comprehensive income (loss), net of tax	8,181	(707)	23,386	6,057
Comprehensive income (loss)	$25,196	$(96,414)	$65,519	$(70,562)
See accompanying notes to consolidated financial statements.

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended September 30,
	Common Stock
(unaudited) (in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2024	$16,581	$300,831	$306,030	$(22,021)	$(58,135)	$543,286
Net loss	—	—	(95,707)	—	—	(95,707)
Other comprehensive loss	—	—	—	—	(707)	(707)
Issuance of common stock (4,999,050 shares), net of expenses $257	4,999	113,634	—	—	—	118,633
Release/lapse of restriction on RSUs (2,401 shares, net)	—	(87)	(8)	66	—	(29)
Share-based compensation	—	587	—	—	—	587
Dividends paid on common stock ($0.2425 per share)	—	—	(3,825)	—	—	(3,825)
Balance at September 30, 2024	$21,580	$414,965	$206,490	$(21,955)	$(58,842)	$562,238

Balance at June 30, 2025	$21,580	$414,485	$232,718	$(22,186)	$(57,557)	$589,040
Net income	—	—	17,015	—	—	17,015
Other comprehensive income	—	—	—	—	8,181	8,181
Release/lapse of restriction on RSUs (3,583 shares, net)	—	(126)	(10)	97	—	(39)
Repurchase of common stock (140,400 shares)	—	—	—	(3,840)	—	(3,840)
Share-based compensation	—	702	—	—	—	702
Dividends paid on common stock ($0.2425 per share)	—	—	(5,003)	—	—	(5,003)
Balance at September 30, 2025	$21,580	$415,061	$244,720	$(25,929)	$(49,376)	$606,056

Nine Months Ended September 30,
	Common Stock
(unaudited) (dollars in thousands, except per share amounts)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$16,581	$302,157	$294,784	$(24,245)	$(64,899)	$524,378
Net loss	—	—	(76,619)	—	—	(76,619)
Other comprehensive income	—	—	—	—	6,057	6,057
Issuance of common stock (4,999,050 shares), net of expenses $257	4,999	113,634	—	—	—	118,633
Release/lapse of restriction on RSUs (81,563 shares, net)	—	(2,638)	(205)	2,290	—	(553)
Share-based compensation	—	1,812	—	—	—	1,812
Dividends paid on common stock ($0.7275 per share)	—	—	(11,470)	—	—	(11,470)
Balance at September 30, 2024	$21,580	$414,965	$206,490	$(21,955)	$(58,842)	$562,238

Balance at December 31, 2024	$21,580	$414,987	$217,776	$(21,885)	$(72,762)	$559,696
Net income	—	—	42,133	—	—	42,133
Other comprehensive income	—	—	—	—	23,386	23,386
Release/lapse of restriction on RSUs (59,077 shares, net)	—	(1,922)	(86)	1,549	—	(459)
Repurchase of common stock (203,802 shares)	—	—	—	(5,593)	—	(5,593)
Share-based compensation	—	1,996	—	—	—	1,996
Dividends paid on common stock ($0.7275 per share)	—	—	(15,103)	—	—	(15,103)
Balance at September 30, 2025	$21,580	$415,061	$244,720	$(25,929)	$(49,376)	$606,056

MIDWESTONE FINANCIAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(unaudited) (in thousands)	2025	2024
Operating Activities:
Net income (loss)	$42,133	$(76,619)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Credit loss expense	15,708	7,491
Depreciation, amortization, and accretion	292	8,269
Net change in premises and equipment due to writedown or sale	224	78
Share-based compensation	1,996	1,812
Net gain on call or sale of debt securities available for sale	(33)	(247)
Impairment of debt securities	—	140,360
Net change in foreclosed assets due to writedown or sale	320	268
Net gain on sale of loans held for sale	(1,230)	(989)
Origination of loans held for sale	(64,633)	(48,313)
Proceeds from sales of loans held for sale	64,962	47,064
Decrease (increase) in cash surrender value of bank-owned life insurance	68	(2,000)
Decrease (increase) in deferred income taxes, net	8,552	(36,176)
Gain on branch sale	—	(10,949)
Change in:
Other assets	(1,312)	5,916
Other liabilities	(15,761)	(3,903)
Net cash provided by operating activities	$51,286	$32,062
Investing Activities:
Purchases of equity securities	$(750)	$(500)
Proceeds from sales of debt securities available for sale	—	52,323
Proceeds from maturities, calls and payments of debt securities available for sale	212,154	116,506
Purchases of debt securities available for sale	(23,552)	(28,376)
Proceeds from maturities, calls, and payments of debt securities held to maturity	—	36,881
Net increase in loans held for investment	(130,955)	(158,941)
Purchases of premises and equipment	(2,490)	(1,367)
Proceeds from sale of foreclosed assets	296	3,088
Proceeds from sale of premises and equipment	—	7
Net cash paid in business acquisition	—	(28,621)
Net cash received in divestiture of branches	—	43,625
Proceeds of principal and earnings from bank-owned life insurance	380	645
Net cash provided by investing activities	$55,083	$35,270
Financing Activities:
Net (decrease) increase in:
Deposits	$932	$(118,202)
Short-term borrowings	(3,186)	72,866
Redemption of subordinated debentures	(65,000)	—
Loss on extinguishment of subordinated debentures	655	—
Payments on finance lease liability	(170)	(152)
Proceeds from Federal Home Loan Bank borrowings	901	3,187
Payments of Federal Home Loan Bank borrowings	—	(6,250)
Proceeds from other long-term debt	50,000	—
Payments of other long-term debt	(2,000)	(5,250)
Taxes paid relating to the release/lapse of restriction on RSUs	(459)	(553)
Dividends paid	(15,103)	(11,470)
Proceeds from issuance of common stock	—	118,890
Payment of stock issuance costs	—	(257)
Repurchase of common stock	(5,593)	—
Net cash (used in) provided by financing activities	$(39,023)	$52,809
Net change in cash and cash equivalents	$67,346	$120,141
Cash and cash equivalents at beginning of period	204,895	81,727
Cash and cash equivalents at end of period	$272,241	$201,868

	Nine Months Ended September 30,
(unaudited) (in thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$83,821	$97,302
Cash paid during the period for income taxes, net of refunds	—	7,610
Supplemental schedule of non-cash investing and financing activities:
Transfer of loans to foreclosed assets, net	$1,231	$3,010
Transfer of loans held for investment to loans held for sale	11,040	—
Investment securities purchased but not settled	—	12,049
Transfer of debt securities held to maturity to available for sale	—	1,046,489
Supplemental schedule of non-cash investing activities from acquisition:
Non-cash assets acquired:
Investment securities	$—	$52,493
Total loans held for investment, net	—	207,095
Premises and equipment	—	11,091
Assets held for sale	—	1,979
Goodwill	—	9,041
Core deposit intangible	—	7,100
Other assets	—	4,987
Total non-cash assets acquired	$—	$293,786
Liabilities assumed:
Deposits	$—	$224,248
Short-term borrowings	—	37,500
Other liabilities	—	3,417
Total liabilities assumed	$—	$265,165
Supplemental schedule of non-cash investing activities from divestiture:
Non-cash assets divested:
Total loans held for investment, net	$—	$161,359
Premises and equipment	—	3,511
Goodwill	—	1,730
Other assets	—	375
Total non-cash assets divested	$—	$166,975
Liabilities divested:
Deposits	$—	$133,403
Other liabilities	—	231
Total liabilities divested	$—	$133,634

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
In the first quarter of 2025, MidWestOne Bank reclassified $11.0 million of credit card receivables to loans held for sale. The sale closed in October 2025.
On October 23, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Nicolet Bankshares, Inc. ("Nicolet"), pursuant to which the Company will merge with and into Nicolet (the "Merger"), with Nicolet as the surviving entity of the Merger. Immediately following the Merger, and subject to the occurrence of the Merger, MidWestOne Bank, will merge with and into Nicolet National Bank, Nicolet's wholly-owned subsidiary bank, with Nicolet National Bank as the surviving entity of such merger. The transaction is expected to be completed in the first half of 2026 (refer to Note 17. Subsequent Events for additional information).
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect: (1) the reported amounts of assets and liabilities, (2) the disclosure of contingent assets and liabilities at the date of the financial statements, and (3) the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available to management at the time the estimates are made. Actual results could differ from those estimates. The results for the three and nine months ended September 30, 2025 may not be indicative of results for the year ending December 31, 2025, or for any other period.

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

Effect of New Financial Accounting Standards

Accounting Guidance Pending Adoption at September 30, 2025

On September 18, 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the current accounting for internal-use software costs, by removing all references to the internal-use software project development stages and adding in the probable-to-complete recognition threshold when evaluating the timing of capitalization. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The amendments should be applied using one of the following transition approaches: (1) prospective basis, (2) modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or (3) retrospective basis. The Company is currently evaluating the impact of ASU 2025-06.

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU introduces a practical expedient that all entities are able to utilize when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions that are accounted for under Topic 606. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The practical expedient, if elected, should be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05.

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
For illustrative purposes only, the following table presents certain unaudited pro forma information for the three and nine months ended September 30, 2024. This unaudited, estimated pro forma information was calculated as if DNVB had been acquired as of the beginning of the year prior to the date of acquisition. This unaudited pro forma information combines the historical results of DNVB and the Company and includes adjustments for the estimated impact of certain fair value purchase accounting, interest expense, acquisition-related expenses, and income tax expense for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition occurred as of the beginning of the year prior to the acquisition. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited
	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands, except per share amounts)	2024	2024
Total revenues	$(93,277)	$9,799
Net income	$(95,887)	$(73,226)
EPS - basic	$(6.06)	$(4.64)
EPS - diluted	$(6.06)	$(4.64)

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
The following table summarizes acquisition and divestiture-related expenses incurred during the three and nine months ended September 30, 2025 and September 30, 2024, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Noninterest Expense
Compensation and employee benefits	$—	$—	$—	$314
Occupancy expense of premises, net	—	—	—	152
Equipment	—	—	—	177
Legal and professional	132	127	172	1,162
Data processing	—	—	—	312
Marketing	—	—	—	32
Communications	—	—	—	9
Other	—	6	—	143
Total acquisition and divestiture-related expenses	$132	$133	$172	$2,301
3.    Debt Securities
The following tables summarize the amortized cost, gross unrealized gains and losses and the resulting fair value of debt securities AFS as of the dates indicated:

	As of September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. treasuries	$20,973	$8	$—	$—	$20,981
U.S. government agencies and corporations	20,051	95	49	—	20,097
State and political subdivisions	147,590	1	19,520	—	128,071
Mortgage-backed securities	302,987	1,950	3,087	—	301,850
Collateralized loan obligations	8,564	19	1	—	8,582
Collateralized mortgage obligations	623,429	1,147	40,687	—	583,889
Corporate debt securities	118,596	268	6,678	—	112,186
Total available for sale debt securities	$1,242,190	$3,488	$70,022	$—	$1,175,656

	As of December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Loss related to Debt Securities	Fair Value
U.S. treasuries	$50,371	$28	$—	$—	$50,399
U.S. Government agencies and corporations	10,000	—	59	—	9,941
State and political subdivisions	159,293	2	23,575	—	135,720
Mortgage-backed securities	331,956	6	8,523	—	323,439
Collateralized loan obligations	48,747	148	26	—	48,869
Collateralized mortgage obligations	702,138	83	56,112	—	646,109
Corporate debt securities	124,495	86	10,625	—	113,956
Total available for sale debt securities	$1,427,000	$353	$98,920	$—	$1,328,433

Investment securities with a fair value of $799.8 million and $485.3 million at September 30, 2025 and December 31, 2024, respectively, were pledged on public deposits, securities sold under agreements to repurchase and for other purposes, as required or permitted by law.
Accrued interest receivable on debt securities AFS is recorded within 'Other Assets,' and is excluded from the estimate of credit losses. At September 30, 2025 and December 31, 2024, the accrued interest receivable on debt securities AFS was $5.3 million and $5.8 million, respectively.
The following table presents debt securities AFS in an unrealized loss position for which an allowance for credit losses had not been recorded as of September 30, 2025, aggregated by investment category and length of time in a continuous loss position:

		As of September 30, 2025
	Number of Securities	Less than 12 Months		12 Months or More		Total
		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(in thousands, except number of securities)
U.S. Government agencies and corporations	1	$4,988	$49	$—	$—	$4,988	$49
State and political subdivisions	109	2,506	470	123,185	19,050	125,691	19,520
Mortgage-backed securities	13	39,467	323	13,474	2,764	52,941	3,087
Collateralized loan obligations	2	3,658	1	112	—	3,770	1
Collateralized mortgage obligations	45	153,327	971	179,350	39,716	332,677	40,687
Corporate debt securities	67	747	3	86,749	6,675	87,496	6,678
Total	237	$204,693	$1,817	$402,870	$68,205	$607,563	$70,022
As of September 30, 2025, no U.S. treasury securities and 1 U.S. government agencies and corporations security with total unrealized losses of $49 thousand was held by the Company. Management considered the explicit or implied U.S. treasury and U.S. government guarantee of this security. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2025, 109 state and political subdivisions securities with total unrealized losses of $19.5 million were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2025, 13 mortgage-backed securities and 45 collateralized mortgage obligations with unrealized losses totaling $43.8 million were held by the Company. Management evaluated the payment history of these securities, and considered the implied U.S. government guarantee of these agency securities and the level of credit enhancement for non-agency securities. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2025, 2 collateralized loan obligations with unrealized losses of $1 thousand were held by the Company. Management evaluated these securities through a process that included consideration of credit agency ratings, priority of cash flows and the amount of over-collateralization. In addition, management may evaluate securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
As of September 30, 2025, 67 corporate debt securities with total unrealized losses of $6.7 million were held by the Company. Management evaluated these securities by considering credit agency ratings and payment history. In addition, management evaluated securities by considering the yield spread to treasury securities and the most recent financial information available. Based on this evaluation, management concluded that the decline in fair value was not attributable to credit losses.
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
Proceeds and gross realized gains and losses on debt securities AFS for the three and nine months ended September 30, 2025 and 2024, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales of debt securities available for sale	$—	$—	$—	$52,323

Gross realized losses from sales of debt securities available for sale(1)	—	—	—	—
Net realized loss from sales of debt securities available for sale(1)	$—	$—	$—	$—

(1) There was no difference in investment securities (losses) gains, net reported herein as compared to the Consolidated Statements of Income for the three months ended September 30, 2025, while the difference in investment securities (losses) gains, net for the nine months ended September 30, 2025 is associated with the net realized gain from the call of debt securities of $33 thousand. The difference in investment securities (losses) gains, net reported herein as compared to the Consolidated Statements of Income for the three and nine months ended September 30, 2024 is associated with the net realized gain from the call of debt securities of $178 thousand and $247 thousand, respectively, coupled with the securities impairment of $140.4 million recognized in the three and nine months ended September 30, 2024.

The contractual maturity distribution of debt securities AFS at September 30, 2025 is shown below. Expected maturities of MBS, CLO and CMO may differ from contractual maturities because the mortgages underlying the securities may be called or prepaid without any penalties. Therefore, these securities are not included in the maturity categories in the following summary.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$26,859	$26,854
Due after one year through five years	51,262	50,294
Due after five years through ten years	203,900	182,564
Due after ten years	25,189	21,623
	$307,210	$281,335
Mortgage-backed securities	302,987	301,850
Collateralized loan obligations	8,564	8,582
Collateralized mortgage obligations	623,429	583,889
Total	$1,242,190	$1,175,656

4.    Loans Receivable and the Allowance for Credit Losses
The composition of loans by class of receivable was as follows:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Agricultural	$133,612	$119,051
Commercial and industrial	1,274,881	1,126,813
Commercial real estate:
Construction & development	256,532	324,896
Farmland	194,921	182,460
Multifamily	451,020	423,157
Commercial real estate-other	1,396,155	1,414,168
Total commercial real estate	2,298,628	2,344,681
Residential real estate:
One- to four- family first liens	462,171	477,150
One- to four- family junior liens	196,862	179,232
Total residential real estate	659,033	656,382
Consumer	53,474	68,700
Loans held for investment, net of unearned income	4,419,628	4,315,627
Allowance for credit losses	(51,900)	(55,200)
Total loans held for investment, net	$4,367,728	$4,260,427

Loans with unpaid principal in the amount of $1.08 billion and $1.19 billion at September 30, 2025 and December 31, 2024, respectively, were pledged to the FHLB as collateral for borrowings.

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

The following tables present the amortized cost basis of loans based on delinquency status at the dates indicated:

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
September 30, 2025
Agricultural	$133,353	$21	$33	$205	$133,612	$—
Commercial and industrial	1,272,322	1,438	188	933	1,274,881	—
Commercial real estate:
Construction and development	256,532	—	—	—	256,532	—
Farmland	193,901	—	—	1,020	194,921	—
Multifamily	450,782	—	—	238	451,020	—
Commercial real estate-other	1,375,373	945	—	19,837	1,396,155	—
Total commercial real estate	2,276,588	945	—	21,095	2,298,628	—
Residential real estate:
One- to four- family first liens	455,163	3,633	1,099	2,276	462,171	1,228
One- to four- family junior liens	195,817	473	88	484	196,862	—
Total residential real estate	650,980	4,106	1,187	2,760	659,033	1,228
Consumer	53,248	170	43	13	53,474	64
Total	$4,386,491	$6,680	$1,451	$25,006	$4,419,628	$1,292

		Age Analysis of Past-Due Financial Assets				90 Days or More Past Due And Accruing
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
December 31, 2024
Agricultural	$118,659	$—	$—	$392	$119,051	$—
Commercial and industrial	1,122,382	918	651	2,862	1,126,813	—
Commercial real estate:
Construction and development	324,896	—	—	—	324,896	—
Farmland	182,025	71	—	364	182,460	—
Multifamily	423,157	—	—	—	423,157	—
Commercial real estate-other	1,405,377	2,806	26	5,959	1,414,168	—
Total commercial real estate	2,335,455	2,877	26	6,323	2,344,681	—
Residential real estate:
One- to four- family first liens	470,300	2,770	1,680	2,400	477,150	49
One- to four- family junior liens	178,225	580	98	329	179,232	6
Total residential real estate	648,525	3,350	1,778	2,729	656,382	55
Consumer	68,232	239	142	87	68,700	87
Total	$4,293,253	$7,384	$2,597	$12,393	$4,315,627	$142

The following table presents the amortized cost basis of loans on non-accrual status, amortized cost basis of loans on non-accrual status with no allowance for credit losses recorded, and loans past due 90 days or more and still accruing by class of loan at the dates presented:

	Nonaccrual		Nonaccrual with no Allowance for Credit Losses		90 Days or More Past Due And Accruing
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Agricultural	$381	$447	$145	$208	$—	$—
Commercial and industrial	1,349	2,986	234	1	—	—
Commercial real estate:
Construction and development	—	27	—	—	—	—
Farmland	1,930	483	1,679	352	—	—
Multifamily	238	—	238	—	—	—
Commercial real estate-other	21,434	12,982	19,661	623	—	—
Total commercial real estate	23,602	13,492	21,578	975	—	—
Residential real estate:
One- to four- family first liens	2,436	3,667	1,123	1,748	1,228	49
One- to four- family junior liens	849	1,015	110	378	—	6
Total residential real estate	3,285	4,682	1,233	2,126	1,228	55
Consumer	83	98	13	—	64	87
Total	$28,700	$21,705	$23,203	$3,310	$1,292	$142
There was no interest income recognized on nonaccrual loans during the three and nine months ended September 30, 2025 and September 30, 2024, as all interest accrued but not collected for loans that are placed on nonaccrual is reversed against interest income and is generally accounted for using the cost-recovery method, until qualifying for return to accrual. The interest income recognized on loans that were on nonaccrual and had subsequently been paid-off for the three months ended September 30, 2025 and September 30, 2024 was $29 thousand and $708 thousand, respectively. The interest income recognized on loans that were on nonaccrual and had subsequently been paid-off for the nine months ended September 30, 2025 and September 30, 2024 was $155 thousand and $960 thousand, respectively.
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
Homogenous loans, including owner occupied residential real estate and consumer loans, are not individually risk rated. Instead, these loans are categorized based on performance: performing and nonperforming. Nonperforming loans primarily include those loans that are on nonaccrual or loans greater than 90 days past due and on accrual.

The following tables set forth the amortized cost basis of loans by class of receivable by credit quality indicator and vintage, in addition to the current period gross write-offs by class of receivable and vintage, based on the most recent analysis performed, as of September 30, 2025. As of September 30, 2025, there were no 'doubtful' or 'loss' rated credits.

	Term Loans by Origination Year						Revolving Loans
September 30, 2025 (in thousands)	2025	2024	2023	2022	2021	Prior		Total
Agricultural
Pass	$12,200	$5,437	$5,711	$6,498	$3,989	$2,159	$91,137	$127,131
Special mention	1,560	544	113	118	179	19	3,343	5,876
Substandard	—	95	31	—	153	185	141	605
Total	$13,760	$6,076	$5,855	$6,616	$4,321	$2,363	$94,621	$133,612

Commercial and industrial
Pass	$261,487	$96,961	$118,385	$141,152	$151,401	$195,798	$240,619	$1,205,803
Special mention	318	330	336	166	987	2,316	2,092	6,545
Substandard	224	8,732	1,826	22,895	1,967	18,100	8,789	62,533
Total	$262,029	$106,023	$120,547	$164,213	$154,355	$216,214	$251,500	$1,274,881

CRE - Construction and development
Pass	$86,102	$51,639	$34,351	$36,819	$11,790	$4,267	$9,738	$234,706
Special mention	—	21,826	—	—	—	—	—	21,826
Substandard	—	—	—	—	—	—	—	—
Total	$86,102	$73,465	$34,351	$36,819	$11,790	$4,267	$9,738	$256,532

CRE - Farmland
Pass	$39,904	$22,982	$20,131	$35,595	$36,902	$26,482	$3,326	$185,322
Special mention	359	1,927	697	280	1,233	2,058	—	6,554
Substandard	1,237	—	138	993	548	129	—	3,045
Total	$41,500	$24,909	$20,966	$36,868	$38,683	$28,669	$3,326	$194,921

CRE - Multifamily
Pass	$59,830	$25,294	$118,086	$62,469	$98,458	$76,341	$3,284	$443,762
Special mention	5,626	—	—	—	—	1,395	—	7,021
Substandard	—	—	—	—	237	—	—	237
Total	$65,456	$25,294	$118,086	$62,469	$98,695	$77,736	$3,284	$451,020

CRE - Other
Pass	$158,421	$162,251	$169,426	$294,650	$211,855	$253,485	$52,418	$1,302,506
Special mention	1,582	539	754	3,641	2,909	6,745	11,786	27,956
Substandard	3,436	7,315	12,266	20,239	2,269	14,381	5,787	65,693
Total	$163,439	$170,105	$182,446	$318,530	$217,033	$274,611	$69,991	$1,396,155

RRE - One- to four- family first liens
Pass / Performing	$46,233	$51,943	$46,344	$111,700	$79,205	$104,565	$11,319	$451,309
Special mention	—	146	1,026	2,777	100	1,006	—	5,055
Substandard / Nonperforming	—	—	1,036	891	1,297	2,583	—	5,807
Total	$46,233	$52,089	$48,406	$115,368	$80,602	$108,154	$11,319	$462,171

RRE - One- to four- family junior liens
Performing	$6,513	$7,391	$13,828	$18,805	$13,063	$11,350	$124,255	$195,205
Nonperforming	253	129	205	640	105	325	—	1,657
Total	$6,766	$7,520	$14,033	$19,445	$13,168	$11,675	$124,255	$196,862

Consumer
Performing	$13,798	$8,548	$10,968	$6,777	$3,520	$2,446	$7,269	$53,326
Nonperforming	—	27	41	66	—	14	—	148
Total	$13,798	$8,575	$11,009	$6,843	$3,520	$2,460	$7,269	$53,474

	Term Loans by Origination Year						Revolving Loans
September 30, 2025 (in thousands)	2025	2024	2023	2022	2021	Prior		Total
Total by Credit Quality Indicator Category
Pass	$664,177	$416,507	$512,434	$688,883	$593,600	$663,097	$411,841	$3,950,539
Special mention	9,445	25,312	2,926	6,982	5,408	13,539	17,221	80,833
Substandard	4,897	16,142	15,297	45,018	6,471	35,378	14,717	137,920
Performing	20,311	15,939	24,796	25,582	16,583	13,796	131,524	248,531
Nonperforming	253	156	246	706	105	339	—	1,805
Total	$699,083	$474,056	$555,699	$767,171	$622,167	$726,149	$575,303	$4,419,628

	Term Loans by Origination Year						Revolving Loans
September 30, 2025 (in thousands)	2025	2024	2023	2022	2021	Prior		Total
Year-to-date Current Period Gross Write-offs
Agricultural	$—	$27	$—	$—	$—	$—	$—	$27
Commercial and industrial	—	172	75	82	45	11	—	385
CRE - Other	—	—	—	14,622	—	2,628	—	17,250
RRE - One-to-four-family first liens	—	—	—	135	17	14	—	166
RRE - One-to-four-family junior liens	—	—	—	25	—	16	—	41
Consumer	7	508	383	203	5	24	—	1,130
Total Current Period Gross Write-offs	$7	$707	$458	$15,067	$67	$2,693	$—	$18,999

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

Allowance for Credit Losses
The following are the economic factors utilized by the Company for its loan credit loss estimation process at September 30, 2025, and the forecast for each factor at that date: (1) national unemployment - increases over the next four forecasted quarters; (2) year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) year-to-year change in CRE index - decreases over the next four forecasted quarters; and (4) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

The ACL as of September 30, 2025 was $51.9 million, a decrease from $55.2 million at December 31, 2024. The decrease reflected credit loss expense related to loans of $15.3 million during the first nine months of 2025, which primarily reflected the specific reserve established in the second quarter of 2025 in connection with a single CRE office credit, which was subsequently charged-off in the third quarter of 2025 and included in the offsetting net loan charge-offs of $15.3 million and $18.6 million for the three and nine months ended September 30, 2025, respectively, as compared to net loan charge-offs of $1.7 million and $2.4 million for the three and nine months ended September 30, 2024, respectively.

We have made a policy election to report interest receivable as a separate line on the balance sheet. Accrued interest receivable, which is recorded within 'Other Assets', totaled $23.7 million at September 30, 2025 and $20.2 million at December 31, 2024, and is excluded from the estimate of credit losses.

The changes in the allowance for credit losses by portfolio segment were as follows for the periods indicated:

	Three Months Ended September 30, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended September 30, 2025
Beginning balance	$419	$22,768	$36,076	$5,266	$1,271	$65,800
Charge-offs	—	(199)	(14,614)	(135)	(455)	(15,403)
Recoveries	2	38	3	—	28	71
Credit loss expense (benefit)(1)	47	1,840	(1,235)	429	351	1,432
Ending balance	$468	$24,447	$20,230	$5,560	$1,195	$51,900

For the Three Months Ended September 30, 2024
Beginning balance	$402	$23,008	$24,324	$4,659	$1,507	$53,900
Charge-offs	—	(1,575)	—	—	(363)	(1,938)
Recoveries	1	168	4	4	26	203
Credit loss expense (benefit)(1)	(45)	(746)	1,787	463	376	1,835
Ending balance	$358	$20,855	$26,115	$5,126	$1,546	$54,000
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.7 million and credit loss expense of $0.3 million related to off-balance sheet credit exposures for the three months ended September 30, 2025 and September 30, 2024, respectively.

	Nine Months Ended September 30, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30, 2025
Beginning balance	$249	$21,040	$27,641	$4,929	$1,341	$55,200
Charge-offs	(27)	(385)	(17,250)	(207)	(1,130)	(18,999)
Recoveries	4	92	178	13	104	391
Credit loss expense(1)	242	3,700	9,661	825	880	15,308
Ending balance	$468	$24,447	$20,230	$5,560	$1,195	$51,900

For the Nine Months Ended September 30, 2024
Beginning balance	$613	$21,743	$23,759	$4,762	$623	$51,500
Allocated to banking office sale	—	(51)	(1,795)	(94)	(3)	(1,943)
Charge-offs	(4)	(2,343)	(35)	(75)	(913)	(3,370)
Recoveries	356	437	18	17	94	922
Credit loss expense (benefit)(1)	(607)	1,069	4,168	516	1,745	6,891
Ending balance	$358	$20,855	$26,115	$5,126	$1,546	$54,000
(1) The difference in the credit loss expense reported herein as compared to the Consolidated Statements of Income is associated with the credit loss expense of $0.4 million related to off-balance sheet credit exposure for the nine months ended September 30, 2025 and $0.6 million of expense for the nine months ended September 30, 2024.

The composition of the allowance for credit losses by portfolio segment based on evaluation method was as follows:

	As of September 30, 2025
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$146	$622	$24,777	$1,375	$29	$26,949
Collectively evaluated for impairment	133,466	1,274,259	2,273,851	657,658	53,445	4,392,679
Total	$133,612	$1,274,881	$2,298,628	$659,033	$53,474	$4,419,628
Allowance for credit losses:
Individually evaluated for impairment	$—	$216	$78	$53	$5	$352
Collectively evaluated for impairment	468	24,231	20,152	5,507	1,190	51,548
Total	$468	$24,447	$20,230	$5,560	$1,195	$51,900

	As of December 31, 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
Loans held for investment, net of unearned income
Individually evaluated for impairment	$208	$2,488	$15,334	$2,710	$21	$20,761
Collectively evaluated for impairment	118,843	1,124,325	2,329,347	653,672	68,679	4,294,866
Total	$119,051	$1,126,813	$2,344,681	$656,382	$68,700	$4,315,627
Allowance for credit losses:
Individually evaluated for impairment	$—	$406	$4,011	$164	$8	$4,589
Collectively evaluated for impairment	249	20,634	23,630	4,765	1,333	50,611
Total	$249	$21,040	$27,641	$4,929	$1,341	$55,200
The following tables present the amortized cost basis of collateral dependent loans, by the primary collateral type, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans:

	As of September 30, 2025
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$—	$146	$—	$146	$—
Commercial and industrial	111	359	152	622	216
Commercial real estate:
Farmland	3,470	—	—	3,470	—
Multifamily	238	—	—	238	—
Commercial real estate-other	21,069	—	—	21,069	78
Residential real estate:
One- to four- family first liens	1,123	—	—	1,123	—
One- to four- family junior liens	252	—	—	252	53
Consumer	—	29	—	29	5
Total	$26,263	$534	$152	$26,949	$352

	As of December 31, 2024
	Primary Type of Collateral
(in thousands)	Real Estate	Equipment	Other	Total	ACL Allocation
Agricultural	$208	$—	$—	$208	$—
Commercial and industrial	203	—	2,285	2,488	406
Commercial real estate:
Farmland	2,449	70	—	2,519	—
Commercial real estate-other	12,815	—	—	12,815	4,011
Residential real estate:
One- to four- family first liens	2,189	—	—	2,189	79
One- to four- family junior liens	521	—	—	521	85
Consumer	—	21	—	21	8
Total	$18,385	$91	$2,285	$20,761	$4,589

Loan Modifications to Borrowers Experiencing Financial Difficulty
Occasionally, the Company may modify loans to borrowers who are experiencing financial difficulty. Loan modifications to borrowers experiencing financial difficulty may be in the form of principal forgiveness, term extension, other-than-insignificant payment delays, interest rate reduction, or a combination thereof.
The following tables present the amortized cost basis of loans as of September 30, 2025 and September 30, 2024 that were modified during the three and nine months ended September 30, 2025 and September 30, 2024 and experiencing financial difficulty at the time of the modification by class and by type of modification:

	For the Three Months and Nine Months Ended September 30, 2025
					Combination:
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Payment Delay & Term Extension	Term Extension, Interest Rate Reduction, & Payment Delay	Total Class of Financing Receivable
Three Months Ended September 30, 2025
Agricultural	$—	$—	$121	$—	$—	$—	$—	$—	0.09%
Commercial and industrial	—	—	985	—	—	—	400	—	0.11%
CRE - Other	—	—	2,698	—	—	—	67	—	0.20%
RRE - One- to four- family first liens	—	—	—	—	—	—	56	11	0.01%
Total	$—	$—	$3,804	$—	$—	$—	$523	$11

Nine Months Ended September 30, 2025
Agricultural	$—	$—	$121	$—	$—	$—	$—	$—	0.09%
Commercial and industrial	—	111	1,199	—	15	—	465	—	0.14%
CRE - Farmland	—	—	470	—	—	—	—	—	0.24%
CRE - Other	—	596	3,300	—	—	—	447	—	0.31%
RRE - One- to four- family first liens	—	—	—	—	—	—	343	11	0.08%
Total	$—	$707	$5,090	$—	$15	$—	$1,255	$11

	For the Three Months and Nine Months Ended September 30, 2024
					Combination:
(in thousands)	Principal Forgiveness	Payment Delay	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Principal Forgiveness & Term Extension	Payment Delay & Term Extension	Term Extension, Interest Rate Reduction, & Payment Delay	Total Class of Financing Receivable
Three Months Ended September 30, 2024
Agricultural	$—	$—	$56	$—	$—	$—	$—	$—	0.05%
Commercial and industrial	—	—	552	—	—	—	—	—	0.05%
CRE - Other	—	—	1,892	—	—	—	—	—	0.14%
RRE - One- to four- family first liens	—	—	—	—	—	—	—	86	0.02%
Consumer	—	—	14	—	—	—	—	—	0.02%
Total	$—	$—	$2,514	$—	$—	$—	$—	$86

Nine Months Ended September 30, 2024
Agricultural	$—	$—	$56	$—	$—	$—	$—	$—	0.05%
Commercial and industrial	—	—	621	—	—	—	—	—	0.05%
CRE - Construction and development	—	—	224	—	—	—	—	—	0.06%
CRE - Farmland	—	—	378	—	—	—	—	—	0.21%
CRE - Other	—	—	6,786	—	—	—	—	—	0.50%
RRE - One- to four- family first liens	—	251	—	—	—	—	386	86	0.15%
RRE - One- to four- family junior liens	—	—	—	—	—	—	134	—	0.08%
Consumer	—	—	14	—	—	—	—	—	0.02%
Total	$—	$251	$8,079	$—	$—	$—	$520	$86

The Company had no additional commitments to lend amounts to the borrowers included in the previous tables as of both September 30, 2025 and September 30, 2024. For the three and nine months ended September 30, 2025, the Company had 11 modified loans totaling $1.3 million and 20 modified loans totaling $1.9 million, respectively, to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification. For the three and nine months ended September 30, 2024, the Company had 4 modified loans totaling $5.4 million and 16 modified loans totaling $6.6 million, respectively, to borrowers experiencing financial difficulty that redefaulted within 12 months subsequent to the modification.

The following tables present the performance based upon delinquency status, as of September 30, 2025 and September 30, 2024, of loans that were modified while the borrower was experiencing financial difficulty and modified in the last 12 months:

	As of September 30, 2025
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$121	$—	$—	$—	$121
Commercial and industrial	1,171	619	—	—	1,790
CRE - Farmland	470	—	—	—	470
CRE - Other	4,600	596	—	—	5,196
RRE - One- to four- family first liens	354	—	—	—	354
Total	$6,716	$1,215	$—	$—	$7,931

	As of September 30, 2024
(in thousands)	Current	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or More Past Due	Total
Agricultural	$56	$—	$—	$—	$56
Commercial and industrial	621	—	—	—	621
CRE - Construction and development	296	—	224	—	520
CRE - Farmland	378	—	—	352	730
CRE - Other	6,989	—	—	5,310	12,299
RRE - One- to four- family first liens	723	—	—	—	723
RRE - One- to four- family junior liens	148	—	—	—	148
Consumer	14	—	—	—	14
Total	$9,225	$—	$224	$5,662	$15,111

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025 and September 30, 2024:

(in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended September 30, 2025
Agricultural	$—	—%	1.5
Commercial and industrial	—	—	3.6
CRE - Other	—	—	5.0
RRE - One- to four- family first liens	—	0.37	197.5
Total	$—	0.37%	7.4

Nine Months Ended September 30, 2025
Agricultural	$—	—%	2.0
Commercial and industrial	—	6.75	7.0
CRE - Farmland	—	—	57.7
CRE - Other	—	—	9.2
RRE - One- to four- family first liens	—	0.37	179.6
Total	$—	4.09%	22.6

(in thousands)	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (Months)
Three Months Ended September 30, 2024
Agricultural	$—	—%	2.87
Commercial and industrial	—	—	12.0
CRE - Other	—	—	10.8
RRE - One- to four- family first liens	—	1.25	244.5
Consumer	—	—	18.3
Total	$—	1.25%	18.7

Nine Months Ended September 30, 2024
Agricultural	$—	—%	2.9
Commercial and industrial	—	—	10.0
CRE - Construction and development	—	—	0.8
CRE - Farmland	—	—	5.4
CRE - Other	—	—	8.1
RRE - One- to four- family first liens	—	1.25	216.3
RRE - One- to four- family junior liens	—	—	122.0
Consumer	—	—	20.2
Total	$—	1.25%	20.2

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

	As of September 30, 2025			As of December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Assets	Liabilities		Assets	Liabilities
Designated as hedging instruments:
Fair value hedges:
Interest rate swaps - loans	$55,648	$1,484	$1,362	$49,486	$2,416	$294
Interest rate swaps - securities	—	—	—	150,000	—	239
Cash flow hedges
Interest rate swaps	150,000	93	85	200,000	813	26
Total	$205,648	$1,577	$1,447	$399,486	$3,229	$559

Not designated as hedging instruments:
Interest rate swaps	$750,277	$19,160	$19,178	$697,969	$21,145	$21,153
RPAs - participated out contracts	55,444	10	—	55,088	4	—
RPAs - participated in contracts	29,000	—	—	29,982	—	—
Interest rate lock commitments	3,639	48	—	912	10	—
Interest rate forward loan sales contracts	4,569	1	—	1,312	9	—
Total	$842,929	$19,219	$19,178	$785,263	$21,168	$21,153

Derivatives Designated as Hedging Instruments
The Company uses derivative instruments to hedge its exposure to economic risks. Certain hedging relationships are formally designated and qualify for hedge accounting under GAAP as fair value or cash flow hedges.
Fair Value Hedges - Derivatives are designated as fair value hedges to limit the Company's exposure to changes in the fair value of assets or liabilities due to movements in interest rates. The Company entered into pay-fixed receive-floating interest rate swaps to manage its exposure to changes in fair value in certain fixed-rate assets, including AFS debt securities and loans. As of September 30, 2025, the Company no longer holds any pay-fixed receive-floating interest rate swaps on the securities portfolio as these swaps have matured and no new swaps have been entered into. The gain or loss on the loan fair value hedge derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income. The change in the fair value of the available for sale securities attributable to changes in the hedged risk was recorded in accumulated other comprehensive income and subsequently reclassified into interest income, as applicable, in the same period(s) to offset the changes in the fair value of the swap, which was also recognized in interest income.

Cash Flow Hedges - Derivatives are designated as cash flow hedges in order to minimize the variability in cash flows of earning assets or forecasted transactions caused by movement in interest rates. The Company has previously entered into pay-fixed receive-floating interest rate swaps to hedge against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on the Company's variable rate debt, including brokered deposits. The gain or loss on the derivatives is recorded in accumulated other comprehensive income and subsequently reclassified into interest expense, as applicable, in the same period(s) during which the hedged transaction affects earnings. During the 12 months following September 30, 2025, the Company estimates that an additional $14 thousand of income will be reclassified into interest expense.
The table below presents the effect of cash flow hedge accounting on AOCI for the three and nine months ended September 30, 2025 and 2024:

	Amount of Gain (Loss) Recognized in AOCI on Derivative		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain Reclassified from AOCI into Income
	Three Months Ended September 30,			Three Months Ended September 30,
(in thousands)	2025	2024		2025	2024
Interest rate swaps	$70	$(2,388)	Interest Expense	$237	$763

	Nine Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2025	2024		2025	2024
Interest rate swaps	$16	$1,162	Interest Expense	$796	$2,338

The table below presents the effect of the Company’s derivative financial instruments designated as hedging instruments on the consolidated statements of income for the periods indicated:

	Location and Amount of Gain or Loss Recognized in Income on Hedging Relationships
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
(in thousands)	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income	Interest Income	Other Income
Income and expense included in the consolidated statements of income related to the effects of fair value hedges are recorded	$164	$—	$446	$—	$285	$—	$1,336	$—

The effects of fair value hedging:
Gain (loss) on fair value hedging relationships in subtopic 815-20:
Interest contracts - loans:
Hedged items	308	—	2,135	—	2,007	—	1,139	—
Derivative designated as hedging instruments	(145)	—	(1,852)	—	(1,527)	—	(322)	—

Interest contracts - securities:
Hedged items	—	—	687	—	(224)	—	(299)	—
Derivative designated as hedging instruments	—	—	(524)	—	31	—	819	—

As of September 30, 2025, the following amounts were recorded on the balance sheet related to cumulative basis adjustment for fair value hedges:

Line Item in the Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset
(in thousands)
Loans	$55,580	$(121)

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

The following table presents the net gains (losses) recognized on the consolidated statements of income related to the derivatives not designated as hedging instruments for the periods indicated:

	Location in the Consolidated Statements of Income	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)		2025	2024	2025	2024
Interest rate swaps	Other income	$—	$(6)	$(10)	$(5)
RPAs	Other income	2	5	6	12
Interest rate lock commitments	Loan revenue	(1)	(10)	38	(10)
Interest rate forward loan sales contracts	Loan revenue	21	(14)	(8)	21
Total		$22	$(25)	$26	$18

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

The table below presents gross derivatives and the respective collateral received or pledged in the form of other financial instruments as of September 30, 2025 and December 31, 2024, which are generally marketable securities and/or cash. The collateral amounts in the table below are limited to the outstanding balances of the related asset or liability (after netting is applied); thus instances of over-collateralization are not shown. Further, the net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the consolidated balance sheets.

				Gross Amounts Not Offset in the Balance Sheet
(in thousands)	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts presented in the Balance Sheet	Financial Instruments	Cash Collateral Received / Paid	Net Assets /Liabilities
As of September 30, 2025
Asset Derivatives	$20,796	$—	$20,796	$—	$10,737	$10,059
Liability Derivatives	20,625	—	20,625	—	8,200	12,425

As of December 31, 2024
Asset Derivatives	$24,397	$—	$24,397	$—	$17,011	$7,386
Liability Derivatives	21,712	—	21,712	—	110	21,602
Credit-risk-related Contingent Features
The Company has an unsecured federal funds line with its institutional derivative counterparties. The Company has an agreement with its institutional derivative counterparties that contains a provision under which, if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has an agreement with its derivative counterparties that contains a provision under which the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. As of September 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $9.8 million.

6.    Goodwill and Intangible Assets
The following table presents the changes in the carrying amount of goodwill as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Goodwill, beginning of period	$69,788	$62,477
Established in acquisition	—	9,041
Allocated to divestiture	—	(1,730)
Total goodwill, end of period	$69,788	$69,788
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
The following table presents the gross carrying amount, accumulated amortization, and net carrying amount of other intangible assets as of the dates indicated:

	As of September 30, 2025			As of December 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$65,345	$(51,169)	$14,176	$65,345	$(47,388)	$17,957
Customer relationship intangible	5,265	(5,265)	—	5,265	(5,243)	22
	$70,610	$(56,434)	$14,176	$70,610	$(52,631)	$17,979
Indefinite-lived trade name intangible			7,040			7,040
Total other intangible assets, net			$21,216			$25,019
The following table provides the estimated future amortization expense for the remaining three months of the year ending December 31, 2025 and the succeeding annual periods:

(in thousands)	Core Deposit Intangible
2025	$1,143
2026	3,840
2027	2,757
2028	2,110
2029	1,681
Thereafter	2,645
Total	$14,176

7.    Other Assets
The components of the Company's other assets as of September 30, 2025 and December 31, 2024 were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Bank-owned life insurance	$99,362	$99,810
Interest receivable	29,707	26,467
FHLB stock	5,205	5,156
Mortgage servicing rights	11,144	12,232
Operating lease right-of-use assets, net	2,205	1,576
Federal and state income taxes, current	5,518	8,282
Federal and state income taxes, deferred	41,483	58,127
Derivative assets	20,796	24,397
Other receivables/assets	21,509	16,783
	$236,929	$252,830

8.    Deposits
The following table presents the composition of our deposits as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Noninterest bearing deposits	$958,080	$951,423
Interest checking deposits	1,210,637	1,258,191
Money market deposits	972,139	1,053,988
Savings deposits	912,879	820,549
Time deposits of $250 and under	1,045,104	1,026,793
Time deposits over $250	380,157	367,038
Total deposits	$5,478,996	$5,477,982

The Company had $24.4 million and $25.3 million in reciprocal time deposits as of September 30, 2025 and December 31, 2024, respectively. Included in money market deposits at September 30, 2025 and December 31, 2024 were $134.1 million and $156.2 million, respectively, of interest-bearing reciprocal deposits. Included in noninterest bearing deposits at September 30, 2025 and December 31, 2024 were $100.1 million and $95.0 million, respectively, of noninterest-bearing reciprocal deposits. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to distribute deposits that exceed the FDIC insurance coverage limits to numerous institutions in order to provide insurance coverage for all participating deposits. In addition, included within the time deposits of $250 thousand and under was $200.0 million of brokered deposits as of both September 30, 2025 and December 31, 2024.

As of September 30, 2025 and December 31, 2024, the Company had public entity deposits, which were collateralized by investment securities balances of $12.9 million and $19.9 million, respectively. As of September 30, 2025 and December 31, 2024, the public entity deposits were also collateralized by FHLB letters of credit totaling $134.1 million and $116.1 million, respectively.

9.    Short-Term Borrowings
The following table summarizes the Company's short-term borrowings as of the dates indicated:

	September 30, 2025		December 31, 2024
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Securities sold under agreements to repurchase	—%	$—	0.70%	$3,186

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
Federal Home Loan Bank Advances: The Bank has a secured line of credit with the FHLBDM. At September 30, 2025 and December 31, 2024, the Company had FHLB borrowing capacity of $909.8 million and $624.0 million, respectively. Advances from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. See Note 4. Loans Receivable and the Allowance for Credit Losses.
Federal Funds Purchased: The Bank has unsecured federal funds lines totaling $135.0 million from multiple correspondent banking relationships. There were no borrowings from such lines outstanding at either September 30, 2025 or December 31, 2024.
Federal Reserve Bank Borrowing: At both September 30, 2025 and December 31, 2024, the Company had no Federal Reserve Discount Window borrowings outstanding, while its borrowing capacity was $274.7 million as of September 30, 2025 and $330.1 million as of December 31, 2024. As of September 30, 2025 and December 31, 2024, the bank had pledged debt securities with a market value of $289.0 million and $353.9 million, respectively.
Unsecured Line of Credit: The Company has a credit agreement with a correspondent bank with a revolving commitment of $25.0 million. The credit agreement was amended on July 29, 2025 such that the revolving commitment matures on September 30, 2026, with no other alterations made to the fee structure or interest rate. Fees are paid on the average daily unused revolving commitment in the amount of 0.30% per annum. Interest is payable at a rate equal to the monthly reset term SOFR rate plus 1.55%. The Company had no borrowings outstanding under this revolving credit facility as of both September 30, 2025 and December 31, 2024.

10.    Long-Term Debt
Junior Subordinated Notes Issued to Capital Trusts
The table below summarizes the terms of each issuance of junior subordinated notes outstanding as of the dates indicated:

		September 30,	December 31,		September 30,	December 31,
		2025	2024		2025	2024
(in thousands)	Face Value	Book Value		Interest Rate(1)	Rate		Maturity Date	Callable Date
ATBancorp Statutory Trust I	$7,732	$7,050	$7,014	1.68% Margin	5.98%	6.30%	06/15/2036	06/15/2011
ATBancorp Statutory Trust II	12,372	11,156	11,103	1.65% Margin	5.95%	6.27%	09/15/2037	06/15/2012
Barron Investment Capital Trust I	2,062	1,907	1,888	2.15% Margin	6.42%	6.75%	09/23/2036	09/23/2011
Central Bancshares Capital Trust II	7,217	7,028	7,002	3.50% Margin	7.80%	8.12%	03/15/2038	03/15/2013
MidWestOne Statutory Trust II	15,464	15,464	15,464	1.59% Margin	5.89%	6.21%	12/15/2037	12/15/2012
Total	$44,847	$42,605	$42,471

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
Subordinated Debentures
On July 28, 2020, the Company completed the private placement offering of $65.0 million of its 5.75% Fixed-to-Floating Rate Subordinated Notes due July 30, 2030, of which $63.75 million had been exchanged for subordinated notes registered under the Securities Act of 1933. On June 24, 2025, the Company provided notice to the trustee of its intent to redeem all $65.0 million aggregate principal of the subordinated notes, which were set to reprice on July 30, 2025 at a floating rate of three-month term SOFR plus 5.68%. The redemption was completed on July 30, 2025. The Company had no outstanding subordinated debentures at September 30, 2025 and $65.0 million aggregate principal of subordinated debentures at December 31, 2024.
Other Long-Term Debt
Other long-term borrowings were as follows as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(in thousands)	Weighted Average Rate	Balance	Weighted Average Rate	Balance
Finance lease payable	8.89%	$228	8.89%	$398
FHLB borrowings	—	5,140	—	4,239
Note payable to unaffiliated bank	6.03	50,000	6.10	2,000
Total	5.48%	$55,368	2.37%	$6,637
On July 29, 2025, the Company entered into a $50.0 million senior term note structured as a 5-year maturity, 7-year amortization facility, bearing interest at a floating rate of 1-month term SOFR plus 1.75%. Principal and interest are payable quarterly, with interest payments beginning September 30, 2025 and principal installments beginning December 30, 2025. The credit agreement includes customary covenants requiring the Company to, among other things, maintain minimum levels of both regulatory capital and certain financial ratios; the Company certifies compliance with the covenants on a quarterly basis.
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
As of September 30, 2025, the Company had outstanding FHLB borrowings of $4.2 million due in 2029 with a 0% fixed interest rate and $0.9 million due in 2030 with a 0% fixed interest rate.

11.    Earnings per Share
The following table presents the computation of basic and diluted earnings (loss) per common share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Basic Earnings (Loss) Per Share:
Net income (loss)	$17,015	$(95,707)	$42,133	$(76,619)
Weighted average shares outstanding	20,681,991	15,829,032	20,764,581	15,771,924
Basic earnings (loss) per common share	$0.82	$(6.05)	$2.03	$(4.86)

Diluted Earnings (Loss) Per Share:
Net income (loss)	$17,015	$(95,707)	$42,133	$(76,619)
Weighted average shares outstanding, including all dilutive potential shares	20,718,431	15,829,032	20,800,812	15,771,924
Diluted earnings (loss) per common share	$0.82	$(6.05)	$2.03	$(4.86)

The weighted average shares that have an antidilutive effect in the calculation of diluted (loss) earnings per common share and have been excluded from the computation above were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Dilutive shares(1)	—	42,195	—	33,643
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
As of both September 30, 2025 and December 31, 2024, the Bank was not required to maintain reserve balances in cash on hand or on deposit with Federal Reserve Banks, and therefore no amounts were held in reserve for each of these periods.

A comparison of the Company's and the Bank's capital, with the corresponding minimum regulatory requirements in effect at September 30, 2025 and December 31, 2024, is presented below:

	Actual		For Capital Adequacy Purposes With Capital Conservation Buffer(1)		To Be Well Capitalized Under Prompt Corrective Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2025
Consolidated:
Total capital/risk weighted assets	$658,273	13.08%	$528,498	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	601,387	11.95	427,832	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	558,782	11.10	352,332	7.00	N/A	N/A
Tier 1 leverage capital/average assets	601,387	9.73	247,243	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$697,758	13.92%	$526,472	10.50%	$501,402	10.00%
Tier 1 capital/risk weighted assets	640,872	12.78	426,191	8.50	401,121	8.00
Common equity tier 1 capital/risk weighted assets	640,872	12.78	350,981	7.00	325,911	6.50
Tier 1 leverage capital/average assets	640,872	10.38	247,017	4.00	308,771	5.00

At December 31, 2024
Consolidated:
Total capital/risk weighted assets	$692,834	14.07%	$517,026	10.50%	N/A	N/A
Tier 1 capital/risk weighted assets	570,896	11.59	418,545	8.50	N/A	N/A
Common equity tier 1 capital/risk weighted assets	528,425	10.73	344,684	7.00	N/A	N/A
Tier 1 leverage capital/average assets	570,896	9.15	249,689	4.00	N/A	N/A
MidWestOne Bank:
Total capital/risk weighted assets	$688,190	14.02%	$515,575	10.50%	$491,024	10.00%
Tier 1 capital/risk weighted assets	631,252	12.86	417,370	8.50	392,819	8.00
Common equity tier 1 capital/risk weighted assets	631,252	12.86	343,717	7.00	319,166	6.50
Tier 1 leverage capital/average assets	631,252	10.12	249,584	4.00	311,980	5.00
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
The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. The following table summarizes the Bank’s commitments as of the dates indicated:

	September 30, 2025	December 31, 2024
(in thousands)
Commitments to extend credit	$1,125,039	$1,073,297
Commitments to sell loans	12,690	749
Standby letters of credit	37,344	7,440
Total	$1,175,073	$1,081,486
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

Liability for Off-Balance Sheet Credit Losses: The Company records a liability for off-balance sheet credit losses through a charge to credit loss expense (or a reversal of credit loss expense) on the Company's consolidated statements of income and other liabilities on the Company's consolidated balance sheets. At September 30, 2025 and December 31, 2024, the liability for off-balance-sheet credit losses totaled $5.0 million and $4.6 million, respectively. For the nine months ended September 30, 2025, $0.4 million of credit loss expense was recorded, with $0.6 million of credit loss expense recorded for the nine months ended September 30, 2024.
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

Concentrations of Credit Risk: Substantially all of the Bank’s loans, commitments to extend credit and standby letters of credit have been granted to customers in the Bank’s market areas. Although the loan portfolio of the Bank is diversified, approximately 63% of the loans were real estate loans, excluding farmland, and approximately 7% were agriculturally related as of September 30, 2025. The concentrations of credit by type of loan are set forth in Note 4. Loans Receivable and the Allowance for Credit Losses. Commitments to extend credit are primarily related to commercial loans and home equity loans. Standby letters of credit were granted primarily to commercial borrowers. Investments in securities issued by state and political subdivisions involve certain governmental entities within Iowa and Minnesota. The carrying value of investment securities of Iowa and Minnesota political subdivisions totaled 25% and 16%, respectively, as of September 30, 2025.

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

Recurring Basis
The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, by level within the fair value hierarchy:

	Fair Value Measurement at September 30, 2025 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Treasury securities	$20,981	$—	$20,981	$—
U.S. Government agencies and corporations	20,097	—	20,097	—
State and political subdivisions	128,071	—	128,071	—
Mortgage-backed securities	301,850	—	301,850	—
Collateralized loan obligations	8,582	—	8,582	—
Collateralized mortgage obligations	583,889	—	583,889	—
Corporate debt securities	112,186	—	112,186	—
Derivative assets	20,796	—	20,748	48
Mortgage servicing rights	11,144	—	11,144	—

Liabilities:
Derivative liabilities	$20,625	$—	$20,625	$—

	Fair Value Measurement at December 31, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Available for sale debt securities:
U.S. Treasury securities	$50,399	$—	$50,399	$—
U.S. Government agencies and corporations	9,941	—	9,941	—
State and political subdivisions	135,720	—	135,720	—
Mortgage-backed securities	323,439	—	323,439	—
Collateralized loan obligations	48,869	—	48,869	—
Collateralized mortgage obligations	646,109	—	646,109	—
Corporate debt securities	113,956	—	113,956	—
Derivative assets	24,397	—	24,387	10
Mortgage servicing rights	12,232	—	12,232	—

Liabilities:
Derivative liabilities	$21,712	$—	$21,712	$—

There were no transfers of assets between Level 3 and other levels of the fair value hierarchy during the nine months ended September 30, 2025 or the year ended December 31, 2024. Changes in the fair value of available for sale debt securities, including the changes attributable to the hedged risk, are included in other comprehensive income.
The following table presents the valuation technique, significant unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(in thousands)	September 30, 2025	December 31, 2024	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Interest rate lock commitments	$48	$10	Quoted or published market prices of similar instruments, adjusted for factors such as pull-through rate assumptions	Pull-through rate	73%	-	100%	83%

Nonrecurring Basis
The following table presents assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value Measurement at September 30, 2025 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$11,067	$—	$—	$11,067
Foreclosed assets, net	3,952	—	—	3,952

	Fair Value Measurement at December 31, 2024 Using
(in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent individually analyzed loans	$10,697	$—	$—	$10,697
Foreclosed assets, net	3,337	—	—	3,337

The following table presents the valuation technique(s), unobservable inputs, and quantitative information about the unobservable inputs used for fair value measurements of the financial instruments held by the Company and categorized within Level 3 of the fair value hierarchy at the dates indicated:

	Fair Value at
(in thousands)	September 30, 2025	December 31, 2024	Valuation Techniques(s)	Unobservable Input	Range of Inputs			Weighted Average
Collateral dependent individually analyzed loans	$11,067	$10,697	Fair value of collateral	Valuation adjustments	7%	-	55%	30%
Foreclosed assets, net	$3,952	$3,337	Fair value of collateral	Valuation adjustments	8%	-	50%	15%
Changes in assumptions or estimation methodologies may have a material effect on these estimated fair values.
Carrying Amount and Estimated Fair Value of Financial Instruments
The carrying amount and estimated fair value of financial instruments at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$272,241	$272,241	$272,241	$—	$—
Debt securities available for sale	1,175,656	1,175,656	—	1,175,656	—
Loans held for sale	12,690	14,017	—	14,017	—
Loans held for investment, net	4,367,728	4,315,524	—	—	4,315,524
Interest receivable	29,707	29,707	—	29,707	—
FHLB stock	5,205	5,205	—	5,205	—
Derivative assets	20,796	20,796	—	20,748	48
Financial liabilities:
Noninterest bearing deposits	958,080	958,080	958,080	—	—
Interest bearing deposits	4,520,916	4,481,025	3,095,655	1,385,370	—
Finance leases payable	228	228	—	228	—
FHLB borrowings	5,140	4,942	—	4,942	—
Junior subordinated notes issued to capital trusts	42,605	37,975	—	37,975	—
Other long-term debt	50,000	50,000	—	50,000	—
Derivative liabilities	20,625	20,625	—	20,625	—

	December 31, 2024
(in thousands)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$204,895	$204,895	$204,895	$—	$—
Debt securities available for sale	1,328,433	1,328,433	—	1,328,433	—
Loans held for sale	749	758	—	758	—
Loans held for investment, net	4,260,427	4,156,142	—	—	4,156,142
Interest receivable	26,467	26,467	—	26,467	—
FHLB stock	5,156	5,156	—	5,156	—
Derivative assets	24,397	24,397	—	24,387	10
Financial liabilities:
Noninterest bearing deposits	951,423	951,423	951,423	—	—
Interest bearing deposits	4,526,559	4,508,773	3,132,728	1,376,045	—
Short-term borrowings	3,186	3,186	3,186	—	—
Finance leases payable	398	398	—	398	—
FHLB borrowings	4,239	4,064	—	4,064	—
Junior subordinated notes issued to capital trusts	42,471	37,845	—	37,845	—
Subordinated debentures	64,268	63,469	—	63,469	—
Other long-term debt	2,000	2,000	—	2,000	—
Derivative liabilities	21,712	21,712	—	21,712	—
15.    Leases
The Company's lease commitments consist primarily of real estate property for banking offices and office space with terms extending through 2045. Substantially all of the Company's leases are classified as operating leases, with the Company holding only one existing finance lease for a banking office location with a lease term through 2026.

(in thousands)	Classification	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	Other assets	$2,205	$1,576
Finance lease right-of-use asset	Premises and equipment, net	88	159
Total right-of-use assets		$2,293	$1,735

Operating lease liability	Other liabilities	$2,727	$2,179
Finance lease liability	Long-term debt	228	398
Total lease liabilities		$2,955	$2,577

Weighted-average remaining lease term:	Operating leases	11.73 years	12.26 years
	Finance lease	0.92 years	1.67 years
Weighted-average discount rate:	Operating leases	4.76%	4.92%
	Finance lease	8.89%	8.89%

The following table represents lease costs and other lease information for the periods indicated. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Lease Costs
Operating lease cost	$165	$192	$510	$813
Variable lease cost	20	16	47	29
Interest on lease liabilities(1)	6	10	20	35
Amortization of right-of-use assets	24	24	72	72
Net lease cost	$215	$242	$649	$949

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$344	$379	$1,085	$1,895
Operating cash flows from finance lease	6	10	20	35
Finance cash flows from finance lease	58	52	170	152

Supplemental non-cash information on lease liabilities:
Right-of-use assets obtained in exchange for new operating lease liabilities	—	58	1,009	253
(1)Included in long-term debt interest expense in the Company’s consolidated statements of income. All other lease costs in this table are included in occupancy expense of premises, net.
Future minimum payments for finance leases and operating leases with initial or remaining terms of one year or more for the remaining three months ending December 31, 2025 and the succeeding annual periods were as follows:

(in thousands)	Finance Leases	Operating Leases
December 31, 2025	$65	$192
December 31, 2026	172	685
December 31, 2027	—	519
December 31, 2028	—	360
December 31, 2029	—	325
Thereafter	—	1,555
Total undiscounted lease payment	$237	$3,636
Amounts representing interest	(9)	(909)
Lease liability	$228	$2,727

16.    Accumulated Other Comprehensive Income (Loss)

The following tables summarize the changes in accumulated other comprehensive income (loss) by component, net of tax for the periods indicated:

Three Months Ended September 30,
(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Total
Balance, June 30, 2024	$(65,366)	$5,251	$1,980	$(58,135)
Other comprehensive (loss) income before reclassifications	(102,822)	265	(1,783)	(104,340)
Amounts reclassified from AOCI	104,203	—	(570)	103,633
Net current-period other comprehensive (loss) income	1,381	265	(2,353)	(707)
Reclassification of HTM securities to AFS	5,516	(5,516)	—	—
Balance, September 30, 2024	$(58,469)	$—	$(373)	$(58,842)

Balance, June 30, 2025	$(57,687)	$—	$130	$(57,557)
Other comprehensive income before reclassifications	8,306	—	52	8,358
Amounts reclassified from AOCI	—	—	(177)	(177)
Net current-period other comprehensive income (loss)	8,306	—	(125)	8,181
Balance, September 30, 2025	$(49,381)	$—	$5	$(49,376)

Nine Months Ended September 30,
(in thousands)	Unrealized Gain (Loss) from AFS Debt Securities	Reclassification of AFS Debt Securities to HTM	Unrealized Gain (Loss) from Cash Flow Hedging Instruments	Total
Balance, December 31, 2023	$(69,915)	$4,511	$505	$(64,899)
Other comprehensive (loss) income before reclassifications	(98,958)	1,005	868	(97,085)
Amounts reclassified from AOCI	104,888	—	(1,746)	103,142
Net current-period other comprehensive income (loss)	5,930	1,005	(878)	6,057
Reclassification of HTM securities to AFS	5,516	(5,516)	—	—
Balance, September 30, 2024	$(58,469)	$—	$(373)	$(58,842)

Balance, December 31, 2024	$(73,350)	$—	$588	$(72,762)
Other comprehensive income before reclassifications	23,827	—	12	23,839
Amounts reclassified from AOCI	142	—	(595)	(453)
Net current-period other comprehensive income (loss)	23,969	—	(583)	23,386
Balance, September 30, 2025	$(49,381)	$—	$5	$(49,376)
The following table presents reclassifications out of AOCI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Investment securities (gains) losses, net	$—	$140,182	$(33)	$140,113
Interest income	—	—	223	299
Interest expense	(237)	(1,450)	(796)	(2,338)
Income tax benefit (expense)	60	(35,099)	153	(34,932)
Net of tax	$(177)	$103,633	$(453)	$103,142

17.    Subsequent Events
On October 28, 2025, the board of directors of the Company declared a cash dividend of $0.2425 per share, payable on December 15, 2025 to shareholders of record as of the close of business on December 1, 2025.

On October 23, 2025, the Company entered into a Merger Agreement with Nicolet, pursuant to which the Company will merge with and into Nicolet, with Nicolet as the surviving entity of the Merger. Immediately following the Merger, and subject to the occurrence of the Merger, MidWestOne Bank, will merge with and into Nicolet National Bank, Nicolet's wholly-owned subsidiary bank, with Nicolet National Bank as the surviving entity of such Merger. Nicolet will exchange shares of its common stock for all of the issued and outstanding shares of MidWestOne common stock, in an all-stock transaction. MidWestOne shareholders will be entitled to receive 0.3175 of a share of Nicolet common stock for each share of MidWestOne common stock they own upon the effective time of the Merger, for aggregate merger consideration valued at approximately $864 million, or $41.37 per share, based on Nicolet’s closing stock price of $130.31 as of October 22, 2025, the trading day immediately prior to the announcement of the transaction. Upon completion of the Merger, the shares issued to MidWestOne shareholders are expected to comprise 30% of the outstanding shares of the combined company.
The Company has evaluated events that have occurred subsequent to September 30, 2025, and has concluded there are no other subsequent events that would require recognition in the accompanying consolidated financial statements.

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

Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have an impact on our ability to achieve operating results, growth plan goals and future prospects include, but are not limited to, the following:

•the effects of changes in interest rates, including on our net income, the volatility of our rate-sensitive deposits, and the value of our securities portfolio;
•fluctuations in the value of our investment securities;
•effects on the U.S. economy resulting from the threat or implementation of, or changes to existing, policies and executive orders, including concerning tariffs, immigration, regulatory or other governmental agencies, DEI and ESG initiative trends, consumer protection policies, fiscal policies, and foreign policy and tax regulations;
•asset/liability matching risks and liquidity risks;
•the ability to successfully manage liquidity risk, which may increase dependence on non-core funding sources such as brokered deposits, and may negatively impact the Company’s cost of funds;
•the concentration of large deposits from certain clients, including those who have balances above current FDIC insurance limits;
•credit quality deterioration, pronounced and sustained reduction in real estate market values, or other uncertainties, including the impact of inflationary pressures and future monetary policies of the Federal Reserve in response thereto on economic conditions and our business, which may result in an increase in the allowance for credit losses, an increase in the credit loss expense, and a reduction in net earnings;
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
•the risks of mergers or and other strategic transactions (including our previously-announced transaction with Nicolet), including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth and/or expense savings from such transactions;
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
In the first quarter of 2025, MidWestOne Bank reclassified $11.0 million of credit card receivables to loans held for sale. The sale closed in October 2025.
On October 23, 2025, the Company entered into a Merger Agreement with Nicolet, pursuant to which the Company will merge with and into Nicolet, with Nicolet as the surviving entity of the Merger. Immediately following the Merger, and subject to the occurrence of the Merger, MidWestOne Bank, will merge with and into Nicolet National Bank, Nicolet's wholly-owned subsidiary bank, with Nicolet National Bank as the surviving entity of such merger. The transaction is expected to be completed in the first half of 2026.
The Bank is focused on delivering relationship-based banking products and services to its customers. The Bank offers commercial, real estate, agricultural, credit card, and consumer loans as well as transaction, savings, and time deposit accounts. Complementary to our loan and deposit products, the Bank provides products and services including treasury management, Zelle, online and mobile banking, credit and debit cards, ATMs, and safe deposit boxes. The Bank also provides expertise in specialty business lines, such as: public finance, sponsor finance, SBA, and agribusiness. Further, the Bank offers wealth management services including the administration of estates, trusts, and conservatorships, as well as financial planning, investment advisory, and brokerage services (the latter of which is provided through an arrangement with a third-party registered broker-dealer).
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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and the statistical information and financial data appearing in this report as well as our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025. Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be attained for any other period.
FINANCIAL SUMMARY
The Company reported net income for the three months ended September 30, 2025 of $17.0 million, an increase of $112.7 million, compared to net loss of $95.7 million for the three months ended September 30, 2024, with diluted earnings (loss) per share of $0.82 and $(6.05) for the three months ended September 30, 2025 and 2024, respectively. Adjusted earnings (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) for the three months ended September 30, 2025 were $18.1 million, compared to $9.1 million for the three months ended September 30, 2024, with adjusted earnings per share (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) of $0.87 and $0.58 for the three months ended September 30, 2025 and 2024, respectively.
For the nine months ended September 30, 2025, the Company reported net income of $42.1 million, an increase of $118.8 million, compared to net loss of $76.6 million for the nine months ended September 30, 2024, with diluted earnings (loss) per share of $2.03 and $(4.86) for the nine months ended September 30, 2025 and 2024, respectively. Adjusted earnings (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) for the nine months ended September 30, 2025 were $43.5 million, compared to $21.8 million for the nine months ended September 30, 2024, with adjusted earnings per share (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) of $2.09 and $1.38 for the nine months ended September 30, 2025 and 2024, respectively.

The periods as of and for the three and nine months ended September 30, 2025 were also highlighted by the following results:

Balance Sheet:
•Total assets increased to $6.25 billion at September 30, 2025 from $6.24 billion at December 31, 2024, primarily driven by higher cash and loan volumes, partially offset by lower security volumes.
•Total debt securities AFS at September 30, 2025 were $1.18 billion, as compared to $1.33 billion at December 31, 2024.
•Gross loans held for investment increased $100.9 million, from $4.33 billion at December 31, 2024 to $4.43 billion at September 30, 2025, primarily due to organic loan growth and higher line of credit usage, partially offset by the reclassification of $11.0 million of credit card receivables to loans held for sale in the first quarter of 2025.
•Nonperforming assets increased $8.8 million, from $25.2 million at December 31, 2024, to $33.9 million at September 30, 2025.
•The allowance for credit losses was $51.9 million, or 1.17% of total loans, at September 30, 2025, compared with $55.2 million, or 1.28% of total loans, at December 31, 2024.
•Total deposits increased $1.0 million to $5.48 billion at September 30, 2025 when compared to December 31, 2024.
•There were no short-term borrowings at September 30, 2025, compared to $3.2 million of short-term borrowings at December 31, 2024. Long-term debt decreased to $98.0 million at September 30, 2025, from $113.4 million at December 31, 2024, primarily due to the redemption of the entire $65.0 million outstanding principal of the Company's 5.75% Fixed-to-Floating Rate Subordinated Notes on July 30, 2025, utilizing a combination of cash on hand and proceeds from a $50.0 million senior term note that closed on July 29, 2025.
•The Company was well-capitalized with a total risk-based capital ratio of 13.08% at September 30, 2025.

Income Statement:
Three Months Ended September 30, 2025 and 2024:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $52.2 million for the third quarter of 2025, an increase of $13.4 million, from $38.8 million in the third quarter of 2024. The increase in tax equivalent net interest income was primarily due to a decrease in interest expense on borrowed funds and interest-bearing deposits of $5.4 million and $2.8 million, respectively, coupled with increases of $2.2 million, $1.3 million, and $1.7 million in investment securities income, loan interest income, and other interest income, respectively.
•Credit loss expense of $2.1 million was recorded during the third quarter of 2025, compared to credit loss expense of $1.5 million recorded in the third quarter of 2024.
•Noninterest income increased $140.6 million, from noninterest loss of $130.4 million in the third quarter of 2024, to noninterest income of $10.3 million in the third quarter of 2025, primarily due to the balance sheet-repositioning related securities impairment of $140.4 million recognized in the third quarter of 2024, coupled with an increase of $0.7 million in investment services and trust activities revenue.
•Noninterest expense increased $1.8 million, from $35.8 million in the third quarter of 2024, to $37.6 million in the third quarter of 2025, primarily due to an increase of $2.4 million in compensation and employee benefits.
Nine Months Ended September 30, 2025 and 2024:
•Tax equivalent net interest income (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent) was $152.0 million for the nine months ended September 30, 2025, an increase of $39.4 million from the nine months ended September 30, 2024. The increase in tax equivalent net interest income was due primarily to declines in interest expense on borrowed funds and interest bearing deposits of $16.4 million and $8.4 million, respectively, coupled with an increase of $7.4 million in interest income earned from investment securities, an increase of $3.6 million in loan interest income, and an increase of $3.8 million in other interest income.
•Credit loss expense of $15.7 million was recorded in the first nine months of 2025, as compared to credit loss expense of $7.5 million for the first nine months of 2024. Credit loss expense in the first nine months of 2025 primarily reflected the specific reserve established in connection with a single CRE office credit, coupled with an increase of $0.4 million in the reserve for unfunded loan commitments.
•Noninterest income increased $129.7 million, from noninterest loss of $99.1 million for the nine months ended September 30, 2024, to noninterest income of $30.6 million in the first nine months of 2025, primarily due to the balance sheet-repositioning related securities impairment of $140.4 million recognized in the third quarter of 2024. Also contributing to the increase were increases of $0.9 million and $0.4 million in investment services and trust activities revenue and loan revenue, respectively. Partially offsetting these increases was a decline in other revenue stemming primarily from the $11.1 million gain realized in connection with the sale of our Florida banking operations in the second quarter of 2024.

•Noninterest expense increased $2.6 million, from $107.1 million for the nine months ended September 30, 2024, to $109.7 million in the first nine months of 2025, and was largely driven by increases of $2.7 million and $1.3 million in compensation and employee benefits and other expense, respectively. These increases were partially offset by lower intangible amortization, FDIC insurance costs, and foreclosed assets, net costs, which decreased $0.9 million, $0.4 million, and $0.3 million, respectively.
Critical Accounting Estimates
Management has identified the accounting policies related to the ACL to be critical accounting policies. Information about our critical accounting estimates is included under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025, and there have been no material changes in these critical accounting policies since December 31, 2024.
RESULTS OF OPERATIONS
Comparison of Operating Results for the Three Months Ended September 30, 2025 and September 30, 2024
Summary

	As of or for the Three Months Ended September 30,
(in thousands, except per share amounts)	2025	2024
Net Interest Income	$51,008	$37,521
Noninterest Income (Loss)	10,253	(130,388)
Total Revenue, Net of Interest Expense	61,261	(92,867)
Credit Loss Expense	2,132	1,535
Noninterest Expense	37,637	35,798
Income (Loss) Before Income Tax Expense	21,492	(130,200)
Income Tax Expense (Benefit)	4,477	(34,493)
Net Income (Loss)	17,015	(95,707)
Adjusted Earnings(1)	$18,054	$9,141
Diluted Earnings (Loss) Per Share	$0.82	$(6.05)
Adjusted Earnings Per Share(1)	0.87	0.58

Return on Average Assets	1.09%	(5.78)%
Return on Average Equity	11.34	(69.05)
Return on Average Tangible Equity(1)	14.08	(82.78)
Efficiency Ratio(1)	58.21	70.32
Dividend Payout Ratio	29.57	(n/m)
Common Equity Ratio	9.70	8.58
Tangible Common Equity Ratio(1)	8.36	7.22
Book Value per Share	$29.37	$27.06
Tangible Book Value per Share(1)	24.96	22.43
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
(n/m) - Not meaningful

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
(in thousands)
ASSETS
Loans, including fees (1)(2)(3)	$4,392,991	$64,732	5.85%	$4,311,693	$63,472	5.86%
Taxable investment securities	1,098,771	12,109	4.37	1,489,843	8,779	2.34
Tax-exempt investment securities (2)(4)	103,321	846	3.25	313,935	1,976	2.50
Total securities held for investment (2)	1,202,092	12,955	4.28	1,803,778	10,755	2.37
Other	212,544	2,466	4.60	52,054	785	6.00
Total interest earning assets (2)	$5,807,627	$80,153	5.48%	$6,167,525	$75,012	4.84%
Other assets	412,244			415,879
Total assets	$6,219,871			$6,583,404

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,208,957	$2,065	0.68%	$1,243,327	$3,041	0.97%
Money market deposits	981,896	6,187	2.50	1,047,081	7,758	2.95
Savings deposits	882,572	3,533	1.59	761,922	3,128	1.63
Time deposits	1,440,704	14,485	3.99	1,430,723	15,190	4.22
Total interest bearing deposits	4,514,129	26,270	2.31	4,483,053	29,117	2.58
Securities sold under agreements to repurchase	—	—	—	5,812	12	0.82
Other short-term borrowings	—	19	—	415,961	5,031	4.81
Total short-term borrowings	—	19	—	421,773	5,043	4.76
Long-term debt	103,044	1,645	6.33	116,032	2,015	6.91
Total borrowed funds	103,044	1,664	6.41	537,805	7,058	5.22
Total interest bearing liabilities	$4,617,173	$27,934	2.40%	$5,020,858	$36,175	2.87%

Noninterest bearing deposits	933,935			919,581
Other liabilities	73,707			91,551
Shareholders’ equity	595,056			551,414
Total liabilities and shareholders’ equity	$6,219,871			$6,583,404
Net interest income (2)		$52,219			$38,837
Net interest spread(2)			3.08%			1.97%
Net interest margin(2)			3.57%			2.51%

Total deposits(5)	$5,448,064	$26,270	1.91%	$5,402,634	$29,117	2.14%
Cost of funds(6)			2.00%			2.42%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent (a non-GAAP financial measure - see the "Non-GAAP Presentations" section for a reconciliation to the most comparable GAAP equivalent). The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $381 thousand and $378 thousand for the three months ended September 30, 2025 and September 30, 2024, respectively. Loan purchase discount accretion was $1.0 million and $1.4 million for the three months ended September 30, 2025 and September 30, 2024, respectively. Tax equivalent adjustments were $1.1 million and $951 thousand for the three months ended September 30, 2025 and September 30, 2024, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $158 thousand and $365 thousand for the three months ended September 30, 2025 and September 30, 2024, respectively. The federal statutory tax rate utilized was 21%.

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

	Three Months Ended September 30,
	2025 Compared to 2024
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$1,355	$(95)	$1,260
Taxable investment securities	(2,768)	6,098	3,330
Tax-exempt investment securities (1)	(1,601)	471	(1,130)
Total securities held for investment (1)	(4,369)	6,569	2,200
Other	1,905	(224)	1,681
Change in interest income (1)	(1,109)	6,250	5,141
Increase (decrease) in interest expense:
Interest checking deposits	(83)	(893)	(976)
Money market deposits	(455)	(1,116)	(1,571)
Savings deposits	484	(79)	405
Time deposits	108	(813)	(705)
Total interest-bearing deposits	54	(2,901)	(2,847)
Securities sold under agreements to repurchase	(6)	(6)	(12)
Other short-term borrowings	(5,012)	—	(5,012)
Total short-term borrowings	(5,018)	(6)	(5,024)
Long-term debt	(211)	(159)	(370)
Total borrowed funds	(5,229)	(165)	(5,394)
Change in interest expense	(5,175)	(3,066)	(8,241)
Change in net interest income	$4,066	$9,316	$13,382
Percentage increase in net interest income over prior period			34.5%
(1) Tax equivalent, using a federal statutory tax rate of 21%.
Our tax equivalent net interest income for the third quarter of 2025 was $52.2 million, an increase of $13.4 million, or 34.5%, compared to $38.8 million for the third quarter of 2024. The increase in tax equivalent net interest income in the third quarter of 2025 compared to the third quarter of 2024 was partially due to an increase of $2.2 million, or 20.5%, in interest income earned from investment securities, which stemmed from higher asset yields, partially offset by lower volumes of securities. The increase in tax equivalent net interest income was also due to an increase of $1.3 million, or 2.0%, in loan interest income stemming from higher volumes of loans, partially offset by a decrease in loan yields. Also contributing to the increase was the $1.7 million increase in other interest income, coupled with decreases in interest expense on borrowed funds and interest bearing deposits of $5.4 million and $2.8 million, respectively, stemming primarily from lower costs and volumes of borrowed funds and lower interest bearing deposit costs.
The tax equivalent net interest margin for the third quarter of 2025 improved to 3.57% from 2.51% in the third quarter of 2024, driven by higher earning asset yields and lower interest bearing liability costs. Total earning asset yields increased 64 basis points ("bps") from the third quarter of 2024, primarily due to an increase of 191 bps in investment securities yields. Interest bearing liability costs decreased 47 bps to 2.40%, due to decreases in interest-bearing deposits, short-term borrowings, and long-term debt costs which decreased 27 bps, 476, and 58 bps, respectively, from the third quarter of 2024.
Credit Loss Expense
Credit loss expense of $2.1 million was recorded during the third quarter of 2025, compared to $1.5 million of credit loss expense recorded in the third quarter of 2024. Credit loss expense in the third quarter of 2025 primarily reflected an additional reserve taken to support organic loan growth, and a $0.7 million increase in the reserve for unfunded loan commitments. Net charge-offs were $15.3 million in the third quarter of 2025, compared to net charge-offs of $1.7 million in the third quarter of 2024, which was primarily due to the $14.6 million charge-off on a single CRE office credit that was reserved for in the second quarter of 2025. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) national unemployment; (2) year-to-year change in national retail sales; (3) year-to-year change in CRE index; and (4) year-to-year change in U.S. GDP. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income
The following table presents significant components of noninterest income and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Investment services and trust activities	$4,059	$3,410	$649	19.0%
Service charges and fees	2,423	2,170	253	11.7
Card revenue	1,752	1,935	(183)	(9.5)
Loan revenue	924	760	164	21.6
Bank-owned life insurance	703	879	(176)	(20.0)
Investment securities gains (losses), net	—	(140,182)	140,182	(100.0)
Other	392	640	(248)	(38.8)
Total noninterest income (loss)	$10,253	$(130,388)	$140,641	(107.9)%

Total noninterest income for the third quarter of 2025 increased $140.6 million to $10.3 million, from total noninterest loss of $130.4 million in the third quarter of 2024, primarily due to the balance sheet-repositioning related securities impairment of $140.4 million recognized in the third quarter of 2024. Also contributing to the increase was a $0.7 million increase in investment services and trust activities revenue stemming from higher assets under administration, coupled with an increase of $0.3 million in service charges and fees. Partially offsetting these increases were declines of $0.2 million each in card revenue, bank-owned life insurance, and other revenue.
Noninterest Expense
The following table presents significant components of noninterest expense and the related dollar and percentage change from period to period:

	Three Months Ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Compensation and employee benefits	$22,312	$19,943	$2,369	11.9%
Occupancy expense of premises, net	2,690	2,443	247	10.1
Equipment	2,601	2,486	115	4.6
Legal and professional	2,067	2,261	(194)	(8.6)
Data processing	1,568	1,580	(12)	(0.8)
Marketing	624	619	5	0.8
Amortization of intangibles	1,143	1,470	(327)	(22.2)
FDIC insurance	780	923	(143)	(15.5)
Communications	155	159	(4)	(2.5)
Foreclosed assets, net	401	330	71	21.5
Other	3,296	3,584	(288)	(8.0)
Total noninterest expense	$37,637	$35,798	$1,839	5.1%

The following table summarizes acquisition and divestiture-related expenses incurred during the three months ended September 30, 2025 and September 30, 2024, which are included in the respective income statement line items, for the periods indicated:

	Three Months Ended September 30,
Merger-related expenses:	2025	2024
(in thousands)
Legal and professional	$132	$127
Other	—	6
Total merger-related expenses	$132	$133
Noninterest expense for the third quarter of 2025 increased $1.8 million to $37.6 million, from $35.8 million in the third quarter of 2024, primarily due to an increase of $2.4 million in compensation and employee benefits driven by wage expense increases due to headcount, medical benefits expense, and incentive expense. The increase in noninterest expense was also partially offset by decreases in amortization of intangibles expense and other expense of $0.3 million each.

Income Tax Expense
Our effective income tax rate, or income tax expense divided by income before income tax expense, was 20.8% for the three months ended September 30, 2025 and 26.5% for the three months ended September 30, 2024. The effective tax rate for the full year 2025 is expected to be in the range of 21.5% to 22.5%.
Comparison of Operating Results for the Nine Months Ended September 30, 2025 and September 30, 2024
Summary

	As of and for the Nine Months Ended September 30,
(dollars in thousands, except per share amounts)	2025	2024
Net Interest Income	$148,429	$108,599
Noninterest Income (Loss)	30,638	(99,084)
Total Revenue, Net of Interest Expense	179,067	9,515
Credit Loss Expense	15,708	7,491
Noninterest Expense	109,697	107,124
Income (Loss) Before Income Tax Expense	53,662	(105,100)
Income Tax Expense (Benefit)	11,529	(28,481)
Net Income (Loss)	42,133	(76,619)
Adjusted Earnings(1)	$43,532	$21,762
Diluted Earnings (Loss) Per Share	$2.03	$(4.86)
Adjusted Earnings Per Share(1)	2.09	1.38

Return on Average Assets	0.91%	(1.54)%
Return on Average Equity	9.63	(19.03)
Return on Average Tangible Equity(1)	12.22	(22.17)
Efficiency Ratio (1)	57.91	65.20
Dividend Payout Ratio	35.84	(n/m)
Common Equity Ratio	9.70	8.58
Tangible Common Equity Ratio(1)	8.36	7.22
Book Value per Share	$29.37	$27.06
Tangible Book Value per Share(1)	24.96	22.43
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
(n/m) - Not meaningful

Net Interest Income
The following table shows consolidated average balance sheets, detailing the major categories of assets and liabilities, the interest income earned on interest-earning assets, the interest expense paid for interest-bearing liabilities, and the related yields and costs for the periods indicated:

	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Cost	Average Balance	Interest Income/ Expense	Average Yield/ Cost
ASSETS
Loans, including fees (1)(2)(3)	$4,351,665	$188,473	5.79%	$4,343,087	$184,920	5.69%
Taxable investment securities	1,157,821	38,364	4.43	1,522,447	27,467	2.41
Tax-exempt investment securities (2)(4)	103,884	2,570	3.31	321,560	6,113	2.54
Total securities held for investment (2)	1,261,705	40,934	4.34	1,844,007	33,580	2.43
Other	147,426	5,230	4.74	34,435	1,445	5.61
Total interest-earning assets (2)	$5,760,796	$234,637	5.45%	$6,221,529	$219,945	4.72%
Other assets	426,414			422,368
Total assets	$6,187,210			$6,643,897

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking deposits	$1,223,487	$6,293	0.69%	$1,280,581	$9,076	0.95%
Money market deposits	990,146	18,577	2.51	1,074,006	23,644	2.94
Savings deposits	854,014	9,751	1.53	731,724	7,848	1.43
Time deposits	1,425,025	42,798	4.02	1,449,485	45,217	4.17
Total interest-bearing deposits	4,492,672	77,419	2.30	4,535,796	85,785	2.53
Securities sold under agreements to repurchase	1,190	6	0.67	5,482	33	0.80
Other short-term borrowings	—	57	—	422,653	15,394	4.87
Total short-term borrowings	1,190	63	7.08	428,135	15,427	4.81
Long-term debt	109,443	5,190	6.34	119,837	6,196	6.91
Total borrowed funds	110,633	5,253	6.35	547,972	21,623	5.27
Total interest-bearing liabilities	$4,603,305	$82,672	2.40%	$5,083,768	$107,408	2.82%

Noninterest bearing deposits	922,775			930,197
Other liabilities	76,329			92,235
Shareholders' equity	584,801			537,697
Total liabilities and shareholders' equity	$6,187,210			$6,643,897
Net interest income (2)		$151,965			$112,537
Net interest spread(2)			3.05%			1.90%
Net interest margin (2)			3.53%			2.42%

Total deposits(5)	$5,415,447	$77,419	1.91%	$5,465,993	$85,785	2.10%
Cost of funds(6)			2.00%			2.39%

(1)	Average balance includes nonaccrual loans.
(2)	Tax equivalent. The federal statutory tax rate utilized was 21%.
(3)
Interest income includes net loan fees, loan purchase discount accretion and tax equivalent adjustments. Net loan fees were $909 thousand and $952 thousand for the nine months ended September 30, 2025 and September 30, 2024, respectively. Loan purchase discount accretion was $3.3 million and $3.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Tax equivalent adjustments were $3.1 million and $2.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The federal statutory tax rate utilized was 21%.

(4)
Interest income includes tax equivalent adjustments of $480 thousand and $1.1 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The federal statutory tax rate utilized was 21%.

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

	Nine Months Ended September 30,
	2025 Compared to 2024
	Change due to
(in thousands)	Volume	Yield/Cost	Net
Increase (decrease) in interest income:
Loans, including fees (1)	$359	$3,194	$3,553
Taxable investment securities	(7,802)	18,699	10,897
Tax-exempt investment securities(1)	(5,005)	1,462	(3,543)
Total securities held for investment(1)	(12,807)	20,161	7,354
Other	4,042	(257)	3,785
Change in interest income (1)	(8,406)	23,098	14,692
Increase (decrease) in interest expense:
Interest checking deposits	(390)	(2,393)	(2,783)
Money market deposits	(1,764)	(3,303)	(5,067)
Savings deposits	1,342	561	1,903
Time deposits	(773)	(1,646)	(2,419)
Total interest-bearing deposits	(1,585)	(6,781)	(8,366)
Securities sold under agreements to repurchase	(23)	(4)	(27)
Other short-term borrowings	(15,337)	—	(15,337)
Total short-term borrowings	(15,360)	(4)	(15,364)
Long-term debt	(515)	(491)	(1,006)
Total borrowed funds	(15,875)	(495)	(16,370)
Change in interest expense	(17,460)	(7,276)	(24,736)
Change in net interest income	$9,054	$30,374	$39,428
Percentage increase in net interest income over prior period			35.0%
(1) Tax equivalent, using a federal statutory tax rate of 21%.

Our tax equivalent net interest income for the nine months ended September 30, 2025 was $152.0 million, an increase of $39.4 million, or 35.0%, compared to $112.5 million for the nine months ended September 30, 2024. This increase in tax equivalent net interest income was due to an increase of $7.4 million, or 21.9%, in interest income earned from investment securities, which stemmed from higher securities yields, partially offset by lower volumes of securities. The increase was also due to an increase of $3.6 million, or 1.9%, in loan interest income stemming from higher yields and loan volume, an increase of $3.8 million in other interest income, coupled with decreases in interest expense on borrowed funds and interest bearing deposits of $16.4 million and $8.4 million, respectively, stemming from lower costs and volumes in all interest expense categories, except savings deposits.

The tax equivalent net interest margin for the nine months ended September 30, 2025 was 3.53%, or 111 bps higher than the tax equivalent net interest margin of 2.42% for the nine months ended September 30, 2024. Total earning asset yield increased 73 bps compared to the nine months ended September 30, 2024, primarily due to increases of 191 bps and 10 bps in total investment securities and loan yields, respectively. Interest bearing liability costs decreased 42 bps to 2.40%, due to a decline in long-term debt costs and interest bearing deposit costs of 57 bps and 23 bps, to 6.34% and 2.30%, respectively, compared to the nine months ended September 30, 2024.
Credit Loss Expense
Credit loss expense of $15.7 million was recorded in the first nine months of 2025, as compared to credit loss expense of $7.5 million for the first nine months of 2024. Credit loss expense in the first nine months of 2025 primarily reflected the specific reserve established in connection with a single $24.0 million CRE office credit, coupled with an increase of $0.4 million in the reserve for unfunded loan commitments. Net charge-offs in the first nine months of 2025 were $18.6 million, as compared to net charge-offs of $2.4 million in the first nine months of 2024. The estimation model utilized by the Company is sensitive to changes in the following forecast inputs: (1) national unemployment; (2) year-to-year change in national retail sales; (3) year-to-year change in CRE index; and (4) year-to-year change in U.S. GDP. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.

Noninterest Income
The following table presents the significant components of noninterest income and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Investment services and trust activities	$11,308	$10,417	$891	8.6%
Service charges and fees	6,744	6,470	274	4.2
Card revenue	5,430	5,785	(355)	(6.1)
Loan revenue	3,535	3,141	394	12.5
Bank-owned life insurance	2,437	2,207	230	10.4
Investment securities gains (losses), net	33	(140,113)	140,146	(100.0)
Other	1,151	13,009	(11,858)	(91.2)
Total noninterest income (loss)	$30,638	$(99,084)	$129,722	(130.9)%
Total noninterest income for the first nine months of 2025 increased $129.7 million to $30.6 million, from noninterest loss of $99.1 million during the same period of 2024, primarily due to the the balance sheet-repositioning related securities impairment of $140.4 million recognized in the third quarter of 2024. Also contributing to the increase were increases of $0.9 million and $0.4 million in investment services and trust activities revenue and loan revenue, respectively. The increase in investment services and trust activities revenue was driven by higher assets under administration, while the increase in loan revenue was due primarily to higher mortgage origination fee income, a favorable change in the fair value of our mortgage servicing rights and an increase in SBA gain on sale revenue. Partially offsetting these increases was the decline of $11.9 million in other revenue stemming from the $11.1 million gain realized in connection with the sale of our Florida banking operations in the second quarter of 2024 and a $0.6 million decrease in swap origination fee income, coupled with a decline of $0.4 million in card revenue.
Noninterest Expense
The following table presents the significant components of noninterest expense and the related dollar and percentage change from period to period:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change
Compensation and employee benefits	$64,535	$61,858	$2,677	4.3%
Occupancy expense of premises, net	7,818	7,691	127	1.7
Equipment	7,577	7,616	(39)	(0.5)
Legal and professional	6,446	6,573	(127)	(1.9)
Data processing	4,752	4,585	167	3.6
Marketing	1,938	1,853	85	4.6
Amortization of intangibles	3,803	4,700	(897)	(19.1)
FDIC insurance	2,548	2,916	(368)	(12.6)
Communications	475	546	(71)	(13.0)
Foreclosed assets, net	558	826	(268)	(32.4)
Other	9,247	7,960	1,287	16.2
Total noninterest expense	$109,697	$107,124	$2,573	2.4%
The following table summarizes the acquisition and divestiture-related expenses incurred during the nine months ended September 30, 2025 and September 30, 2024, which are included in the respective income statement line items, for the periods indicated:

Merger-related expenses:	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Compensation and employee benefits	$—	$314
Occupancy expense of premises, net	—	152
Equipment	—	177
Legal and professional	172	1,162
Data processing	—	312
Marketing	—	32
Communications	—	9
Other	—	143
Total merger-related expenses	$172	$2,301

Noninterest expense for the nine months ended September 30, 2025 was $109.7 million, an increase of $2.6 million, or 2.4%, from $107.1 million for the nine months ended September 30, 2024 and was largely driven by increases of $2.7 million and $1.3 million in compensation and employee benefits and other expense, respectively. The increase in compensation and employee benefits was driven by wage expense increases due to headcount and annual compensation adjustments, increased incentives and commission and employee benefits expenses, partially offset by the receipt of $1.1 million from Employee Retention Tax Credit claims. The increase in other expense stemmed primarily from customer deposit costs and a loss on extinguishment of debt of $0.7 million, partially offset by a decline of $1.9 million in fraud and operating losses. Further, excluding merger-related expenses, legal and professional costs increased $0.9 million due primarily to higher litigation-related legal expenses, coupled with increases in consulting and audit fees. These increases were partially offset by lower intangible amortization, FDIC insurance costs, and foreclosed assets, net costs, which decreased $0.9 million, $0.4 million, and $0.3 million, respectively.
Income Tax Expense
Our effective income tax rate, or income tax expense divided by income before tax expense, was 21.5% for the first nine months of 2025, compared to an effective tax rate of 27.1% for the first nine months of 2024. The effective tax rate for the full year 2025 is expected to be in the range of 21.5 to 22.5%.

FINANCIAL CONDITION
The table below presents the major categories of the Company's balance sheet as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
ASSETS
Cash and cash equivalents	$272,241	$204,895	$67,346	32.9%
Loans held for sale	12,690	749	11,941	(n/m)
Debt securities available for sale at fair value	1,175,656	1,328,433	(152,777)	(11.5)
Loans held for investment, net of unearned income	4,419,628	4,315,627	104,001	2.4
Allowance for credit losses	(51,900)	(55,200)	3,300	(6.0)
Total loans held for investment, net	4,367,728	4,260,427	107,301	2.5
Other assets	421,437	441,825	(20,388)	(4.6)
Total assets	$6,249,752	$6,236,329	$13,423	0.2%
LIABILITIES AND SHAREHOLDERS' EQUITY
Total deposits	$5,478,996	$5,477,982	$1,014	0.0%
Total borrowings	97,973	116,562	(18,589)	(15.9)
Other liabilities	66,727	82,089	(15,362)	(18.7)
Total shareholders' equity	606,056	559,696	46,360	8.3
Total liabilities and shareholders' equity	$6,249,752	$6,236,329	$13,423	0.2%
(n/m) - Not Meaningful
Debt Securities
The composition of debt securities available for sale as of the dates indicated was as follows:

	September 30, 2025		December 31, 2024
(in thousands)	Balance	% of Total	Balance	% of Total
Available for Sale
U.S. Treasuries	$20,981	1.8%	$50,399	3.8%
U.S. Government agencies and corporations	20,097	1.7	9,941	0.7
States and political subdivisions	128,071	10.9	135,720	10.2
Mortgage-backed securities	301,850	25.7	323,439	24.3
Collateralized loan obligations	8,582	0.7	48,869	3.7
Collateralized mortgage obligations	583,889	49.7	646,109	48.7
Corporate debt securities	112,186	9.5	113,956	8.6
Fair value of debt securities available for sale	$1,175,656	100.0%	$1,328,433	100.0%
Total investment securities at September 30, 2025 decreased $152.8 million, or 11.5%, from December 31, 2024 to $1.18 billion. This decrease stemmed from principal cash flows received from scheduled payments, calls, and maturities. As of September 30, 2025, there was $3.5 million of gross unrealized gains and $70.0 million of gross unrealized losses in our debt securities available for sale portfolio for a net unrealized loss of $66.5 million.
See Note 3. Debt Securities to our consolidated financial statements for additional information related to debt securities.
Loans
The composition of our loan portfolio by type of loan was as follows, as of the dates indicated:

	September 30, 2025		December 31, 2024
(in thousands)	Balance	% of Total	Balance	% of Total
Agricultural	$133,612	3.0%	$119,051	2.8%
Commercial and industrial	1,274,881	28.8	1,126,813	26.1
Commercial real estate	2,298,628	52.0	2,344,681	54.2
Residential real estate	659,033	15.0	656,382	15.3
Consumer	53,474	1.2	68,700	1.6
Loans held for investment, net of unearned income	$4,419,628	100.0%	$4,315,627	100.0%
Loans held for sale	$12,690		$749

Loans held for investment, net of unearned income, at September 30, 2025, increased $104.0 million, or 2.4%, from December 31, 2024 to $4.42 billion, primarily driven by organic loan growth and higher line of credit usage, partially offset by the reclassification of $11.0 million of credit card receivables to loans held for sale in the first quarter of 2025. The credit card portfolio sale closed in October 2025. Our loan to deposit ratio increased to 80.66% as of September 30, 2025, as compared to 78.78% as of December 31, 2024. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to our loan portfolio.
Commitments under standby letters of credit, unused lines of credit and other conditionally approved credit lines totaled approximately $1.16 billion and $1.08 billion as of September 30, 2025 and December 31, 2024, respectively.
The composition of our CRE loan portfolio as of September 30, 2025 was as follows:

(in thousands)	Amount	% of Total Loans
Construction & Development	$256,532	5.8%
Farmland	194,921	4.4
Multifamily	451,020	10.2
CRE Other:
NOO CRE Office	111,399	2.5
OO CRE Office	69,130	1.6
Industrial and Warehouse	440,389	10.0
Retail	288,512	6.5
Hotel	131,789	3.0
Other	354,936	8.0
Total CRE	$2,298,628	52.0%
Nonperforming Assets
The following table sets forth information concerning nonperforming loans by class of receivable and our nonperforming assets at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans held for investment	$28,700	$21,705
Accruing loans contractually past due 90 days or more	1,292	142
Total nonperforming loans	29,992	21,847
Foreclosed assets, net	3,952	3,337
Total nonperforming assets	33,944	25,184

Nonaccrual loans ratio (1)	0.65%	0.50%
Nonperforming loans ratio (2)	0.68%	0.51%
Nonperforming assets ratio (3)	0.54%	0.40%
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
Compared to December 31, 2024, nonperforming loans and asset ratios increased 17 and 14 bps, respectively.
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
•Term extension.
For the three months ended September 30, 2025, the amortized cost of the loans that were modified to borrowers in financial distress was $4.3 million, which represented 0.10% of total loans held for investment, net of unearned income. For the nine months ended September 30, 2025, the amortized cost of the loans that were modified to borrowers in financial distress was $7.1 million, which represented 0.16% of total loans held for investment, net of unearned income.

Allowance for Credit Losses
The following table sets forth the allowance for credit losses by loan portfolio segment compared to the percentage of loans to total loans by loan portfolio segment for the periods indicated:

	September 30, 2025		December 31, 2024
(in thousands)	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans	Allowance for Credit Losses	% of Loans in Each Segment to Total Loans
Agricultural	$468	3.0%	$249	2.8%
Commercial and industrial	24,447	28.8	21,040	26.1
Commercial real estate	20,230	52.0	27,641	54.2
Residential real estate	5,560	15.0	4,929	15.3
Consumer	1,195	1.2	1,341	1.6
Total	$51,900	100.0%	$55,200	100.0%

Allowance for credit losses ratio(1)	1.17%		1.28%
Allowance for credit losses to nonaccrual loans ratio(2)	180.84%		254.32%

(1) Allowance for credit losses ratio is calculated as allowance for credit losses divided by loans held for investment, net of unearned income at the end of the period.
(2) Allowance for credit losses to nonaccrual loans ratio is calculated as allowance for credit losses divided by nonaccrual loans at the end of the period.
The following table sets forth the net (charge-offs) recoveries by loan portfolio segments for the periods indicated:

	Three Months Ended September 30, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Three Months Ended September 30, 2025
Charge-offs	$—	$(199)	$(14,614)	$(135)	$(455)	$(15,403)
Recoveries	2	38	3	—	28	71
Net (charge-offs) recoveries	$2	$(161)	$(14,611)	$(135)	$(427)	$(15,332)

Net (charge-off) recovery ratio(1)	—%	(0.01)%	(1.32)%	(0.01)%	(0.04)%	(1.38)%

For the Three Months Ended September 30, 2024
Charge-offs	$—	$(1,575)	$—	$—	$(363)	$(1,938)
Recoveries	1	168	4	4	26	203
Net (charge-offs) recoveries	$1	$(1,407)	$4	$4	$(337)	$(1,735)

Net (charge-off) recovery ratio(1)	—%	(0.13)%	—%	—%	(0.03)%	(0.16)%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

	Nine Months Ended September 30, 2025 and 2024
(in thousands)	Agricultural	Commercial and Industrial	Commercial Real Estate	Residential Real Estate	Consumer	Total
For the Nine Months Ended September 30, 2025
Charge-offs	$(27)	$(385)	$(17,250)	$(207)	$(1,130)	$(18,999)
Recoveries	4	92	178	13	104	391
Net (charge-offs) recoveries	$(23)	$(293)	$(17,072)	$(194)	$(1,026)	$(18,608)

Net (charge-off) recovery ratio(1)	—%	(0.01)%	(0.52)%	(0.01)%	(0.03)%	(0.57)%

For the Nine Months Ended September 30, 2024
Charge-offs	$(4)	$(2,343)	$(35)	$(75)	$(913)	$(3,370)
Recoveries	356	437	18	17	94	922
Net (charge-offs) recoveries	$352	$(1,906)	$(17)	$(58)	$(819)	$(2,448)

Net (charge-off) recovery ratio(1)	0.01%	(0.06)%	—%	—%	(0.03)%	(0.08)%

(1) Net (charge-off) recovery ratio is calculated as the annualized net (charge-offs) recoveries divided by average loans held for investment, net of unearned income and average loans held for sale, during the period.

Actual Results: Our ACL as of September 30, 2025 was $51.9 million, which was 1.17% of loans held for investment, net of unearned income as of that date. This compares with an ACL of $55.2 million as of December 31, 2024, which was 1.28% of loans held for investment, net of unearned income as of that date. The liability for off-balance sheet credit exposures totaled $5.0 million as of September 30, 2025 and $4.6 million as of December 31, 2024, and is included in 'Other liabilities' on the balance sheet.
The Company recorded a credit loss expense related to loans of $15.3 million for the nine months ended September 30, 2025, compared to credit loss expense related to loans of $6.9 million for the nine months ended September 30, 2024. Gross charge-offs for the first nine months of 2025 totaled $19.0 million, while there were $0.4 million in gross recoveries of previously charged-off loans. The ratio of annualized net charge-offs to average loans for the first nine months of 2025 was 0.57% compared to 0.08% for the nine months ended September 30, 2024. This increase was primarily due to the $14.6 million charge-off on a single CRE office credit that was reserved for in the second quarter of 2025.
Economic Forecast: At September 30, 2025, the economic forecast used by the Company showed the following: (1) national unemployment - increases over the next four forecasted quarters; (2) year-to-year change in national retail sales - increases over the next four forecasted quarters; (3) year-to-year change in CRE index - decreases over the next four forecasted quarters; and (4) year-to-year change in U.S. GDP - increases over the next four forecasted quarters. In addition, management utilized qualitative factors to adjust the calculated ACL as appropriate. Qualitative factors are based on management’s judgment of company, market, industry or business specific data, changes in underlying loan composition of specific portfolios, trends relating to credit quality, delinquency, non-performing and adversely rated loans, and reasonable and supportable forecasts of economic conditions.
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
Management believed that, as of September 30, 2025, the ACL was adequate; however, there is no assurance losses will not exceed the ACL. In addition, growth in the loan portfolio or general economic deterioration may require the recognition of additional credit loss expense in future periods. See Note 4. Loans Receivable and the Allowance for Credit Losses to our consolidated financial statements for additional information related to the allowance for credit losses.
Deposits

The composition of deposits was as follows:

	As of September 30, 2025		As of December 31, 2024
(in thousands)	Balance	% of Total	Balance	% of Total
Noninterest bearing deposits	$958,080	17.5%	$951,423	17.4%
Interest checking deposits	1,210,637	22.1	1,258,191	22.9
Money market deposits	972,139	17.7	1,053,988	19.2
Savings deposits	912,879	16.7	820,549	15.0
Total non-maturity deposits	4,053,735	74.0	4,084,151	74.5
Time deposits of $250 and under	845,104	15.4	826,793	15.1
Brokered deposits	200,000	3.7	200,000	3.7
Time deposits over $250	380,157	6.9	367,038	6.7
Total time deposits	$1,425,261	26.0%	$1,393,831	25.5%
Total deposits	$5,478,996	100.0%	$5,477,982	100.0%
Deposits as of September 30, 2025 increased $1.0 million from December 31, 2024 to $5.48 billion. Brokered time deposits were $200.0 million at September 30, 2025 and December 31, 2024. Core deposits, which include the total of all deposits other than time deposits greater than $250 thousand and brokered deposits, were approximately 89.4% of our total deposits as of September 30, 2025, compared to 89.6% as of December 31, 2024. See Note 8. Deposits to our consolidated financial statements for additional information related to our deposits.

Short-Term Borrowings and Long-Term Debt
The following table sets forth the composition of short-term borrowings and long-term debt as of the dates presented:

(in thousands)	September 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$—	$3,186

Junior subordinated notes issued to capital trusts	$42,605	$42,471
Subordinated debentures	—	64,268
Finance lease payable	228	398
Federal Home Loan Bank borrowings	5,140	4,239
Other long-term debt	50,000	2,000
Total long-term debt	$97,973	$113,376
The Company redeemed the entire $65.0 million outstanding principal of its 5.75% Fixed-to-Floating Rate Subordinated Notes due 2030 on July 30, 2025, utilizing a combination of cash on hand and proceeds from a $50.0 million senior term note that closed on July 29, 2025. The senior term note is structured as a 5-year maturity, 7-year amortization facility, bearing interest at a floating rate of 1-month term SOFR plus 1.75%.
See Note 9. Short-Term Borrowings and Note 10. Long-Term Debt to our consolidated financial statements for additional information related to short-term borrowings and long-term debt.
Capital Resources
Shareholders' Equity and Capital Adequacy
The following table summarizes certain equity capital ratios and book value per share amounts of the Company at the dates presented:

	September 30, 2025	December 31, 2024
Common equity ratio	9.70%	8.97%
Tangible common equity ratio(1)	8.36%	7.57%
Total risk-based capital ratio	13.08%	14.07%
Tier 1 risk-based capital ratio	11.95%	11.59%
Common equity tier 1 risk-based capital ratio	11.10%	10.73%
Tier 1 leverage ratio	9.73%	9.15%
Book value per share	$29.37	$26.94
Tangible book value per share(1)	$24.96	$22.37
(1)A non-GAAP financial measure - see the “Non-GAAP Presentations” section for a reconciliation to the most comparable GAAP equivalent.
Shareholders' Equity: Total shareholders’ equity was $606.1 million as of September 30, 2025, compared to $559.7 million as of December 31, 2024, an increase of $46.4 million, or 8.3%, due primarily to a decrease in accumulated other comprehensive loss and an increase in retained earnings.
Capital Adequacy: Risk-based capital guidelines require the classification of assets and some off-balance-sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals. Management believed that, as of September 30, 2025, the Company and the Bank met all capital adequacy requirements to which we were subject. As of that date, the Bank was “well capitalized” under regulatory prompt corrective action provisions. See Note 12. Regulatory Capital Requirements and Restrictions on Subsidiary Cash to our consolidated financial statements for additional information related to our capital.
Stock Compensation
Restricted stock units were granted to certain officers of the Company on February 15, 2025, in the aggregate amount of 99,284. A total of 14,183 restricted stock units were also granted to directors of the Company and the Bank on May 15, 2025, while a total of 8,248 restricted stock units were also granted to directors of the Company and the Bank on August 15, 2025. Additionally, during the first nine months of 2025, 73,446 shares of common stock were issued in connection with the vesting of previously awarded grants of restricted stock units, of which 14,369 shares were surrendered by grantees to satisfy tax requirements, and 6,718 unvested restricted stock units were forfeited.

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
Cash and cash equivalents are summarized in the table below:

(in thousands)	As of September 30, 2025	As of December 31, 2024
Cash and due from banks	$67,125	$71,803
Interest-bearing deposits	205,116	133,092
Total	$272,241	$204,895
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
Net cash provided by operations was another major source of liquidity. The net cash provided by operating activities was $51.3 million for the nine months ended September 30, 2025 and the net cash provided by operating activities was $32.1 million for the nine months ended September 30, 2024.
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
The following tables provide a reconciliation of each non-GAAP measure to the most comparable GAAP equivalent:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
Return on Average Tangible Equity	2025	2024	2025	2024
Net income (loss)	$17,015	$(95,707)	$42,133	$(76,619)
Intangible amortization, net of tax (1)	850	1,090	2,828	3,487
Tangible net income (loss)	$17,865	$(94,617)	$44,961	$(73,132)

Average shareholders' equity	$595,056	$551,414	$584,801	$537,697
Average intangible assets, net	(91,571)	(96,706)	(92,815)	(97,102)
Average tangible equity	$503,485	$454,708	$491,986	$440,595

Return on average equity	11.34%	(69.05)%	9.63%	(19.03)%
Return on average tangible equity (2)	14.08%	(82.78)%	12.22%	(22.17)%

(1) The income tax rate utilized was the blended marginal rate.
(2) Annualized tangible net income divided by average tangible equity.

(in thousands, except per share data)
Tangible Common Equity/Tangible Book Value per Share / Tangible Common Equity Ratio	September 30, 2025	December 31, 2024
Total shareholders’ equity	$606,056	$559,696
Intangible assets, net	(91,004)	(94,807)
Tangible common equity	$515,052	$464,889

Total assets	$6,249,752	$6,236,329
Intangible assets, net	(91,004)	(94,807)
Tangible assets	$6,158,748	$6,141,522

Book value per share	$29.37	$26.94
Tangible book value per share (1)	$24.96	$22.37
Shares outstanding	20,632,760	20,777,485

Equity to assets ratio	9.70%	8.97%
Tangible common equity ratio (2)	8.36%	7.57%

(1) Tangible common equity divided by shares outstanding.
(2) Tangible common equity divided by tangible assets.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
Net Interest Margin, Tax Equivalent/Core Net Interest Margin	2025	2024	2025	2024
Net interest income	$51,008	$37,521	$148,429	$108,599
Tax equivalent adjustments:
Loans (1)	1,053	951	3,056	2,809
Securities (1)	158	365	480	1129
Net interest income, tax equivalent	$52,219	$38,837	$151,965	$112,537
Loan purchase discount accretion	(962)	(1,426)	(3,270)	(3,839)
Core net interest income	$51,257	$37,411	$148,695	$108,698

Net interest margin	3.48%	2.42%	3.44%	2.33%
Net interest margin, tax equivalent (2)	3.57%	2.51%	3.53%	2.42%
Core net interest margin (3)	3.50%	2.41%	3.45%	2.33%
Average interest earning assets	$5,807,627	$6,167,525	$5,760,796	$6,221,529

(1) The federal statutory tax rate utilized was 21%.
(2) Annualized tax equivalent net interest income divided by average interest earning assets.
(3) Annualized core net interest income divided by average interest earning assets.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
Efficiency Ratio	2025	2024	2025	2024
Total noninterest expense	$37,637	$35,798	$109,697	$107,124
Amortization of intangibles	(1,143)	(1,470)	(3,803)	(4,700)
Merger-related expenses	(132)	(133)	(172)	(2,301)
Noninterest expense used for efficiency ratio	$36,362	$34,195	$105,722	$100,123

Net interest income, tax equivalent(1)	$52,219	$38,837	$151,965	$112,537
Noninterest income (loss)	10,253	(130,388)	30,638	(99,084)
Investment security (gains) losses, net	—	140,182	(33)	140,113
Net revenues used for efficiency ratio	$62,472	$48,631	$182,570	$153,566

Efficiency ratio(2)	58.21%	70.32%	57.91%	65.20%
(1) The federal statutory tax rate utilized was 21%.
(2) Noninterest expense adjusted for amortization of intangibles and merger-related expenses divided by the sum of tax equivalent net interest income, noninterest income and net investment securities gains.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30,		September 30,
Adjusted Earnings	2025	2024	2025	2024
Net income (loss)	$17,015	$(95,707)	$42,133	$(76,619)
Less: Investment securities gains (losses), net of tax(1)	—	(103,988)	25	(103,937)
Less: Mortgage servicing rights loss, net of tax(1)	(454)	(761)	(809)	(938)
Plus: Merger-related expenses, net of tax(1)	98	99	128	1,707
Less: (Loss) on extinguishment of debt, net of tax	(487)	—	(487)	—
Less: Gain on branch sale, net of tax(1)	—	—	—	8,201
Adjusted earnings	$18,054	$9,141	$43,532	$21,762

Weighted average diluted common shares outstanding	20,718,431	15,829,032	20,800,812	15,771,924

Earnings (loss) per common share
Earnings (loss) per common share - diluted	$0.82	$(6.05)	$2.03	$(4.86)
Adjusted earnings per common share(2)	$0.87	$0.58	$2.09	$1.38
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
Net cash inflows from operating activities were $51.3 million in the first nine months of 2025, compared with net cash inflows from operating activities of $32.1 million in the first nine months of 2024. Net cash inflows from investing activities were $55.1 million in the first nine months of 2025, compared to net cash inflows from investing activities of $35.3 million in the comparable nine month period of 2024. Net cash outflows from financing activities in the first nine months of 2025 were $39.0 million, compared with net cash inflows from financing activities of $52.8 million for the same period of 2024.
To manage liquidity risk, the Bank has several sources of liquidity in place to maximize funding availability and increase the diversification of funding sources. The criteria for evaluating the use of these sources include volume concentration (percentage of liabilities), cost, volatility, and the fit with the current asset/liability management plan. These acceptable sources of liquidity include:
•Federal Funds Lines;
•Federal Reserve Bank Discount Window;
•Federal Home Loan Bank Advances;
•Brokered Deposits; and
•Brokered Repurchase Agreements
Federal Funds Lines: Federal funds positions provide a source of short-term liquidity funding for the Bank. Unsecured federal funds purchased lines are viewed as a volatile liability and are not used as a long-term funding solution, especially when used to fund long-term assets. The current federal funds purchased limit is 10% of total assets, or the amount of established federal funds lines, whichever is smaller. As of September 30, 2025, the Bank maintains several unsecured federal funds lines totaling $135.0 million, which lines are tested annually to ensure availability. There were no amounts outstanding under such lines at September 30, 2025.
Federal Reserve Bank Discount Window: The Federal Reserve Bank Discount Window is an additional source of liquidity, particularly during periods of economic uncertainty or stress. As of September 30, 2025, the Bank had investment securities consisting primarily of corporate debt, state and political subdivisions, mortgage backed, collateralized loan obligations and collateralized mortgage obligations, with an approximate market value of $289.0 million, pledged to the Federal Reserve Bank of Chicago for liquidity purposes and had additional borrowing capacity of $274.7 million. There were no outstanding borrowings through the FRB Discount Window at September 30, 2025.
Federal Home Loan Bank Advances: FHLB advances provide both a source of liquidity and long-term funding for the Bank. All credit exposure, including advances and federal funds borrowings from the FHLBDM are collateralized primarily by one- to four-family residential, commercial and agricultural real estate first mortgages equal to various percentages of the total outstanding notes. The current credit limit established by the FHLBDM is equal to 45% of the Bank's total assets. This credit capacity limit includes short-term and long-term borrowings, federal funds, letters of credit, and other sources of credit exposure to the FHLB. As of September 30, 2025, the Bank had no short-term FHLB advances and $5.1 million in long-term FHLB borrowings and additional borrowing capacity of $909.8 million.

Brokered Deposits and Reciprocal Deposits: The Bank has brokered time deposit and non-maturity deposit relationships available to diversify its funding sources. Brokered deposits offer several benefits relative to other funding sources, such as: maturity structures which cannot be duplicated in the current retail market, deposit gathering which does not cannibalize the existing deposit base, the unsecured nature of these liabilities, and the ability to quickly generate funds. The Bank’s internal policy limits the use of brokered deposits as a funding source to no more than 20% of total assets. Board approval is required to exceed this limit. The Bank must maintain a “well capitalized” rating to access brokered deposits without FDIC waiver. An “adequately capitalized” rating requires an FDIC waiver to access brokered deposits and an “undercapitalized” rating prohibits the Bank from using brokered deposits. The Company had brokered deposits of $200.0 million as of September 30, 2025 and December 31, 2024.

Under a final rule that was issued by the FDIC in December 2018, financial institutions that are considered "well capitalized" qualify for the exemption of certain reciprocal deposits from being considered brokered deposits. Such exemption is limited to the lesser of 20 percent of total liabilities or $5.00 billion, with some exceptions for financial institutions that do not meet such criteria. At September 30, 2025, the Company had $24.4 million of reciprocal time deposits, $134.1 million of reciprocal interest bearing non-maturity deposits, and $100.1 million noninterest bearing non-maturity deposits that qualified for the brokered deposit exemption. These reciprocal deposits are part of the IntraFi Network Deposits program, which is used by financial institutions to spread deposits that exceed the FDIC insurance coverage limits out to numerous institutions in order to provide insurance coverage for all participating deposits.

Brokered Repurchase Agreements: Brokered repurchase agreements may be established with approved brokerage firms and banks. Repurchase agreements create rollover risk (the risk that a broker will discontinue the relationship due to market factors) and are not used as a long-term funding solution, especially when used to fund long-term assets. Collateral requirements and availability are evaluated and monitored. The current policy limit for brokered repurchase agreements is 15% of total assets. There were no outstanding brokered repurchase agreements at September 30, 2025.

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
The following table presents the anticipated effect on net interest income over a twelve month period if short- and long-term interest rates were to sustain an immediate decrease of 100 bps or 200 bps, or an immediate increase of 100 bps or 200 bps:

	Immediate Change in Rates
(in thousands)	-200	-100	+100	+200
September 30, 2025
Dollar change	$(10,655)	$(4,529)	$4,327	$8,390
Percent change	(4.9)%	(2.1)%	2.0%	3.9%
December 31, 2024
Dollar change	$(16,026)	$(7,283)	$6,707	$13,028
Percent change	(7.8)%	(3.5)%	3.2%	6.3%
As of September 30, 2025, 45.4% of the Company’s earning asset balances will reprice or are expected to pay down in the next twelve months, and 39.6% of the Company’s deposit balances are low cost or no cost deposits.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer, the Chief Financial Officer, and the Chief Accounting Officer, have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 1A. Risk Factors.
As previously announced, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), dated October 23, 2025, with Nicolet Bankshares, Inc. (“Nicolet”), pursuant to which the Company will merge with and into Nicolet, with Nicolet as the surviving entity of such merger (the “Merger”). Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, our shareholders will have the right to receive 0.3175 (the “exchange ratio”) of a share of Nicolet common stock for each share of common stock of the Company. The Merger Agreement was unanimously approved by the board of directors of each of the Company and Nicolet. The Merger Agreement contains customary representations and warranties of both parties and customary conditions to the parties’ obligations to close the transaction, as well as agreements to cooperate in the process of consummating the transaction.
Other than as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A “Risk Factors” of the Company’s Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025.
Risks Related to the Proposed Merger
The Value of the Merger Consideration Will Fluctuate Based on the Trading Price of Nicolet Common Stock.
The exchange ratio determining the number of shares of Nicolet common stock to be issued in the Merger in exchange for each share of the Company’s common stock will not automatically adjust based on the trading price of Nicolet common stock, and the market value of those shares may vary from the closing price of Nicolet common stock on the date the Merger was announced, on the date of the special meeting of the Company’s shareholders to approve the Merger Agreement, on the date the Merger is consummated and thereafter. Any change in the market price of Nicolet common stock prior to consummation of the Merger will affect the amount of and the market value of the Merger consideration that the Company’s shareholders will receive upon consummation of the Merger. Accordingly, at the time of the special meeting of the Company’s shareholders, shareholders will not know or be able to calculate with certainty the market value of the Nicolet common stock to be issued to the Company’s shareholders upon consummation of the Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in business, operations and prospects, and regulatory considerations. Many of these factors are beyond Nicolet’s or the Company’s control. The Company’s shareholders should obtain current market quotations of both Nicolet common stock and the Company’s common stock before they vote.
Regulatory Approvals May Not be Received, May Take Longer than Expected or May Impose Conditions that are Not Presently Anticipated or Cannot be Met.
Before the transactions contemplated in the Merger Agreement can be consummated, including the Merger, various approvals must be obtained from the bank regulatory and other governmental authorities. In deciding whether to grant regulatory clearances, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse condition or development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals, or delay their receipt. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs, or may place restrictions on the conduct of the combined company’s business.
The Company believes that the Merger should not raise significant regulatory concerns, and that the parties will be able to obtain all requisite regulatory approvals in a timely manner. Despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulatory entities, under the terms of the Merger Agreement, Nicolet and the Company will not be required to consummate the Merger if any such approvals would reasonably be expected to materially restrict or burden Nicolet following the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying the consummation of the Merger, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected timeframe. In addition, the Company cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger. The consummation of the Merger is further conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the consummation of the Merger.

The Merger Agreement May be Terminated in Accordance with its Terms and the Merger May Not be Consummated.
The Merger Agreement is subject to a number of conditions which must be fulfilled in order to consummate the Merger. Those conditions include, among other things: approval of the Merger Agreement and the transactions contemplated therein by the Company’s shareholders; receipt of certain requisite regulatory approvals; absence of orders prohibiting consummation of the Merger; effectiveness of the registration statement including the proxy statement/prospectus to solicit approval of the shareholders of the Company; nonobjection of the issuance of Nicolet common stock, as applicable, for listing on NYSE; the accuracy of the representations and warranties by both parties (subject to the materiality standards set forth in the Merger Agreement); the performance by both parties of their covenants and agreements as set forth in the Merger Agreement; and the receipt by both parties of legal opinions from their respective tax counsels. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be consummated. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after receipt of the approval by the Company’s shareholders, or Nicolet or the Company may elect to terminate the Merger Agreement in certain other circumstances.
Termination of the Merger Agreement Could Negatively Impact the Company.
If the Merger is not consummated for any reason, including as a result of shareholders the Company declining to approve the Merger Agreement and the transactions contemplated therein, the ongoing business of the Company may be adversely impacted and, without realizing any of the anticipated benefits of completing the Merger, the Company would be subject to a number of risks, including the following:
•the Company may experience negative reactions from its customers, vendors and employees;
•the Company will have incurred substantial expenses and will be required to pay certain costs relating to the Merger, whether or not the Merger is consummated;
•the Merger Agreement places certain restrictions on the conduct of the Company’s business prior to consummation of the Merger. Such restrictions, the waiver of which is subject to the consent of the other party (not to be unreasonably withheld, conditioned or delayed), may prevent the Company from making certain acquisitions or taking certain other specified actions during the pendency of the Merger; and
•matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by the Company’s management team, which would otherwise have been devoted to other opportunities that may have been beneficial to the Company as an independent company.
If the Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, the Company’s shareholders cannot be certain that the Company will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Nicolet has agreed to provide in the Merger, or that such other merger or business combination will be consummated. Additionally, if the Merger Agreement is terminated under certain circumstances, the terminating party may be required to pay a termination fee to the non-terminating party of $35.0 million.
The Company Will be Subject to Business Uncertainties and Contractual Restrictions While the Merger is Pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is consummated, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, Nicolet’s business following the Merger could be negatively impacted. In addition, the Merger Agreement restricts the Company from making certain transactions and taking other specified actions without the consent of Nicolet until the Merger occurs. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the consummation of the Merger.
The Merger Agreement Contains Provisions that May Discourage Other Companies from Trying to Acquire the Company for Greater Merger Consideration.
The Merger Agreement contains provisions that may discourage a third party from submitting a business combination proposal to the Company that might result in greater value to the Company’s shareholders than the proposed transaction with Nicolet, or that may result in a potential competing acquiror proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay absent such provisions. These provisions include a general prohibition on the Company from soliciting, or, subject to certain exceptions relating to the exercise of fiduciary duties by the Company’s board of directors, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. In addition, the Company may be required to pay Nicolet a termination fee of $35.0 million upon termination of the Merger Agreement in certain circumstances involving acquisition proposals for competing transactions.

The Company Will Incur Transaction Costs in Connection with the Merger.
The Company has incurred and expects that it will incur significant, non-recurring costs in connection with consummating the Merger. The Company may also incur additional costs to maintain employee morale and to retain key employees. The Company will also incur significant legal, financial advisor, accounting, banking and consulting fees, fees relating to regulatory filings and notices, regulatory filing fees, printing and mailing fees and other costs associated with the Merger.
There are many factors beyond our control that could affect the total amount of expenses relating to the Merger. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. Our future operating results and financial condition may be materially adversely affected by transaction expenses. Additionally, many of these expenses will be payable by the Company regardless of whether the Merger is completed. The future operating results and financial condition of the Company and the combined company may be materially adversely affected by transaction expenses.
Litigation may be Filed Against Nicolet or the Company (or their Respective Boards of Directors) that Could Prevent or Delay the Consummation of the Merger or Result in the Payment of Damages Following Consummation of the Merger.
It is possible that, in connection with the Merger, shareholders may file demands or putative class action lawsuits against Nicolet or the Company (or their respective boards of directors). Among other remedies, these shareholders could seek financial damages or to enjoin the Merger. The outcome of any such litigation is uncertain. Additionally, one of the conditions to the closing of the Merger is that there must be no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger. If a dismissal is not granted or a settlement is not reached and any plaintiff were successful in obtaining an injunction prohibiting Nicolet or the Company from completing the Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to Nicolet or the Company, including any cost associated with the indemnification of directors and officers of each company. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows and the market price of the combined company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Repurchase of Equity Securities

The following table sets forth information about the Company’s purchases of its common stock during the third quarter of 2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(2)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1 - 31, 2025	43,303	$27.87	43,303	$12,040,209
August 1 - 31, 2025	98,452	27.14	97,097	9,407,132
September 1 - 30, 2025	—	—	—	9,407,132
Total	141,755	$27.36	140,400	$9,407,132

(1) During the three months ended September 30, 2025, 140,400 shares of common stock were repurchased by the Company under the current share repurchase program, with 1,355 shares surrendered by employees of the Company to pay withholding taxes on vesting of restricted stock unit awards.

(2) On April 27, 2023, the Board of Directors of the Company approved a share repurchase program, allowing for the repurchase of up to $15.0 million of the Company's common stock through December 31, 2025. Since April 28, 2023 and through September 30, 2025, the Company has repurchased 203,802 shares of common stock, leaving $9.4 million available to be repurchased. The Company expects to acquire shares of common stock under the program through open market or private transactions as may be deemed advisable from time to time (including, without limitation, pursuant to one or more 10b5-1 trading plans which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions). The program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so or that the Company will repurchase shares at favorable prices. The program may be suspended or terminated at any time and, even if fully implemented, the program may not enhance long-term shareholder value.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6. Exhibits.

Exhibit Number	Description	Incorporated by Reference to:

2.1	Agreement and Plan of Merger dated October 23, 2025, by and between Nicolet Bankshares, Inc. and MidWestOne Financial Group, Inc.	Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on October 23, 2025

3.1	Amended and Restated Articles of Incorporation of MidWestOne Financial Group, Inc. filed with the Secretary of State of the State of Iowa on March 14, 2008	Exhibit 3.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-147628) filed with the SEC on January 14, 2008

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
101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
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

MIDWESTONE FINANCIAL GROUP, INC.

Dated:	November 5, 2025	By:	/s/ CHARLES N. REEVES
Charles N. Reeves
Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ BARRY S. RAY
Barry S. Ray
Chief Financial Officer
(Principal Financial Officer)

		By:	/s/ JOHN J. RUPPEL
John J. Ruppel
Chief Accounting Officer
(Principal Accounting Officer)